Form 10KSB
period 1996-09-30
CAPITOL COMMUNITIES CORP
filed 1997-01-14
CIK 915636

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended September 30, 1996

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the transition period from _____ to _____

                   Commission File No. 001-12171

                        CAPITOL COMMUNITIES CORPORATION
(Name of Small Business Issuer as specified in its charter)

          Nevada                                88-0361144
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)


25550 Hawthorne Boulevard
Suite 207
Torrance, CA                                              90505
(Address of principal executive offices)                (Zip Code)


Issuer's telephone number: (310) 375-2266

Securities to be registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

                         Common Stock ($.01 Par Value)
                                (Title of Class)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES [_] NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K-SB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year. $31,676

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such, as of a specified date within the past 60 days. $2,784,041 based on the average of the bid and asked obtained from the National Quotation Bureau, Inc. ("NQB") on December 31, 1996.

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 7,188,000 as of December 31, 1996.


                      DOCUMENTS INCORPORATED BY REFERENCE
NONE

     Transitional Small Business Disclosure Format YES [_] NO [X]

                               TABLE OF CONTENTS

PART I

ITEM 1.  DESCRIPTION OF BUSINESS....................................  4

ITEM 2.  DESCRIPTION OF PROPERTIES.................................. 13

ITEM 3.  LEGAL PROCEEDINGS.......................................... 23

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.......... 23

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.................................................... 23

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION.................................................. 25

ITEM 7.  FINANCIAL STATEMENTS....................................... 32

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE........................ 32

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
         OF THE EXCHANGE ACT........................................ 32

ITEM 10. EXECUTIVE COMPENSATION..................................... 34

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT............................................. 35

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS............................................... 36

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K........................... 38

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

     Capitol Communities Corporation, a Nevada corporation (the "Company"), was formed on August 21, 1995. It is the successor-by-merger to AWEC Resources, Inc., a New York corporation (the "Predecessor Corporation"). Unless the context otherwise requires, all references to the "Company" in this Report include the Predecessor Corporation, and all references to the Company's business and properties include the business and properties of Capitol Communities Corporation and its two wholly-owned subsidiaries discussed in more detail below.

     The Predecessor Corporation was incorporated in the State of New York as Century Cinema Corporation in November 1968. In 1969, the Predecessor Corporation conducted its initial public offering of common stock, pursuant to a Form S-2 registration statement filed with the Securities and Exchange Commission (the "SEC"). From 1970 to 1971, the Predecessor Corporation filed annual reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). From 1972 until the Company's filing of its Registration Statement on Form 10-SB on September 16, 1996, neither the Predecessor Corporation nor its successor, Capitol Communities Corporation, complied with the reporting requirements under the Exchange Act.

     By 1983, current management of the Company believes that the Predecessor Corporation had virtually no assets and was essentially dormant. In April 1984, the Predecessor Corporation acquired the business of Diagnostic Medical Equipment Corporation ("DMEC") (the "DMEC Acquisition"). In June 1983, the Predecessor Corporation changed its name to Diagnostic Medical Equipment Corp. After the DMEC Acquisition, the Predecessor Corporation was in the pharmaceutical, medical equipment and surgical supplies business. In August 1987, the Predecessor Corporation filed a registration statement with the SEC on Form S-18 for a proposed offering of securities. The registration statement never became effective and was deemed abandoned by the SEC, as of August 1991. The Company's management believes that, by December 1992, the Predecessor Corporation had virtually no assets.

     In February 1993, Charles L. Silengo Sr. and certain affiliates and related persons (the "Silengo Group") sold all of the outstanding shares of Lion Coal Co. ("Lion Coal") to the Predecessor Corporation in return for the issuance of shares of common stock representing a majority interest in the Predecessor Corporation. In August 1993, the Silengo Group sold most of its Predecessor

Corporation common stock to Joe Vick ("Vick"), thereby transferring control of the Predecessor Corporation to Vick. The Predecessor Corporation transferred its interest in Lion Coal to Charles L. Silengo, for nominal consideration, in connection with the Silengo Group's sale of its Predecessor Corporation common stock to Vick.

     In October 1993, the Predecessor Corporation formed a wholly-owned subsidiary, Resource Equity Corporation, a Texas corporation ("Resource Equity"), to hold options on oil and gas properties purchased by the Predecessor Corporation from PetroSource Energy Corporation ("PetroSource"), a company controlled by Vick. The Predecessor Corporation issued shares of common stock representing a controlling interest in the corporation to PetroSource as consideration for the options. Although, at the time of the purchase, the board of directors of the Predecessor Corporation valued the options at $1,395,356, the amount of cash that PetroSource paid for the options, the options were later discovered to be worthless. Resource Equity was subsequently dissolved on February 13, 1996, by the State of Texas for failure to pay State franchise taxes.

     On November 29, 1993, the Predecessor Corporation filed a Form 10 registration statement with the SEC to register its common stock pursuant to
Section 12(g) of the Exchange Act. The Predecessor Corporation later withdrew the registration statement, for reasons which are unknown to current management of the Company.

     On December 20, 1993, the Predecessor Corporation changed its name to AWEC Resources, Inc. On February 11, 1994, the Predecessor Corporation formed a wholly-owned subsidiary, AWEC Development Corporation, an Arkansas corporation, which later changed its name on January 29, 1996, to Capitol Development of Arkansas Inc. (the "Operating Subsidiary").

     In February 1994, PetroSource transferred the majority of its shares of Predecessor Corporation common stock to Prescott Investments Limited Partnership, a Nevada limited partnership ("Prescott LP"), and Charlie Corporation, a Nevada corporation ("Charlie Corporation"), both of which were then, and presently are, affiliates of Michael G. Todd ("Todd"), Herbert E. Russell ("Russell") and John W. DeHaven ("DeHaven"). See ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The shares were transferred as payment for public relations services provided by Prescott LP and Charlie Corporation to the Predecessor Corporation.

     On February 15, 1994, the Operating Subsidiary purchased approximately 2,041 acres of land in Maumelle, Arkansas (the "Maumelle Property") from Century Realty, Inc. ("Century") for an aggregate purchase price of $8,430,000. The purchase price was comprised of $1,693,000 paid in cash at the closing of the sale and a promissory note payable to Century in the original principal amount of $6,737,000, secured by a first priority security interest in a portion of the Maumelle Property. The cash paid at the closing was obtained from the proceeds of Maumelle Property lot sales to third parties that occurred concurrently with the Operating Subsidiary's acquisition of the Maumelle Property. Since purchasing the Maumelle Property, the Operating Subsidiary has sold, as of September 30, 1996, approximately 196 acres of the Maumelle Property, for aggregate sales of $2,394,473.

     The Maumelle Property was previously owned by Todd and DeHaven, through a general partnership known as DeHaven, Todd & Company ("DTC"), for approximately five years, from 1988 to 1993. In an uncontested foreclosure action, DTC transferred the Maumelle Property to Century successor to the Resolution Trust Corporation (the "RTC"), which then was receiver for San Jacinto Savings Association, the holder of a DTC promissory note secured by the Maumelle Property. Century acquired rights to its claims on the Maumelle Property from the RTC in February, 1993.

     On February 17, 1994, the Predecessor Corporation filed another Form 10 registration statement with the SEC, but later withdrew it because of significant comments from the SEC and the Predecessor Corporation's lack of sufficient resources to satisfactorily respond to the SEC's comments. To the knowledge of the Company's present management, the Company has filed no reports or registration statements with the SEC since the aforementioned Form 10 registration statement.

     In May 1994, the Predecessor Corporation formed a wholly-owned subsidiary, AWEC Homes, Inc., an Arkansas corporation (the "Home Construction Subsidiary"), for the purpose of building single family homes on lots owned by the Predecessor Corporation. The Home Construction Subsidiary, which later changed its name to Capitol Homes, Inc. on January 29, 1996, has had no construction operations.

     In November 1994, Vick and PetroSource sold their remaining shares of the Predecessor Corporation common stock to Charlie Corporation and Prescott LP in consideration of strategic planning services.

     The Operating Subsidiary refinanced its $6,737,000 Century promissory note in September 1995 by (a) borrowing $3,500,000 from Resure, Inc., an Illinois Insurance Exchange member syndicate ("Resure"), to make a cash payment of $2,500,000 to Century (the "Resure Loan I"), (b) issuing two promissory notes to Century, in the amount of $1,400,000 (the "Century Note I") and $350,000 (the "Century Note II"), respectively, to replace the original Century promissory note, and (c) issuing 700,000 shares of Common Stock to Century which then represented 10% of the Company's outstanding Common Stock, as of September 30, 1996. See ITEM 12, "SECURITY

OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." In consideration of the cash payment, promissory notes, and stock, Century released all of the real property securing the original promissory note and accepted approximately 36 acres of Maumelle Property commercial lots as collateral to secure the $1,400,000 Century Note II. The Resure Loan I is evidenced by a promissory note (the "Resure Note I") which is secured by approximately 1,111 acres of the Maumelle Property residential acreage. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES--Indebtedness and Other Liquidity Requirements."

     Concurrently with the Resure Loan I, Resure issued to the Operating Subsidiary a subordinated surplus debenture in the original principal amount of $3,500,000 (the "Resure Debenture"). As consideration for the Resure Debenture, the Operating Subsidiary delivered a $3,500,000 promissory note to Resure (the "Resure Note II"), which is secured by approximately 410 acres of the 1,111 acres of residential property securing the Resure Loan I. See ITEM 2, "DESCRIPTION OF PROPERTY -- RESURE DEBENTURE."

     In order to effectuate a change in domicile and name change approved by a majority of the Predecessor Corporation shareholders, the Predecessor Corporation merged, effective January 30, 1996, into Capitol Communities Corporation, a Nevada corporation formed in August 1995 solely for the purpose of the merger. Under the terms of the merger, each share of Predecessor Corporation common stock was converted to a single share of Capitol Communities Corporation common stock (the "Common Stock"), and Capitol Communities Corporation succeeded to all of the assets, rights, obligations and liabilities of the Predecessor Corporation.

BUSINESS OF THE COMPANY

     GENERAL. The Company is in the business of developing and selling real estate, primarily in the City of Maumelle, Arkansas, a 5,000 acre planned community located on the Arkansas River, across from the western Little Rock area and fifteen miles from downtown Little Rock, Arkansas. The Company's real estate as of September 30, 1996, consisted of the remaining unsold portion of the Maumelle Property (approximately 1,840 acres). See ITEM 2, "Description of Property."

     In the last three years, the Company's business has consisted primarily of selling unimproved residential and commercial lots from its Maumelle Property inventory to private individuals and other developers. Although management of the Company recently decided to shift the Company's primary focus from selling land to the construction and sale of single-family homes, the Company has not yet commenced material development or building activities and will require substantial funding before it can do so. Moreover, the Company is currently suffering severe liquidity problems which prevent the Company from conducting any meaningful business activities. There can be no assurance that the Company will be able to raise sufficient capital to cure its liquidity problems and pursue the business plan and objectives discussed herein. See Item 3, "LEGAL PROCEEDINGS", and Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES."

     The Maumelle Property is managed by Maumelle Enterprises, Inc. ("Maumelle Enterprises"), a real estate management firm affiliated with certain officers, directors and controlling shareholders of the Company. The Company expects that Maumelle Enterprises will continue in the foreseeable future to manage the Maumelle Property and any other Maumelle-area real property the Company may acquire. In other geographic areas, the Company expects to engage local unaffiliated brokers to manage its properties. See ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--SERVICES PROVIDED BY AFFILIATED COMPANIES."

     The Company also intends to enter into the business of providing financial services and products, particularly insurance-related services and products, by trying to acquire an existing company that provides such services, although the Company is not presently in negotiations with any company. See "Growth Strategies -- Strategic Acquisitions," below.

     PRINCIPAL PRODUCTS AND MARKETS. The Company intends to construct single-family homes, apartments and commercial buildings on the land that it presently owns or may acquire in the future. The developed properties will be sold to private home purchasers or apartment or commercial building operators, as appropriate. The Company's initial focus will be to develop single-family homes in the $115,000 to $200,000 price range on the approximately 3,500 single-family home lots it owns in Maumelle. The Company does not expect to operate, manage or lease any properties it may develop.

     The Company intends to sell vacant property from its real estate inventory only as needed to meet liquidity requirements or if Company management determines that a particular property is not appropriate for development by the Company. The Company expects that any such land sold in the future likely will be land which has been zoned for commercial or multi-family use, since the Company wishes to retain as many single-family home lots as it can for development and sale by the Company. Company management expects that any such commercial or multi-family properties sold will be purchased by other real estate developers, who may compete with the Company in any development activity undertaken by the Company.

     The Company plans to conduct its development and construction activities primarily in Arkansas, through the Operating Subsidiary and/or the Home Construction Subsidiary. When appropriate, the Company may acquire and/or develop properties with joint venture partners, and may acquire and/or develop properties in other areas of the United States. See ITEM 2, "DESCRIPTION OF PROPERTY--POLICIES WITH RESPECT TO CERTAIN ACTIVITIES."

     The Company intends to develop a marketing and advertising plan, with emphasis on the print media, to promote the sale of homes built by the Company on the Maumelle Property. The Company also plans to build, decorate, furnish and landscape model homes to facilitate sales on the Maumelle Property. The Company intends to use community, regional and cooperative brokers to sell the homes and other properties it develops.

     The Company had taken initial steps to develop property in California through its joint venture with the Monterra Group, Inc. (the "Monterra Group"), a California real estate developer. The joint venture was formed in August 1996, and purchased six single-family improved lots in Calexico, California.
The Company and the Monterra Group intended to construct and sell homes on the lots, but received an offer to sell them in October 1996. Prior to the completion of the sale, the Company deeded its interest in the lots to the Monterra Group. The amount of $20,000 has been credited to the Company by the Monterra Group as part of the Company's profits in the venture. The $20,000 is being utilized to pay consulting and management fees incurred by the Monterra Group.

     GROWTH STRATEGIES. The Company's primary business objective is to increase long-term total returns to shareholders through appreciation in value of the Common Stock. The Company intends to achieve this objective by implementing the following long-term growth strategies:

     Initial Focus on Maumelle Development Opportunities.  The Company believes
     ---------------------------------------------------
that, at present, its most significant growth opportunity is the development of the Maumelle Property, particularly the building and sale of single-family homes on the approximately 3,500 single-family home lots that are part of the Maumelle Property. Accordingly, the Company intends to focus initially on the building and sale of single-family homes on the Maumelle Property, assuming it can raise sufficient capital to do so, and overcome its present illiquidity.

     Based on current sales trends as evidenced by building permits issued, recent improvement bond refinancing and renewed efforts of the Maumelle City staff to attract industrial development, Management of the Company believes that there is substantial unmet demand in the Maumelle area for single-family homes in the $115,000 to $200,000 price range. Although there can be no assurance as to how long such demand will continue or that the Company will be able to sell all of the homes it may build in Maumelle, the Company believes there will be sufficient demand in Maumelle to support

Company sales of new homes in the $115,000 to $200,000 price range at a rate of 200 homes per year, for 17 years.

     Of the approximately 5,000 single-family vacant sites in the City of Maumelle, approximately 1,500 sites are not owned by the Company. The Company plans to acquire some of these single-family sites, including some that are owned by affiliates of the Company, if it can raise sufficient funds to do so. Given the Company's ownership of a majority of available home sites in Maumelle, and the fact that under Maumelle's Master Land Use Plan little or no new property can be added to the City of Maumelle without public hearings regarding any proposed annexation of land by the City and the subsequent approval by the City's Board of Directors, the Company believes it can achieve virtual dominance in the market for single-family home sites in Maumelle. Management expects that this dominance will enable the Company to implement an orderly build-out program designed to maximize the selling prices of the homes it sells. See ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--POSSIBLE ACQUISITIONS OF LAND FROM AFFILIATES."

     Geographic Markets Diversification.  The Company believes that geographic
     ----------------------------------
diversity in its real property development activities will be a key factor in achieving long-term stability and growth. The Company may achieve this diversity by developing single family homes in other geographic areas such as California and by forming joint ventures.

     Product Diversification.  Although, initially, the Company's primary focus
     -----------------------
will be on the construction of single-family homes, the Company intends to diversify its portfolio and income sources by developing for sale the commercial and multi-family properties it currently owns or may acquire in the future.

     Strategic Acquisitions.  The Company intends to make strategic acquisitions
     ----------------------
of businesses in geographic areas outside of Arkansas, particularly in the home construction industry.

     The Company also wishes to diversify into financial services, primarily the insurance industry, by carefully targeting companies that carry excess and surplus lines coverage and reinsurance services. The Company has no plans to acquire any company at this time.

     COMPETITION. The real estate development industry, especially the home building sector, is highly competitive. In Arkansas--the geographic area in which the Company initially intends to build homes--there are numerous large national and regional firms with significantly greater experience and financial resources than the Company currently possesses. Such firms will likely compete with the Company in the acquisition of land for development, the hiring of sub-contractors, experienced management personnel, construction workers and other employees, and the sale of product. The Company also will compete for residential sales with the resale market for existing homes, multi-family home sales, including townhouses and condominiums, and with available rental properties.

     The Company currently has no material presence or reputation in Arkansas or any other area in the real estate development industry and due to its current illiquidity does not have sufficient capital to commence significant development activities. As a result, the Company may experience difficulties in competing with established developers. The Company intends to improve its ability to compete by entering into joint venture or similar development agreements with established real estate developers and raising additional capital, although there can be no assurance of the success of any such agreements or attempts to raise capital.

     The Company believes that its ownership of a substantial majority of the available undeveloped single-family home properties in Maumelle will assist it in its entry in the home building market in Maumelle, assuming it is able to obtain sufficient capital to commence construction activities. The Company has submitted a proposal to two qualified joint venture partners to develop 735 homes in Maumelle over the next three to four years. Discussions with these sources are preliminary, however, and there is no assurance the Company will be successful in consummating the proposal.

     RAW MATERIALS. The main raw materials used in the construction of homes are concrete and lumber. In addition, the Company will use a variety of other construction material, including glass and sheetrock. For commercial construction the primary materials are steel, concrete and glass. The Company intends to use materials that are commercially available on competitive terms from a variety of sources, but there can be no assurance that such materials will be available on terms that are acceptable to the Company. Since the Company has not commenced significant construction activities, it does not yet have any principal suppliers.

     GOVERNMENTAL REGULATIONS. The building industry is subject to extensive and complex regulations. The Company, its subcontractors and any joint venture partners must comply with various federal, state and local laws, ordinances, rules and regulations regarding zoning, architectural design, construction, population density, availability and installation of utility services, such as water, electricity, gas, and waste disposal, the preservation of the natural terrain, and other related matters, which requires resources and expertise which, for the most part, the Company currently lacks. The Company intends to obtain such resources and expertise by raising additional capital, hiring appropriate sub-contractors, and entering into consulting agreements and/or joint venture agreements with experienced real estate developers and other appropriate parties.

     The Maumelle Property is subject to the City of Maumelle's Master Land Use Plan. Under this Plan, approximately 1,307 acres of the approximately 1,392 acres of the Maumelle Property which is developable land is already zoned for single-family homes. The current zoning allows the Company to apply for building permits for the 3,500 single-family home sites located on this acreage. Although much of the Company's property is currently zoned for single-family homes, none of the developable land acreage is subdivided and the Company will be required to incur a significant additional cost to subdivide the property into individual lots. The Company believes it can satisfy all anticipated governmental requirements involved in the subdivision process, if it obtains adequate additional funding and expertise.

     The Company must seek building permits from the City of Maumelle Building Inspector for each home it builds. The Company must apply for building permits for each commercial property it develops from the Maumelle City Planning Commission and the City's Board of Directors. Although the Company believes it can satisfy all necessary requirements to obtain building permits, at the present time, the Company is not seeking building permits and does not intend to do so until it raises additional capital.

     The Company may be required to mitigate any environmental impact on its 446 acres of wetlands in Maumelle that may be caused by the Company's proposed development activities in Maumelle. Although the Company is not currently aware of any such mitigation requirements, the Company will be required to obtain approval from the Army Corp of Engineers of any required mitigation efforts.
The Company may incur additional costs and delays in seeking such approvals and performing such mitigation.

     Delays in obtaining governmental permits and approvals may increase development costs to the Company. Zoning requirements and restrictions could become more restrictive in the future, resulting in additional time and money being spent to obtain approvals for development of the Company's properties.

     The Company also may be subject to periodic delays or may be precluded from developing projects due to building moratoriums or slow-growth or no-growth initiatives that could be implemented in the future in the areas which it does business. In addition, governmental authorities could change the zoning of all or some of the Company's properties, which could result in a decrease in value.

     ENVIRONMENTAL LAWS. The Company is subject to various federal, state and local laws, ordinances and regulations regarding environmental matters. Under these laws, an owner or operator of real property may be liable for the costs of removal or decontamination of certain hazardous or toxic substances on or in its property. The penalty is imposed whether or not the owner or operator was aware of, or responsible for the hazardous or toxic substances. The costs of inquiry, removal or decontamination of such substances could be substantial. If such substances are found on real property or there is a failure to properly remove or decontaminate the area, the property could be difficult to sell, develop or use to secure debt financing. In connection with its ownership of real property, the Company potentially may be liable under such laws and could incur costs relating to the removal or decontamination of such substances.

     With respect to the Maumelle Property, the Company has had studies conducted on approximately 63% of the property by an environmental engineering company. Environmental Scientists Incorporated conducted a Phase I investigation in July and August 1995 and found no evidence of soil or ground water contamination on the studied property and recommended that a Phase II study was not warranted. In 1986, an Environmental Protection Agency ("EPA") representative stated in a letter to a previous owner of the Maumelle Property, that although part of the Maumelle Property had been used by the United States government during World War II as a munitions ordnance facility until 1950, the entire site had been decontaminated by the U.S. government prior to its sale in 1961. In the letter, the EPA characterized the property as not having any further environmental concerns. There can be no assurance, however, that the Maumelle Property does not contain hazardous or toxic substances particularly on the property which has not been subjected to a Phase I investigation, or that the Company will not incur costs associated with the decontamination of any such substances.

     NUMBER OF EMPLOYEES. The Company has one employee, its President, Michael Todd, who is a full-time employee.


ITEM 2.  DESCRIPTION OF PROPERTY.

GENERAL

     The Company's principal asset is the Maumelle Property, located in Maumelle, Arkansas, title to which is held by the Operating Subsidiary. The Maumelle Property consists of approximately 1,307 acres of single-family sites (which includes approximately 3,500 home sites), approximately 51 acres of commercial property, approximately 32 acres of multi-family sites, and approximately 450 acres of miscellaneous undevelopable property. The Maumelle Property is currently zoned under the City of Maumelle Master Land Use Plan for various development uses, including single-family residences, multi-family units, and commercial development. As of September 30, 1996, the Company's single-family home sites in the City of Maumelle represent approximately 70% of all available vacant land in Maumelle zoned for single-family homes.

     The Maumelle Property can be divided into four categories: (1) the Large Residential Tract, (2) the Pine Ridge Lots, (3) the Commercial Lots, and (4) the Miscellaneous Tracts and Properties. Each category of Maumelle Property will be discussed separately below after the following overview of the City of Maumelle.

     The Operating Subsidiary also owns the Resure Debenture, which is described below. See "DESCRIPTION OF PROPERTY--RESURE DEBENTURE," below.

     Except as otherwise noted, the Company believes that its real property assets are in good condition and are suitable and adequate for the uses indicated. Since there are no insurable improvements on the Company's properties, the Company does not maintain any insurance coverage on its real property assets.

MAUMELLE PROPERTY

     THE CITY OF MAUMELLE. The City of Maumelle is a 5,000 acre planned community located off Interstate 40 on the Arkansas River. Fifteen miles from downtown Little Rock, the capital of Arkansas, Maumelle is patterned after other "new town" communities such as Reston, Virginia, Irvine Ranch in Orange County, California and Columbia, Maryland.

     Under the Master Plan, Maumelle cannot add new property to the city for residential development without public hearings regarding any proposed annexation of land by the City and the subsequent approval by the City Board of Directors. From Maumelle's inception in 1966 to 1996, approximately $120 million has been spent on infrastructure, including sewer and water capacity for a city of up to 25,000 residents and a system of designated common areas including pathways, parks, lakes, golf course and other recreational uses. The City of Maumelle was incorporated as a city in 1985. It is governed by a mayor and city council and has police, fire, and emergency services.

     The population of Maumelle has grown at a faster rate than that of neighboring Little Rock, Arkansas. From 1990 to 1996, Maumelle had a 13% increase in its population; whereas Little Rock grew at only a 2% rate. The community of Maumelle appears to be attracting more highly educated residents than does Little Rock. The U.S. Department of Commerce and the Little Rock Metropolitan Planning Commission ("Metroplan"), a government planning agency, stated that in 1990, 92.6% of Maumelle residents had completed high school, with 38.8% having four or more years of college. During the same period, only 76.6% of Little Rock residents had completed high school and 20.4% had four years or more of college. Maumelle also exceeds the national average for high school and college attendance. As of 1990, only 75.2% of U.S. citizens had completed high school and 20.3% had four or more years of college.

     Since 1979, Maumelle has attracted some major companies to its industrial areas, including Target Distribution Center, Kinney Shoe Distribution Center, Carrier (a manufacturing facility), Kimberly Clark (a manufacturing facility), Ace Hardware Distribution Center, Family Dollar Distribution Center, and Lamb Packaging and Iskco (both manufacturing facilities). The job growth rate in the City of Maumelle has increased by 7.5% from 1990 to 1995; during the same period Little Rock had a job growth rate increase of 14%.

     As of June 30, 1996, the average new home price in Maumelle was $152,551 and in Little Rock was $162,339. The number of building permits issued by Maumelle has increased 112% between 1990 and 1995, according to Metroplan. During the same period, Little Rock experienced a growth rate in building permit issuances of 58%.

     LARGE RESIDENTIAL TRACT. The Large Residential Tract is comprised of approximately 1,111 acres of undeveloped residential land, which, under current zoning, can be subdivided into approximately 3,000 single-family lots. The Large Residential Tract currently is zoned for residential development.

     The Operating Subsidiary has fee title to the Large Residential Tract, which is subject to a first-priority mortgage securing the Resure Loan I. Commencing January 1, 1997, principal and interest on the Resure Note I is payable in quarterly installments of $101,591.16 each until the note matures on July 1, 2000. Prior to that date, interest-only payments were required on a quarterly basis. The balance due at maturity, assuming payment of all scheduled principal and interest payments and no pre-payments, will be $3,248,756. The Resure Note I bears interest at a rate of 10% per annum. Since the Company has not made the initial payment of principal due on January 1, 1997, the current principal amount of the Resure Note I is $3,500,000. The Resure Note I may be prepaid at anytime by the Company without incurring premiums or penalties.

     Approximately 410 acres of the Large Residential Tract is subject to a lien securing the $3,500,000 Resure Loan II, which matures July 1, 2000. Payments of interest only at a rate of 7% per annum are required semi-annually on each June 30 and December 31, which coincide with substantially concurrent and equal payments payable to the Company by Resure pursuant to the Resure Debenture. See "DESCRIPTION OF PROPERTY--RESURE DEBENTURE." The balance due upon maturity of the Resure Note II, assuming payment of all scheduled interest payments and no pre-payments, will be $3,500,000. On maturity of the Resure Note II, there will be a concurrent $3,500,000 payment due to the Company from Resure under the Resure Debenture. The Company may pre-pay the Resure Loan II without incurring premiums or penalties. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES--Indebtedness and other Liquidity Requirements."

     PINE RIDGE LOTS. The Pine Ridge Lots are comprised of approximately 197 acres, including 487 single-family lots which have a preliminary plat filed with the City of Maumelle. The property is zoned for residential development. The Operating Subsidiary has fee title to the Pine Ridge Lots. There are no mortgages or liens for indebtedness or any other material encumbrances on the property. The Company, through its Home Construction Subsidiary or joint ventures anticipate constructing single-family homes on the Pine Ridge Lots in the third quarter of 1997, assuming it can raise sufficient capital. There are, however, certain legal proceedings that may affect the property. See ITEM 3, "LEGAL PROCEEDINGS."

     COMMERCIAL LOTS. The Commercial Lots are approximately 51 acres of lots which have been zoned for commercial and multi-family use. The Company proposes to develop these Commercial Lots either through joint ventures or through its Home Construction Subsidiary. The Company, however, may sell certain portions of the Commercial Lots as required to meet liquidity requirements or if the Company's Management determines that a particular property is not appropriate for development by the Company.

     The Operating Subsidiary has fee title to these lots, although approximately 36 acres of the property are subject to a mortgage for the benefit of Century, as security for the $1,400,000 Century Note I. The Century Note I, bearing an interest rate of 9% per annum, matured January 9, 1996 and the entire outstanding principal balance of the Note was payable on that date. Century filed a foreclosure action against the Operating Subsidiary, and the property on August 12, 1996. See ITEM 3, "LEGAL PROCEEDINGS."

     In addition, certain of the Commercial Lots have delinquent ad valorem taxes for which a lien has been filed against the property. These delinquent ad valorem taxes total approximately $42,250, as of December 31, 1996. Approximately 11 acres of the Commercial Lots are in escrow for sale to an unaffiliated third party for a purchase price of $542,000 and 2 acres of the Commercial Property was sold to an unaffiliated third party on December 31, 1996 for a purchase price of $110,000. Part of the proceeds from the sale of these Commercial Lots will be used to pay the delinquent ad valorem taxes. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES--Prospective Sources of Liquidity."

     Thirty-six acres of the Commercial Lots are encumbered by a lien securing payment of a $380,000 bond issuance. Ad valorem taxes and Special Improvement Taxes constitute a senior lien on the properties in the event of the liquidation of such properties. The Company does not hold any funds nor is there any escrow account for the benefit of the lot owners with respect to the Special Improvement Taxes.

     MISCELLANEOUS TRACTS AND PROPERTIES. The Miscellaneous Tracts and Properties are approximately 477 acres of land, including approximately 7 acres of miscellaneous commercial tracts, 19 acres of multi-family land, approximately 2 acres of easements property, 2 acres of utility property, and approximately 446 acres of wetlands. The Operating Subsidiary has fee title to the Miscellaneous Tracts and Properties and it is held free of any encumbrances or liens. The Company has no current development plans for such property. The wetlands property is located in the Arkansas River and, therefore, is unsuitable for development.

     PROGRAM OF DEVELOPMENT. The Company intends to commence development activity on portions of its Maumelle Property within the next two years, assuming it can raise sufficient capital to do so. The Company intends initially to acquire improved single-family lots from third-party property owners, including the DeHaven Todd Limited Partnership ("DTLP"), and focus its initial development activities on such property. See ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The Company intends to build approximately 250 homes on acquired single-family lots. The Company intends to build moderately priced single-family homes on the Residential Tract for sales prices in the range of $115,00 to $200,000, inclusive of general and administrative expenses, sales and marketing expenses, and closing costs. Because the Company lacks experience in the home construction industry, Management believes the Company may find it difficult to obtain conventional credit sources sufficient to finance the construction of that amount of homes. Management, therefore, believes it may be necessary to enter into joint ventures with well capitalized real estate developers to pursue the Company's building program.

     Management believes that the Company cannot commence substantial single-family home development on the Maumelle Property unless it raises additional capital or otherwise obtains revolving construction financing in the approximate amount of $5,000,000. In addition, the Company will require general working capital to cover overhead and administrative expenses in the amount of at least $500,000, not including expenses already incurred through December 31, 1996.

    Management anticipates that the Company will begin developing its existing inventory with the Pine Ridge Lots. The Pine Ridge Lots are fully entitled with a preliminary subdivision plat recorded with the City of Maumelle. The Pine Ridge Lots are comprised of 487 lots in four subdivisions, averaging approximately 120 lots each. The improvement district in which the Pine Ridge Lots are located is already partially improved, with a roughly graded roadway. Because the Pine Ridge Lots were partially improved prior to the Company's acquisition, the Company expects its cost to develop an improved lot will be less in Pine Ridge than the other Maumelle Property. The Company intends to start home site improvements on at least one Pine Ridge subdivision in the third quarter of 1997, assuming it is able to obtain necessary capital for such development.

    Management plans to commence single-family construction on the first Pine Ridge subdivision lots in the 1998 calendar year. Management estimates that construction costs on single-family homes built on the acquired lots and on Pine Ridge Lots will average approximately $44 per square foot. This is higher than the national average and is reflective of the Company's inexperience in the home construction industry. Given such inexperience and likelihood of price fluctuations over time, no assurance can be given that construction costs will not exceed the Company's estimates.

    The Company expects to obtain capital for improvements on the Large Residential Tract through credit extensions or from the Company's cash flow or joint ventures with well-capitalized real estate developers, or from an equity offering. The Company cannot now estimate when it will commence improvements on the Large Residential Tract.

RESURE DEBENTURE.

    On September 1, 1995, the Operating Subsidiary acquired the Resure Debenture in connection with the $3,500,000 Resure Loan I. See ITEM 1, "DESCRIPTION OF BUSINESS--BUSINESS DEVELOPMENT," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES--Indebtedness and Other Liquidity Requirements." The Resure Debenture was issued to the Operating Subsidiary as consideration for the $3,500,000 Resure Note II. The Operating Subsidiary is entitled to receive semi-annual payments of principal and interest on the Resure Debenture, which generally match the amount and timing of the semi-annual principal and interest payments payable by the Company to Resure under the Resure Note II. The principal and interest payments received by the Company under the Resure Debenture are used to pay the semi-annual payments due to Resure under the Resure Note II. The Company accounts for such income from the Resure Debenture as interest income. The semi-annual principal and interest payments commenced December 1995 and will terminate in June 2000. Interest under the Resure Debenture accrues at a rate of 7% per annum.

    Neither principal nor interest under the Resure Debenture can be paid except after prior authorization from the Board of Trustees ("Board of Trustees") of the Illinois Insurance Exchange (the "Exchange"), which authorization cannot be reasonably withheld under the terms of the Resure Debenture, as acknowledged by the Exchange. However, the Resure Debenture provides that it shall be considered reasonable for the Board to withhold authorization for any payment of principal or interest if such payment of principal or interest (i) would render Resure out of compliance with Exchange regulations, or (ii) would constitute the principal cause for the Exchange suffering regulatory sanctions in any state.
In addition, the Debenture permits payment of principal or interest only with the approval of the Board of Trustees when the Board of Trustees is satisfied that the financial condition of Resure warrants such payment, but, absent specific identifiable conditions, approval may not be withheld by the Board of Trustees if Resure shall have satisfactory evidence that such repayment of principal or interest would not reduce policyholder surplus of the Company to less than $5,000,000.

    Resure can withhold payment of the semi-annual installments under the Resure Debenture in the event the Operating Subsidiary fails to make its installment payments under the Resure Note II. However, the Operating Subsidiary must continue to make payments under the Resure Note II despite any failure by Resure to make payments on the Resure Debenture. The Company is currently in default on the January Resure Note I payment. If Resure withholds the payment of its semi-annual installment under the Resure Debenture, the Company likely would not have any source of income to pay the installment payments required under the Resure
Note II. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,"--"LIQUIDITY AND CAPITAL RESOURCES."

POLICIES WITH RESPECT TO CERTAIN ACTIVITIES

    GENERAL. The following is a discussion of investment policies, financing policies, conflict of interest policies, and policies with respect to certain other activities of the Company. The policies with respect to these activities have been determined by the Company's Board of Directors and may be amended or revised from time to time at the discretion of the Board without a vote of the shareholders of the Company, except that changes in certain policies with respect to conflicts of interest must be approved by a majority of the independent directors and otherwise be consistent with legal requirements.

    INVESTMENT POLICIES.

    Investments in Real Estate or Interests in Real Estate.  The Company
    ------------------------------------------------------
generally conducts all of its investment activities through the Operating Subsidiary and intends to do so for the foreseeable future, except that any construction activity will likely be conducted through the Home Construction Subsidiary. The Company's investment objective is to increase long-term total returns to shareholders through appreciation in the value of the Common Stock. The Company's policy is to acquire or develop assets where the Company believes that favorable investment opportunities exist based on market conditions at the time of the investment.

    The Company expects to pursue its investment objectives primarily through the direct ownership of properties by the Operating Subsidiary, although, as discussed below, the Company may also pursue indirect property ownership opportunities, particularly if it is necessary or advisable to do so in order to acquire the development resources and expertise which the Company now lacks.
The Company intends to acquire or develop residential and commercial properties primarily in the Maumelle area and in California, but may pursue the acquisition or development of residential and commercial properties in other areas of the United States.

    Future development or investment activities will not be limited by the governing documents of the Company or its subsidiaries to any geographic area, product type or specified percentage of the Company's assets. It is the Company's policy to acquire assets primarily for possible capital gain.

    Securities of or Interests in Persons Primarily Engaged in Real Estate
    ----------------------------------------------------------------------
Activities and Other Issuers.  The Company also may invest in securities of
----------------------------
other entities engaged in real estate activities or invest in securities of other issuers, including investments by the Company for the purpose of exercising control over such entities. No such investments will be made, however, unless the Board of Directors determines the proposed investment would not cause the Company to be an "investment company" within the meaning of the Investment Company Act of 1940, as amended (the "Investment Company Act"). Should management recommend prospective acquisitions in the financial services industry to the Company's Board of Directors, it will be the policy to enumerate a correlation between the strategic objectives of the Company and the prospective acquisition, or a plan to enhance shareholder value as measured by future book value or earnings per share.

    Investments in Mortgages.  The Company does not own any mortgages and has no
    ------------------------
immediate plans to invest in mortgages, or to engage in originating, servicing, or warehousing mortgages. However, the Company may determine that it is in its best interests to engage in such activities as a means of providing enhanced service to its home buying customers. Furthermore, while the Company does not intend to purchase mortgages, it may hold mortgages generated from the sale of its real property inventory.

    FINANCING POLICIES. The organizational documents of the Company and its subsidiaries impose no limits on the amount of indebtedness they may incur. The Company will from time to time determine its borrowing policies in light of then-current economic conditions, relative costs of debt and equity capital, market value of the Company's real estate assets, growth and acquisition opportunities, and other factors.

    The Company intends to raise additional capital through equity offerings, debt financing, or a combination thereof, although there can be no assurance that the Company will be able to raise such capital on favorable terms or at all.

    The Company has not established any limit on the number or amount of mortgages that may be placed on any single property or on the Company's portfolio as a whole.

    CONFLICTS OF INTEREST POLICIES. The Board of Directors is subject to certain provisions of Nevada law that are designed to eliminate or minimize certain potential conflicts of interest. There can be no assurances, however, that these policies always will be successful in eliminating the influence of such conflicts, and if they are not successful, decisions could be made that might fail to reflect fully the interest of all shareholders. See ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

    Under Nevada law, each director is subject to restrictions on the misappropriation of corporate opportunities to himself or his affiliates of which he becomes aware solely as a result of his service as a director. The Company may transact business with one or more of its directors or officers or a corporation, firm or association in which one or more of its directors or officers are directors, officers or are financially interested, provided any of the following requirements are satisfied:

    (a) The interested directors or officers must disclose the common directorship, office or financial interest to the board of directors, have it noted in the minutes, and a majority of the disinterested directors must approve or ratify the contract or transaction; or

    (b) The interested directors or officers must disclose the common directorship, office or financial interest to the shareholders, and the shareholders must approve by a majority vote the contract or transaction. The votes of the interested director or officer must be counted in any such vote of the shareholders; or

    (c) The common directorship or office or financial interest is not known to the director and officer at the time the transaction is brought before the board of directors and therefore is not disclosed; or

    (d) The contract or transaction is fair as to the Company at the time it is authorized or approved.

    CERTAIN POLICIES WITH RESPECT TO OTHER ACTIVITIES. The Company and its subsidiaries have authority to offer their securities and to repurchase and otherwise acquire their securities, and they are likely to engage in such activities. In the future, the Company and its subsidiaries may make loans to joint ventures in which they participate in order to meet working capital needs. The Company and its subsidiaries have not engaged in trading, underwriting, agency distribution, or sale of securities of other issuers and do not intend to do so. The Company and its subsidiaries intend to make investments in a manner such that they will not be treated as an investment company under the Investment Company Act.

    COMPETITIVE CONDITIONS. The real estate development industry, especially the home building sector, is highly competitive. In Arkansas the geographic area in which the Company initially intends to build homes--there are numerous large national and regional firms with significantly greater experience and financial resources than the Company currently possesses. Such firms will likely compete with the Company in the acquisition of land for development, the hiring of sub-contractors, experienced management personnel, construction workers and other employees, and the sale of product. The Company also will compete for residential sales with the resale market for existing homes, multi-family home sales, including townhouses and condominiums, and with available rental properties.

    The Company currently has no material presence or reputation in Arkansas or any other area in the real estate development industry and due to its current illiquidity does not have sufficient capital to commence significant development activities. As a result, the Company may experience difficulties in competing with established developers. The Company intends to improve its ability to compete by entering into joint venture or similar development agreements with established real estate developers and raising additional capital, although there can be no assurance of the success of any such agreements or attempts to raise capital.

    The Company believes that its ownership of a substantial majority of the available undeveloped single-family home properties in Maumelle will assist it in its entry in the home building market in Maumelle, assuming it is able to obtain sufficient capital to commence construction activities.

ITEM 3.  LEGAL PROCEEDINGS.

    On August 12, 1996, a foreclosure action was instituted against the Operating Subsidiary and the Predecessor Corporation, AWEC Resource, Inc., as guarantor, by Century in the Chancery Court of Pulaski County, Arkansas. Century is seeking to foreclose on 36 acres of the Commercial Lots of the Maumelle Property securing the $1,400,000 Century Note I, which currently is in default. As a result of cross-default provisions of the $350,000 Century Note II, Century alleges that the Century Note II is also in default.

    On September 16, 1996, the Company filed an answer and counterclaim against Century claiming that the Century Note I and the Century Note II are usurious. There can be no assurance, however, that the Company will prevail on its counterclaim or that it will be able to negotiate a favorable settlement with Century prior to any foreclosure.

    The approximately 197-acre Pine Ridge Lots may be affected by a judgment against the Pine Ridge Addition Residential Property Owners Multi-Purpose Improvement District No. 9 (the "Pine Ridge Improvement District") in the amount of $237,811. The Pine Ridge Lots have been indentured to pay any taxes levied by the Pine Ridge Improvement District in order to satisfy the judgment.

    The Company believes that the Pine Ridge Improvement District has held discussions with the plaintiff in this matter regarding settling the judgment at a reduced amount. However, the Company has accrued the full amount of the liability in its fiscal year 1995 financial statements in case the Residential Lots become subject to a tax to satisfy the judgment.

PART II.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Common Stock is listed for trading in the over-the-counter market on the NASDAQ electronic bulletin board under the symbol "CPCY"; however, the market for shares of the Common Stock is extremely limited. There can be no assurance that the present limited market for the Company's common stock will become more active or even be sustained. In addition, any future sale of the Company's stock by any of the controlling shareholders may have a substantial adverse impact on any such public market.

    The high and low bid prices for shares of common stock of the Company for each quarter within the last two fiscal years are as follows:

                                      BID

Quarter Ending                        High                     Low
--------------                        ----                     ---
September 30, 1994                      5/16                      1/8

December 31, 1994                        1/4                     1/32

March 31, 1995                          1/16                     1/32

June 30, 1995                           1/16                     1/32

September 30, 1995                    1 1/16                     1/16

December 30, 1995                        5/8                      3/8

March 31, 1996                        2  1/2                   2  1/2

June 30, 1996                         2  3/4                   1  3/4

September 30, 1996                    2                        1  1/4

    These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB"), and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

HOLDERS

    The number of record holders of the Company's common stock was 608, as of December 31, 1996.

DIVIDENDS

    During the fiscal year ended September 30, 1996 and the fiscal year ended September 30, 1995, the Company has not declared any cash dividends with respect to its Common Stock. The Company does not expect to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, particularly since the Company has decided to focus its primary business in the home construction industry, and has had no operational history as a home builder. There are no material restrictions limiting, or provisions that are likely to limit, the Company's ability to pay dividends on its Common Stock in the future.

    The following issuances of unregistered securities occurred during the fiscal year ended September 30, 1996:

    (1) In November 1995, the Predecessor Corporation issued 700,000 shares of Common Stock to Century in connection with the refinancing of the original $6,737,000 Maumelle Property acquisition promissory note. The shares were issued as consideration for the payment of $3,321,794 of such debt. Such shares were issued to Century in reliance on Section 4(2) of the Securities Act.

    (2) In January 1996, the Predecessor Corporation merged into the Company for the sole purpose of changing its state of domicile and effectuating a name change. Each outstanding share of the Predecessor Corporation was converted into a single share of Common Stock of the Company pursuant to such merger. The shares of the Company issued to the former Predecessor Corporation shareholders pursuant to this merger were issued pursuant to Section 3(a)(9) of the Securities Act.

    (3) In July 1996, the Company entered into a financial consulting agreement with Olsen & Associates Consulting, Inc. ("Olsen Agreement"), which was amended in September 9, 1996. As consideration for the financial consulting services to be rendered by Olsen, the Company was obligated to issue 150,000 shares of Common Stock to Olsen, as well as an option to purchase up to 350,000 shares of Common Stock. The Company was to issue such securities pursuant to Section 4(2) of the Securities Act. The Olsen Agreement was terminated on October 5, 1996, without any services being rendered by Olsen & Associates and without the shares and option being issued by the Company. With the cancellation of the Olsen Agreement, the Company was relieved of its obligations to issue the option and the shares thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

    The following discussion should be read in conjunction with the financial statements and the notes thereto appearing in Item 7 of this Report (the "Financial Statements"). As noted in the Financial Statements, there is substantial doubt about the Company's ability to continue as a going concern due to its current illiquidity.

    During the period covered by the financial statements, the Company significantly changed the nature of its business activities from land sales to real estate development (all as discussed in more detail herein). As a result, the Company's management does not believe the historical financial information presented in the Financial Statements is indicative of likely future results of operations. The Company believes that its ability to generate revenues in the future from real estate development activities will depend in large part on its ability to solve its current illiquidity problems, the success of the Company's future capital-raising efforts to overcome its present illiquidity position, and the Company's ability to develop or acquire greater construction, sales and other real estate development expertise than the Company now possesses.

RESULTS OF OPERATIONS

    COMPARISON OF YEAR ENDED SEPTEMBER 30, 1996 TO YEAR ENDED SEPTEMBER 30, 1995. For the year ended September 30, 1996, the Company experienced a loss of $765,334 compared with a loss of $885,918 for the year ended September 30, 1995. The difference in performance resulted primarily from an increase in interest income of $232,688 from $13,207 to $245,905, as well as an increase in gross profit and a partially offsetting increase in general and administrative costs as discussed in more detail below.

    Sales decreased from $565,467 for the year ended September 30, 1995, to $31,676 for the year ended September 30, 1996, as a result of a shift in the Company's business plan and activities from selling vacant lots out of existing real property inventory to retaining lots in the expectation of developing and building homes and commercial properties on the lots. This decrease had a negligible effect on net income because of the high cost of sales of the properties sold during the year ended September 30, 1995. The gross profit for the year ended September 30, 1996 was $31,676 derived from timber sales and $0 resulting from land sales. This was an increase of $53,734 in gross profit from the year ended September 30, 1995.

    From the year ended September 30, 1995 to the year ended September 30, 1996, general and administrative expenses increased from $877,077 to $1,042,915, an increase of $165,838. The increase in general and administrative costs resulted primarily from an increase of $187,967 in interest expenses from $586,888 to $774,855. Management and consulting fees decreased from $180,416 in the year ended September 30, 1995 by $130,472 to $49,944 for the year ended September 30, 1996. This resulted from reduced fees to Maumelle Enterprises. In addition, during the year ended September 30, 1996, the Company accrued general and administrative expenses such as officers' salaries, office lease and directors' fees, that had not previously been accrued prior to September 30, 1995. No general and administrative expenses were invoiced or accrued to the Company prior to the period ended September 30, 1995. Although the Company continues to accrue expenses to related parties, including compensation of $20,000 per month to the President of the Company, Michael G. Todd, under his employment agreement and management and consulting fees to Maumelle Enterprises, Todd and Maumelle Enterprises have represented to the Company that it is their intention to allow the Company to accrue such fees until the Company is financially in the position to pay the fees. There can be no assurance, however, that Todd or Maumelle Enterprises will continue to allow the Company to accrue their fees.

    The Company believes that its results of operations can improve in the future if it is able to raise sufficient additional capital to take care of its current illiquidity problems and to take advantage of an apparent increase in building activity in the City of Maumelle in 1996, which is summarized below.

    There can be no assurance, however, that such trends will continue or that the Company will be able to capitalize on these trends. In the 1995 calendar year, 176 permits were issued by the City of Maumelle for the construction of new homes. In the calendar year of 1996, 220 permits have been issued for the construction of new homes. Although there can be no assurance that such increase in activity constitutes a trend, the Company believes that the level of home development activity in Maumelle will continue to increase in the future, as compared to 1995, for the following reasons:

    (1) In June 1995, three of the outstanding improvement bond issues in the City of Maumelle, to which 558 improved lots in the City of Maumelle were subject, were refinanced with a new bond issue whose terms of indenture were more favorable to homeowners. The Company believes that such bond issue will result in an increase in the availability of building capital, because management believes that home loan lenders are more likely to make loans if they are secured by property that has no bond assessments.

    (2) In June 1996, two additional improvement bond issues to which approximately 655 Maumelle improved lots were subject were refinanced with a new issue, again on more favorable terms.

    (3) The Country Club of Arkansas, a golf-oriented development in Maumelle, has completed improvements and opened its new golf course to the public in the Fall of 1996. This development has approximately 500 home sites remaining to be developed. The owner/developer of the Country Club of Arkansas has placed substantial amounts of advertising and promotion into local print media which may produce a positive effect for future development activity in Maumelle.

    The Company does not foresee any significant elements of income or loss that would not arise from its ordinary course of business, except for the losses that would likely arise if the Company were to lose the approximately 1,110.76 acres of land secured by the Resure Note I, the Resure Note II, and the Century Note II, which is in foreclosure action. As set forth elsewhere in this Report, the Company is in default, or is claimed to be in default, under all of the foregoing Notes, and the Company has no immediate source of cash for bringing its obligations current.

    Assuming that the Company's liquidity problems can be solved, there may be some seasonal variance in the flow of income as the Company executes its plan to build homes in Maumelle. Such variances could arise, for example, from the impact of weather on any construction in progress. Typically, substantial rainfall is experienced in Central Arkansas from November through March.

    The nature of the home building industry is cyclical and is affected by various factors beyond the Company's control, including changes in the general and local economy, employment, availability of financing, interest rates, changes in demographics, housing demands, as well as changes in government regulations. The home building industry is capital intensive and can involve significant expenses in acquiring and improving land and the subsequent development. Developers are subject to a number of other risks, including availability and cost of land, materials, and labor, weather conditions, construction delays, costs of building moratoriums and environmental controls, and increases in real property taxes and other local government fees. Any or all of these factors could have an adverse material effect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    INDEBTEDNESS AND OTHER LIQUIDITY REQUIREMENTS. The principal amount of the Company's total debt at September 30, 1996 (except where noted otherwise), includes, without limitation, the following (see ITEM 2, "DESCRIPTION OF PROPERTY--MAUMELLE PROPERTY" for descriptions of encumbered properties referenced below):

         $1,400,000 recourse note ("Century Note I") payable to Century, matured January 9, 1996, secured by approximately 36 acres of the Commercial Lots; 9% interest payable at maturity.

         $350,000 recourse note ("Century Note II") payable to Century, matures September 11, 1998, but is deemed due and payable as of January 9, 1996, by its terms, as a result of the Century Note I default; unsecured; 10% interest, paid semi-annually on each June 30 and December 31.

         $3,500,000 Resure Note I, recourse note, payable to Resure, matures July 1, 2000, secured by the approximately 1,111-acre Large Residential Tract; 10% interest, paid quarterly until October 1, 1996, then quarterly payments of principal and interest in the amount of $101,591.15 are required.

         $3,500,000 Resure Note II, non-recourse, payable to Resure, matures July 1, 2000, secured by approximately 410 acres of the Large Residential Tract; 7% interest, paid semi-annually on each June 30 and December 31.

         $200,000 recourse note payable to Davister Corp. (the "Davister Note"), matured January 9, 1996, unsecured; 9% interest payable at maturity.

         $69,000 in ad valorem real property taxes, relating to all portions of the Maumelle Property, due and payable as of December 31, 1996.

    In addition to the foregoing debt, the Company will, within the next six months, require general working capital to cover overhead and administrative expenses in the amount of at least $500,000. Unless the Company's debt, most of which is currently in default, can be refinanced or restructured, the Company's status as a viable going business concern will remain in doubt.

    The Century Note I matured January 9, 1996, and remains unpaid. Based on cross-default provisions in the Century Note II, Century claims that the Century
Note II is also now in default. Century filed a foreclosure complaint against the Company with respect to this debt on August 12, 1996. On September 16, 1996, the Company filed an answer and counterclaim against Century claiming the Century Note I and the Century Note II were usurious. There can be no assurance, however, that the Company will prevail in this litigation. See ITEM 3, "LEGAL PROCEEDINGS."

    The Company did not make the $101,591.16 October 1, 1996 payment under the Resure Note I, but was granted an extension until

April 1, 1997, in consideration of a pledge of 200,000 shares of the Company's common stock by two of the Company's major shareholders, Charlie Corporation and Prescott Investments Limited Partnership (the "Pledge Agreement"). See ITEM 11, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." The Company has not made the $101,591.16 quarterly payment due January 1, 1997, and does not expect to be able to make such payment unless it liquidates additional property inventory or can otherwise raise capital. Under the November 25, 1996 Pledge Agreement, Resure agreed to waive all rights, powers and remedies it may have had on November 25, 1996, with respect to any breach or default, whether known or unknown, including waiving any right to default due to the Century Note default. However, due to the Company's present inability to pay the Resure
Note I January payment, the Company is again in default under the Resure Note I and, as a result of cross-default provisions, is in default under the Resure
Note II. See "Prospective Sources of Liquidity," below.

    Due to this default, Resure may withhold the semi-annual interest payments on the Resure Debenture that are paid to the Company. If this were to occur, the Company likely would not have any source of income to pay the installment payments required under the Resure Note II.

    PROSPECTIVE SOURCES OF LIQUIDITY. Current operating cash flows will be insufficient to service the Company's existing debt or the Company's anticipated future operating cash needs.

    The Company has been negotiating with representatives of Century to extend the defaulted Century Note I and Century Note II. At this time the Company has been unable to meet Century's proposed refinance terms, due to the Company's lack of liquidity. The Company currently is attempting to raise additional funds to retire these Notes by using unencumbered portions of the Maumelle Property to secure new debt, although there can be no assurance that such attempts will be successful or that additional funds can be raised prior to Century's foreclosure on the 36 acres of the Commercial Lots.

    The Company expects to repay the $200,000 note payable to Davister Corp., referred to above, by utilizing funds obtained from any additional debt financing secured to satisfy the Century Note I and the Century Note II.

    The Company has continued negotiations for an $18,400,000 loan from a European lender, which were not successful. Although discussions have not formally terminated, the Company is currently no longer actively pursuing this option.

    The Company is in negotiations with an investment banking firm to arrange debt and construction financing in the total amount of

$20,000,000 (the "Construction Financing Loan"). If the Construction Financing Loan is obtained, the Company intends to use the net proceeds to begin operations as a home builder and to service existing debt. The Company intends to use part of the unsecured portions of the Maumelle Property to secure $10,000,000 of the loan, with the remaining $10,000,000 to be secured by home construction.

    The Company is negotiating with private sources to secure bridge financing for a $600,000 loan, for which the Company would receive net proceeds of $500,000 (the "Bridge Financing Loan"). $200,000 of the net proceeds will be used to service existing debt. The Bridge Financing Loan will be contingent upon the Company securing a firm letter of commitment for the Construction Financing Loan. Management believes that, assuming the parties can reach agreement on the terms of the Bridge Financing Loan, such bridge financing would be available within fifteen days after the issuance of a firm letter of commitment for the Construction Financing Loan. There can be no assurance, however, that the Company will be able to obtain the Construction Financing Loan or the Bridge Financing Loan on terms that are favorable to the Company or at all.

    The Company raised $110,000 from a sale of a 2-acre parcel of the Commercial Lots, which closed on December 31, 1996. The Company expects to raise $542,000 from the pending sale of another 11 acre parcel of the Commercial Lot portion of the Maumelle Property. The parcel is expected to close on or before March 31, 1997, with net proceeds of approximately $500,000. Sale proceeds will be used to pay accrued interest on the Resure Note I, to pay existing debts and for general corporate purposes.

    With respect to prospective long-term liquidity, the Company intends to generate the bulk of its cash from operations by building and selling homes. At present, management of the Company believes that the most likely source of substantial cash flow during the next two years is the development of single-family home product in the $115,00 to $200,000 price range on the approximately 3,500 single-family home sites it owns in Maumelle, assuming the Company can obtain the necessary financial resources to undertake substantial building operations on the Maumelle Property. Although there can be no assurance that the Company can obtain such resources, the Company believes that its ownership of a majority of the undeveloped home sites in Maumelle will enable the Company to attract the necessary financing to implement an orderly build-out program that will generate cash flow. See ITEM 1, "DESCRIPTION OF BUSINESS--BUSINESS OF THE COMPANY--Growth Strategies."

    The Company intends to raise operating capital by selling debt and/or equity securities to the public or in private transactions. There can be no assurance, however, that such public or private offerings will be successful.

    The Company intends to meet home building operating capital requirements by obtaining development financing in the form of secured credit line facilities from lenders, although there can be no assurance that such financing can be obtained on attractive terms, or at all. See ITEM 2, "DESCRIPTION OF PROPERTY."

    COMPARISON OF YEAR ENDED SEPTEMBER 30, 1996 TO YEAR ENDED SEPTEMBER 30, 1995. Cash decreased $454,151 during the year ended September 30, 1996 compared to an increase of $235,307 during the year ended September 30, 1995. The difference was the result of cash used to pay quarterly interest payments on the Resure Note I in the year ended September 30, 1996, and the decrease in sales revenue during that period.

    Net cash used for operations decreased by $963,543 from $1,403,862 for the year ended September 30, 1995 to $440,319 for the year ended September 30, 1996. This difference is due primarily to the change in net loss and differences in adjustments to reconcile Net Income to Net Cash Applied to Operating Activities between the two fiscal periods. Among the differences for the year ended September 30, 1995, is an increase of $90,935 in real estate holdings which resulted from the capitalization of Special Improvement District Taxes on certain of the Commercial Lots. During the same period in 1996, there was an increase in real estate holdings of $254,936. This increase was not due to acquisition of new property, but a result of capitalizing Special Improvement District Taxes on the Commercial Lots. During the year ended September 30, 1996, accrued interest increased by $48,536 for interest earned on the Resure Debenture. During the year ended September 30, 1995, accrued interest increased $13,217 for interest earned on the Resure Debenture.

    Another significant difference between the two fiscal years was the change in Accounts Payable and Accrued Expenses. In the year ended September 30, 1995, these accrued expenses decreased by $137,766. This decrease included an decrease in accrued ad valorem taxes of $37,410 and a decrease in accrued Special Taxes payable of $89,039. For the years ending September 30, 1996, Accounts Payable and Accrued Expenses increased by $559,775. This increase included increases of $169,835 for Special Improvement District Taxes Payable and $58,868 for ad valorem taxes payable. The amount payable to Maumelle Enterprises increased by $90,630 for advances to, or payments made on behalf of, the Company. Additionally, approximately $279,800 was accrued during the period by the Company for officers' salaries, directors' fees and office lease.

    Accrued Interest was also a significant difference between these two fiscal year periods. During the year ended September 30, 1995, accrued interest decreased by $314,696. The decrease resulted from the large interest payments made in September 1995 as a result of refinancing the Century debt.

    Cash flows from financing activities increased by $1,639,169 during the year ended September 30, 1995, compared to a decrease of $13,832 for the year ended September 30, 1996. The increase in the year ended September 30, 1995 resulted from the refinancing of the Century debt and an increase in long-term debt.
This increase arose from an increase in the original Maumelle Property acquisition note to Century in the amount of $186,563, which was used for payment of Special Improvement District Taxes on the Commercial Lots.

ITEM 7.  FINANCIAL STATEMENTS.

    The audited financial statements of the Company are included in this Annual Report on Form 10-KSB at pages F1 to F6.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

    The Company has not changed accountants during the last two fiscal years; nor has the Company had any disagreements with the accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS AND EXECUTIVE OFFICERS
                                                    Date of    Director Term
Name                   Age   Position               Election   Expires
----                   ---   --------               --------   -------------

Michael G. Todd        47    Chairman and           7/95       1996
                             President

Ronald J. Campbell     53    Director and           3/94       1996
                             Secretary

Herbert E. Russell     70    Director               3/94       1996

Robert R. Neyland      42    Director               4/94       1996

David R. Paes          42    Vice President,        7/95       N/A
                             Treasurer and
                             Assistant Secretary

    The following is a biographical summary of the experience of the directors and executive officers of the Company:

MICHAEL G. TODD. Chairman of the Board, President and Chief Executive Officer of the Company. Todd also is the sole Director and President of the Operating Subsidiary. Todd is a general partner of DeHaven Todd & Co., a merchant banking partnership he co-founded in 1985 with DeHaven. Todd has extensive experience in the banking industry, having been the President and Chief Executive Officer of two Southern California banks, Orange City Bank and Bay Cities National Bank.

RONALD J. CAMPBELL. Director and Secretary. Campbell is the President of Financial Economic Research & Counsel, a research and business consulting firm he founded in 1993. Campbell also has 26 years experience as an executive in the banking industry.

HERBERT E. RUSSELL. Director. Russell is the President of Charlie Corporation, a Nevada corporation, which is a controlling shareholder of the Company.
Russell is also President of Hermico Corporation, a company founded by Russell and engaged in the business of prospecting and producing precious metal concentrates. Prior to forming Hermico, Russell owned and operated an oil field trucking company and a cotton farm.

ROBERT R. NEYLAND. Director. Neyland also serves on the Board of Directors of HomeCapital Investment Corporation, a public company. Since 1993, Neyland has been the Chief Financial Officer for Select Switch Systems, Inc., a privately-held Texas company. He was also a partner in Living Suite, a weekly and monthly residential rental company, from 1990 to 1996.

DAVID R. PAES. Vice President, Treasurer, and Assistant Secretary. Paes is Executive Vice President and a controlling shareholder of Maumelle Enterprises, a real estate management company that currently provides management and administrative service to the Company. See ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--SERVICES PROVIDED BY AFFILIATED COMPANIES." He has been involved in real estate development as a chief financial officer of two real estate land companies since 1977, and is a certified public accountant.

SIGNIFICANT EMPLOYEES

    The Company's sole employee is Michael G. Todd, its Chairman, President and Chief Executive Officer.

FAMILY RELATIONSHIPS

    There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

    Except as set forth below, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

    (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

    (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

    (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

    (4) was found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

    The following table sets forth certain information with respect to the compensation that was paid in 1996 fiscal year to the Company's executive officers.

    The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM COMPENSATION

                           ANNUAL COMPENSATION                                    AWARDS                     PAYOUTS

(a)                                 (b)          (c)          (d)     (e)         (f)          (g)           (h)        (i)
Name & Principal Position           Year or    Salary         Bonus  Other        Restricted   Securities    LTIP       All Other
                                    Period     ($)            ($)    Annual       Stock        Underlying    Payouts    Compensation
                                    Ended                            Compensation              Options

Michael Todd,                       9/30/96    $240,000(1)      0      0            0            0             0          0
Chairman/President

David Paes(2)                       9/30/96           0         0      0            0            0             0          0

_____________

(1) Michael Todd has been employed as President of the Company since November 1994. Todd received no salary from the Company for the period November 1994 through September 30, 1995. The amount of salary shown represents deferred salary owed to Todd for the period October 1, 1995 through September 30, 1996. Todd has received no other compensation.

(2) David Paes has been Vice-President of the Company since July 1995 but has not devoted any significant amount of time to its operations. Paes has received no salary or other compensation from the Company from July 1995 through September 30, 1996.

    The Company does not have any qualified or non-qualified stock or option plans for its employees. The Board of Directors has proposed initiating a stock option plan and a nonqualified stock option plan for key employees, directors and other employees that contribute materially to the success of the Company.
As of September 30, 1996, the terms of the plans have not been defined by the board; however the Company anticipates that such plans will be adopted within the next six months.

    The Company has a five-year written agreement with Todd to perform the duties of President. Under the agreement, which became effective on October 1, 1995, Todd is to be compensated at a rate of $20,000 per month. The agreement expires on September 30, 2000. The Company is not party to any other employment agreements.

DIRECTOR COMPENSATION

    Outside directors are compensated for their services in the amount of $500 per month. Outside directors, Neyland, Russell, and Campbell, have agreed to defer such compensation until the Treasurer of the Company determines that sufficient funds are available to make such payments. Such compensation has been deferred since April 1994, and continues to be deferred. The Company for the fiscal year ended September 30, 1996, had a deferred liability in the amount of $18,000 for outside directors' compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth the beneficial ownership of shares of Common Stock as of December 31, 1996, for (i) each person who is known by the Company to be the beneficial owner of more than a 5% interest in the Company, (ii) directors of the Company, (iii) the sole "named executive officer" of the Company, as defined in Item 402(a)(2) of SEC Regulation S-B, and (iv) the directors and named executive officer of the Company as a group. Unless otherwise indicated in the footnotes, all such interests are owned directly, and the indicated person or entity has sole voting and investment power. Addresses are provided only for 5% or greater owners.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                        Name and
Title of Class          address of                Amount and          Percent of
                        beneficial                nature of bene-     class
                        owner(1)                  ficial owner
Common Stock            Michael G. Todd(2)        2,851,589 shares    37.83%

Common Stock            John W. DeHaven(3)(4)     2,851,589 shares    37.83%

Common Stock            Herbert E. Russell(3)     2,851,589 shares    37.83%

Common Stock            Century Realty Inc. (5)     700,000 shares     9.29%

Common Stock            Jens Olsen(6)               500,000 shares     6.63%

Common Stock            Ronald J. Campbell                0 shares        0%

Common Stock            Robert R. Neyland                 0 shares        0%

Common Stock            Directors and Executive
                        Officers as a Group       5,703,178 shares    75.38%

-----------

(1) Unless otherwise indicated, the address of the beneficial owner is 25550 Hawthorne Boulevard, Suite 207, Torrance, California 90505.

(2) All of these shares are owned by Prescott Investments, L.P. Michael G. Todd is the sole managing member of Granite Industries LLC, which is the managing general partner of Prescott LP. Todd is the sole "named executive officer" of the Company, as defined in Item 402(a)(2) of SEC Regulation S-
     B. See ITEM 9, "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS."

(3) All of these shares are owned by Charlie Corporation, of which Herbert E. Russell, as grantor and trustee of an irrevocable trust, owns 100% of the outstanding stock. John W. DeHaven is the sole income beneficiary of the trust, but Russell has sole investment and voting power over the trust. The trust terminates on the death of DeHaven. See ITEM 9, "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS."

(4)  DeHaven disclaims beneficial ownership of these shares.

(5) Century Realty, Inc. The Company believes that Century Realty is a wholly-owned subsidiary of Transcontinental Realty Investors, Inc., who is the beneficial owner of these shares. Transcontinental Realty's address is 10670 North Central Expressway, Suite 300, Dallas, Texas 75231.

(6) Jens Olsen was granted the right to purchase up to 500,000 shares of he Company's Common Stock at a price ranging from $2.00 to $4.00 per share in a financial consultant agreement dated October 7, 1996. As of December 31, 1996, Olsen has exercised his right to purchase 150,000 shares, and has the right to exercise his option to purchase up to 300,000 shares of Common Stock within sixty days of this Report. Olsen's address of record is 230 Park Avenue, Suite 1000, New York City, New York 10169.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    SERVICES PROVIDED BY AFFILIATED COMPANIES

    The Company has paid fees or expects to pay fees to certain affiliated companies for various types of services, and will continue to do so in the future. These arrangements are summarized below.

    MAUMELLE ENTERPRISES, INC. AGREEMENT. The Company has an oral agreement with Maumelle Enterprises, Inc. to provide management and administrative services for the Maumelle Property. Currently, Maumelle Enterprises manages the Company's inventory of property, oversees any sale of property, and manages administrative matters such as ensuring payment of taxes, mortgages and other expenditures incurred in management of the property. Maumelle Enterprises also represents the Company at local and state hearings that may affect the Company's property. Maumelle Enterprises is owned primarily by officers and directors of the Company and has no clients other than the Company and DeHaven Todd Limited Partnership, an Arkansas limited partnership ("DTLP"), which is owned almost entirely by Todd and DeHaven. The stock of Maumelle Enterprises is owned by officers, directors and security holders named in response to Item 403 of SEC Regulation S-B, as follows: Todd owns ten percent (10%); DeHaven owns ten percent (10%); and Paes owns forty percent (40%). Paes is also an officer and director of Maumelle Enterprises and receives a salary in the amount of $48,000 per year from Maumelle Enterprises. Ann Alridge ("Alridge"), an officer of the Company's subsidiaries, is employed by Maumelle Enterprises and receives a salary of $30,000 per year.

    Under the oral management and administrative services agreement, payment to Maumelle Enterprises for management services depends upon the actual services rendered in a given month and the current liquidity of the Company. If funds are not available,

Maumelle Enterprises has agreed to defer payment of its fees. For the fiscal year ended September 30, 1995, the Company paid Maumelle Enterprises $74,381 and the Company had accrued unpaid fees to Maumelle Enterprises of $198,230 for the fiscal year ended September 30, 1996.

    The Company intends to formalize its management agreement with Maumelle Enterprises in writing. The duration, terms and conditions of the contract have not yet been determined and will be subject to approval by the independent directors of the Company.

    SUBLEASING OF OFFICE SPACE. The Company is currently subleasing its principal office space in Torrance, California from DTC, a California partnership. The partnership, owned equally by Todd and DeHaven, charges the Company $1,800 per month. The Company owes DTC $21,600 in rental payments for the fiscal year ended September 30, 1996.

    The majority of the disinterested board of directors on October 1, 1995, voted to approve the oral agreement between the Company and DTC for the subleasing of office space from DTC to the Company.

    The Company plans to continue to sublease its office space from DTC until at least September 30, 1998.

POSSIBLE ACQUISITIONS OF LAND FROM AFFILIATES

    LAND ACQUISITION. The Company intends to purchase 121 improved single-family lots from DTLP. DeHaven, who is the sole general partner of DTLP, owns 75% of DTLP, while Todd owns 20% as a limited partner. In addition to the 121 single-family lots, DTLP owns approximately acres of commercial property and approximately 16 acres of industrial property in Maumelle.

    The Company expects to purchase any lots it acquires from DTLP at fair market value, to be determined at the time of purchase. Such fair market value will be established by an unaffiliated certified appraiser. Any future transactions between the Company and its officers, directors and affiliates will be approved by a majority of the Company's outside directors or will be consistent with policies approved by such outside directors.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) FINANCIAL STATEMENTS AND EXHIBITS

    FINANCIAL STATEMENTS

CAPITOL COMMUNITIES CORPORATION, INCLUDING PREDECESSOR CORPORATION AND SUBSIDIARIES.

    Report of Independent Auditors .................................F-1

    Balance Sheet as of September 30, 1996 .........................F-2

    Statements of Operations for the Years Ended September
    30, 1996 and 1995...............................................F-3

    Statements of Changes in Shareholders' Equity September
    30, 1996 .......................................................F-4

    Statements of Cash Flows for the Years Ended September
    30, 1996 and 1995 ..............................................F-5

    Notes to Financial Statements  .................................F-6

  EXHIBITS

       The following Exhibits are filed as part of this Report. (Exhibits numbers correspond to the exhibits required by Item 601 of Regulation S-B for an annual report on Form 10-KSB)

2.1.1 Articles of Merger, filed with State of Nevada, dated November 29, 1995, merging AWEC Resources into Capitol Communities Corporation.*

2.1.2 Agreement of Merger, filed with State of Nevada, dated November 15, 1995, between AWEC Resources, Inc., and Capitol Communities Corporation.*

2.2 Certificate of Merger, filed with State of New York, dated January 5, 1996, merging AWEC Resources, Inc., into Capitol Communities Corporation.*

3.1.1 Articles of Incorporation of Capitol Communities Corporation, dated August 18, 1995.*

3.1.2 Certificate of Amendment of Articles of Incorporation of Capitol Communities Corporation, dated February 6, 1996.*

3.2    Bylaws of Capitol Communities Corporation, dated August 22, 1995.*

10.1 Contribution Agreement, dated September 11, 1995, between AWEC Development Corporation and Resure, Inc.*

10.2 Subordinated Surplus Debenture, dated September 11, 1995, between AWEC Development Corporation and Resure, Inc.*

10.3 Non-Recourse Promissory Note, dated September 11, 1995, between AWEC Development Corporation and Resure, Inc.*

10.4 Non-Recourse Mortgage, dated September 11, 1995 between AWEC Development Corporation and Resure, Inc.*

10.5 Security Agreement, dated September 11, 1995 between AWEC Development Corporation and Resure, Inc.*

10.6 Environmental Indemnity Agreement, dated September 11, 1995, between AWEC Development Corporation and Resure, Inc.*

10.7 Loan Agreement, dated September 11, 1995 between AWEC Development Corporation and Resure, Inc.*

10.8 Promissory Note, dated September 11, 1995 between AWEC Development Corporation and Resure, Inc.*

10.9 Mortgage, dated September 11, 1995 between AWEC Development Corporation and Resure, Inc.*

10.10 Environmental Indemnity Agreement, dated September 11, 1995, between AWEC Development Corporation and Resure, Inc.*

10.11 Agreement for Refinance of Secured Note, dated September 11, 1995 between Century Realty, Inc., AWEC Resources, Inc., and AWEC Development Corporation.*

10.12 Promissory Note, dated September 11, 1995, between AWEC Development Corporation and Century Realty, Inc. in the amount of $1,400,000.*

10.13 Mortgage, dated September 11, 1995, between AWEC Development Corporation and Century Realty, Inc. in the amount of $350,000.*

10.14 Promissory Note, dated September 11, 1995, between AWEC Development Corporation and Century Realty, Inc.*

10.15 Guaranty, dated September 11, 1995, between AWEC Development Corporation and Century Realty, Inc.*

10.16 Stock Option Agreement, dated September 11, 1995, between Century Realty, Inc., and AWEC Development Corporation.*

10.17 Release Deed, dated September 9, 1995, between Century Realty, Inc., and AWEC Development Corporation.*

10.18  Employment Agreement, dated July 14, 1995 between the Company and Michael
       G. Todd.*

10.19 Olsen Consultant Agreement, dated October 7, 1996 between the Company and Jens Olsen.**

21.    List of Subsidiaries.*

23.    Consent of Consent of Joel S. Baum P.A.

       See Financial Statements at F-1 To F-6.

       * Exhibit(s) incorporated by reference from the Registration on Form 10-SB of the Company, Registration No.915636 filed on September 16, 1996.

       ** Exhibit incorporated by reference from the Current Report on Form 8-K, Commission File No. 915636 filed on October 18, 1996.

(b)  REPORTS ON FORM 8-K

       The following reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 1996.


       None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 CAPITOL COMMUNITIES CORPORATION




                                                By: /s/ Michael G. Todd
                                                   -----------------------------
                                                   Michael G. Todd, Chairman,
                                                   President and Chief Executive
                                                   Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature           Title              Date
          ---------------   ---------------   ----------------
/s/       Robert Neyland    Director          January 14, 1997

/s/       Herbert Russell   Director          January 14, 1997

/s/       Ronald Campbell   Director          January 14, 1997

/s/       David Paes        Vice President,   January 14, 1997
                            Treasurer

INDEX TO FINANCIAL STATEMENTS



             CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
             ------------------------------------------------------


                          AUDITED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

Independent Auditor's Report ...............................F-1

Financial Statements

     Balance Sheet..........................................F-2

     Statements of Operations...............................F-3

     Statements of Changes in Shareholders Equity...........F-4

     Statements of Cash Flows...............................F-5

     Notes to Financial Statements..........................F-6

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders of Capitol Communities Corporation, Inc. and Subsidiaries


We have audited the accompanying balance sheets of Capitol Communities Corporation, Inc. and Subsidiaries as of September 30, 1996 and the related statements of income and accumulated deficit, stockholders equity and cash flows for the years ended September 30, 1996, and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of Capital Communities Corporation, Inc. and Subsidiaries as of September 30, 1996 and the results of its operations and the related statements of income and accumulated deficit, stockholders equity and cash flows for the periods ended September 30, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 15 to the financial statements, the Company has suffered recurring losses from operations and has net capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


January 8, 1996
Coral Springs, Florida

             CAPITAL COMMUNITIES CORPORATION, INC AND SUBSIDIARIES
             -----------------------------------------------------
                                 BALANCE SHEET
                                 -------------
                               SEPTEMBER 30, 1996
                               ------------------

                                     ASSETS
                                     ------

  1996
  ----
Current Assets

 Cash in Bank                                     $  (188,448)

 Account Receivable                                       357
 Prepaid Assets                                         6,893
 Accrued Interest                                      62,140
                                                  -----------
          Total Current Assets                       (119,058)

Loan & Origination Fees,
 Net of Amortization (60,253)                         211,601

Other Assets
 Deposits                                                 129
 Real Estate Holdings                               9,156,357
 Investments                                        3,500,000
                                                  -----------
          Total other Assets                       12,656,486
                                                  -----------
          Total Assets                            $12,749,029
                                                  ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities

 Accounts Payable & Accrued Expenses              $   761,970
 Accrued Interest                                     252,671
 Note Payable                                       1,964,406
                                                  -----------
          Total Current Liabilities                 2,979,047

 Notes Payable                                      6,973,128
                                                  -----------

          Total Liabilities                         9,952,175

Shareholders' Equity

 Preferred Stock, $.01 par value
  none issued and outstanding                               0
 Common Stock, $.001 Par Value;
  Authorized 40,000,000 Shares;
  Issued and Outstanding - 7,000,000                    7,000
 Additional Paid in Capital                         4,764,108
 Accumulated Deficit                               (1,974,254)
                                                  -----------

          Total Shareholders' Equity                2,796,854

          Total Liabilities and
           Shareholders' Equity                   $12,749,029
                                                  ===========

                  See Accompanying Auditor's Report and Notes.

             CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                    YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                    ---------------------------------------


                                    1996           1995
                                ------------   ------------

Revenues:

 Sales (Note 11)                $    31,676    $   565,467

Cost of Sales                             0        587,525
                                -----------    -----------

 Gross Profit                        31,676        (22,058)

Operating Expenses:

 General & Administrative
  Expenses                        1,042,915        877,077
                                -----------    -----------

Net Income (Loss) Before
 Interest Income                 (1,011,239)      (899,135)

Interest Income                     245,905         13,217
                                -----------    -----------

Net Income (Loss) Before
 Extraordinary Item                (765,334)      (885,918)

Accumulated Deficit              (1,208,920)      (323,002)
                                -----------    -----------

                                $(1,974,254)   $(1,208,920)
                                ===========    ===========
Weighted Average
 Common Shares Outstanding            (.109)         (.086)
                                ===========    ===========

                  See Accompanying Auditor's Report and Notes

             CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 ---------------------------------------------
                               SEPTEMBER 30, 1996
                               ------------------


                                                                     ADDITIONAL
                                                 COMMON STOCK        PAID-IN        ACCUMULATED
                                            # SHARES      AMOUNT     CAPITAL        DEFICIT
                                            --------      ------     -------        -------
September 30, 1994                          11,135,018    $11,135    $1,438,191     $  (323,002)

Reverse Stock
 Split (July, 1995)                         (8,908,014)    (8,908)        8,908               0

Additional Stock
 Issued                                      4,772,996      4,773     3,317,009               0

Net (Loss)                                           0          0             0        (885,918)
                                            ----------    -------    ----------     -----------

September 30, 1995                           7,000,000      7,000     4,764,108      (1,208,920)

Net (Loss)                                           0          0             0        (765,334)
                                            ----------    -------    ----------     -----------

September 30, 1996                           7,000,000    $ 7,000    $4,764,108     $(1,974,254)
                                            ==========    =======    ==========     ===========

                  See Accompanying Auditor's Report and Notes

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
            ------------------------------------------------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                    YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                    ---------------------------------------

                                       1996           1995
                                    ----------   ---------------
Cash Flows From Operating
 Activities:

Net (Loss)                          $(765,334)   $  (885,918)

Amortization                           57,232              0

Adjustments to Reconcile
 Income to Net Cash Used
 for Operating Activities:

 (Increase) Decrease in
  Receivables                         (37,491)        (9,832)
 (Increase) Decrease in
  Real Estate Holdings               (254,936)       (90,935)
 Increase (Decrease) in
  Accrued Expenses                    559,775       (137,766)
 (Increase) Decrease in
  Prepaid Assets                          535         (7,557)
 (Increase) Decrease in
  Loan Origination Fees                     0       (271,854)
                                    ---------    -----------
          Net Cash (Used)
           For Operations            (440,319)    (1,403,862)

Cash Flows From Financing
 Activities:
 Increase (Decrease)in Long Term
  Debt                                (13,832)     1,639,169
                                    ---------    -----------
Net Increase (Decrease) in
 Cash                                (454,151)       235,307

Cash - Beginning of Year              265,703         30,396
                                    ---------    -----------

Cash - End of Year                  $(188,448)   $   265,703
                                    =========    ===========


                  See Accompanying Auditor's Report and Notes.

             CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               SEPTEMBER 30, 1996
                               ------------------



NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES
          -------------------------------

  A.  BACKGROUND
      ----------

The Company was originally incorporated in the State of New York on November 8, 1968 under the name of Century Cinema Corporation. In 1983, the Company merged with a privately owned company, Diagnostic Medical Equipment Corp. and as a result changed its name to that of the acquired company. By 1990, the Company was an inactive publicly held corporation. In 1993, the Company changed its name to AWEC Resources, Inc. and commenced operations. On February 11, 1994 the Company formed a wholly owned subsidiary AWEC Development Corp, and Arkansas Corporation, which later changed its name to Capitol Development of Arkansas. The Company is currently in the business of developing and selling real estate properties.

In order to effectuate a change in domicile and name change approved by a majority of the Predecessor Corporation shareholders, the Predecessor Corporation merged, effective January 30, 1996, into Capitol Communities Corporation, a Nevada corporation formed in August 1995 solely for the purpose of the merger.

  B.  PRINCIPLES OF CONSOLIDATION
      ---------------------------
The Consolidated financial statements include accounts of its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

  C.  REAL ESTATE HOLDINGS
      --------------------

Real estate investments are stated at the lower of cost or market. Acquisition costs are allocated to respective properties based on appraisals of the various properties acquired in the acquisition.

   D. INCOME TAXES
      ------------

In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

  E.  REVENUE RECOGNITION
      -------------------

The full accrual method is used to determine the recognition of revenue, in which both the earning price is virtually complete. The profit is determined when both of these criteria are met; revenue is recognized.


  F.  EARNINGS/LOSS PER SHARE
      -----------------------

Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the fiscal years ended September 30, 1996 and 1995 were 7,000,000.

NOTE 2 -  CAPITAL TRANSACTIONS
          --------------------

  A.  In May 1993, the Company executed a 15 to 1 reverse stock split.

  B. In September 1993, the company issued an additional 4,282,126 shares of common stock to existing stockholders.

  C. In October 1993, the Company issued to Petro Source 6,079,000 shares of common stock to acquire royalty interests in oil and gas properties owned by Petro Source Energy Corp.

  D.  In July 1995, the Company executed a 5 to 1 reverse stock split.

  E. In July 1995, the Company issued an additional 4,772,996 shares of common stock to existing stockholders.


NOTE 3 -  INVESTMENT IN OIL AND GAS PROPERTIES AND LITIGATION
          ---------------------------------------------------

On October 20, 1993, the Company incorporated Resource Equity Corporation, a wholly-owned subsidiary. The purpose of that subsidiary was to acquire royalty interests in oil and gas producing properties.

During November, 1993, Resource Equity Corporation acquired what it believed were deposits to acquire royalty rights in producing oil and gas fields located in the State of Texas for a total cost of $1,360,567.

In 1994, the Company's corporate counsel determined that these rights were fraudulently conveyed. A lawsuit was initiated to recover such funds. Although the threatened lawsuit succeeded in obtaining a settlement with summary judgment against the party who had conveyed these rights and received the deposit proceeds, the Company's corporate counsel does not believe any efforts to collect on the judgement will be successful. Accordingly, the Company has concluded that this asset be written off as a non-recurring loss.

On February 13, 1996, Resource Equity Corporation was dissolved by the State of Texas for failure to pay state franchise taxes. The dissolution has no material impact on the companies future operations.

NOTE 4 -   REFINANCING DEBT
           ----------------

Capitol Development of Arkansas, Inc., a wholly owned subsidiary of the Corporation, negotiated with Century Realty to eliminate a portion of the debt -- $3,321,794 of the balance owed was converted into 700,000 common shares representing 10% of the outstanding common stock of the corporation, as of September 30, 1996.

NOTE 5 -  INVESTMENT - DEBENTURE
          ----------------------

The Corporation entered into a contribution agreement with Resure, Inc. contributing to Resure, Inc. a note from the corporation in the principal amount of $3,500,000 secured by approximately 409.73 acre residential tract of land in the city of Maumelle, Pulaski County, Arkansas, in exchange for which Resure, Inc. issued to the Corporation a subordinated surplus debenture in the amount of $3,500,000.

NOTE 6 -  AGREEMENTS
          ----------

The Corporation entered into an agreement with Century 21 Metro, Inc. for managerial and agency services. This agreement was terminated as of September 30, 1994.

NOTE 7 -  CONTINGENCIES
          -------------

There is a lawsuit pending in the amount of $200,000 with interest at 5% per annum dated February 9, 1994 against Pine Ridge Improvement District, filed by Robert D. Holloway, Inc. for engineering services, planning, and surveying. Capitol Communities Corporation, Inc. and its subsidiary are not a party to the action; however, as owner of the property, any judgement against the property is a liability of the Company. Negotiations are currently taking place in order to settle this lawsuit.

NOTE 8  LIENS
        -----

The special improvement district taxes constitute a lien on the commercial tracts that is superior to mortgage liens in the event a delinquency causes the improvement district to foreclose on the property for nonpayment of the special tax. The Company maintains no escrow account for the special improvement district taxes.

NOTE 9  MORTGAGES
        ---------

On September 11, 1995, the Company entered into a promissory note with Resure, Inc. for $3,500,000 at ten percent interest per annum, payable in full on July 1, 2000. Payments of accrued interest only are due for 1 year, payable quarterly on the unpaid principal balance, first payment due October 1, 1995. Then payments in the amount of $101,591.16 will be paid quarterly with the first payment due October 1, 1996, until the entire balance of this note is paid in full. All payments shall be applied first to interest, then to principal.

The Company entered into a loan agreement with Resure, Inc. as lender and the Corporation as borrower, borrowing $3,500,000 from the lender and granting a mortgage on an approximate 701.03 acre tract of land and an approximate 409.73 acre residential tract of land all in the City of Maumelle, Pulaski County Arkansas.

NOTE 10 REFINANCING DEBT
        ----------------

The Company refinanced the promissory note to Century Realty as follows: obtained a $3,500,000 loan from Resure, Inc. secured by 1,111 acres of the residential property, of which $2,500,000 was paid directly to Century Realty, $1,400,000 promissory note with Century Realty, and issued 700,000 shares of the Company's common stock which amounted to $3,321,794. The refinancing note from Resure, Inc. is cross collateralized with a debenture and investment note for $3,500,000. The proceeds of the investment note purchased a $3,500,000 investment in Resure, Inc.

NOTE 11 REVENUE
        -------

For the year ending September 30, 1996, the only revenue that was generated was from the receipt of timber royalties from the residential lots.

NOTE 12  LEASE AGREEMENT
         ---------------

The Company is subleasing office space from Dehaven & Todd Co., in which Michael G. Todd, is a partner. The monthly lease payment began on October 1, 1995 and is $1,800 per month. The lease expires September 30, 1998.

The lease commitment is as follows:

   Year ended September 30
    1996                                    $21,600
    1997                                     21,600
    1998                                     21,600
                                            -------
Total Minimum
  Rental Payments                           $64,800
                                            =======

As of September 30, 1996, all amounts due under this agreement have been accrued.

NOTE 13  AGREEMENTS
         ----------

The Company has a five-year written agreement with Todd to perform the duties of President. Under the agreement, which became effective on October 1, 1995, Todd is to be compensated at a rate of $20,000 per month. The agreement expires on September 30, 2000. The Company is not a party to any other employment agreements.

NOTE 14  FORECLOSURE LITIGATION - CENTURY
         --------------------------------

On August 12, 1996 Century Realty Inc. entered into a lawsuit against Capitol Development of Arkansas, Inc., and Capitol Communities Corporation, in an action for foreclosure of a lien on approximately 36 acres of commercial property for the non-payment of the entire unpaid principal balance of promissory Note 1 and
Note 2, together with all accrued and unpaid interest, which became due and payable in full on January 9, 1996.

On September 16, 1996 a counter claim was filed against Century Realty, Inc. for the complaint to be dismissed and that the Company have judgement against Century for double the amount of interest paid on both the February 15, 1994 note and the September 11, 1995 note. The basis of the complaint was that Century Realty, Inc. mislabeled other charges and interest exceeded the lawful amount allowable in an effort to avoid Arkansas usury law.

NOTE 15  GOING CONCERN
         -------------

The Company currently is unable to meet the its liquidity requirements consisting of such items as taxes, interest payments, debt reduction, assessments and general operating expenses.

The Company did not make the $101,591.16 October 31, 1996 payment under the Resure Note I, but was granted an extension until April 1, 1997 in consideration of a pledge of 200,000 shares of the Company's common stock by two of the Company's major shareholders, Prescott Investments Limited Partnership and
Charlie Corporation.   The Company has not made the $101,591.16 quarterly
payment due January 1, 1995, and does not expect to be able to make such payment unless it liquidates additional property inventory or can otherwise raise capital.

The Company is in negotiations with an investment banking firm to arrange debt and construction financing in the total amount of $20,000,000 (the "Construction Financing Loan"). If the Construction Financing Loan is obtained, the Company intends to use the net proceeds to begin operations as a home builder and to service existing debt. The Company intends to use part of the unsecured potions of the Maumelle Property to secure $10,000,000 of the loan, with the remaining $10,000,000 to be secured by home construction.

The Company is negotiating with private sources to secure bridge financing of approximately $600,000, of which the Company would receive net proceeds of $500,000. $200,000 of the net proceeds will be used to service existing debt.

The Company raised $110,000 from the sale of one 2-acre commercial lot on December 31, 1996. The Company expects to raise $542,000 from pending sale of another 11 acre commercial parcel of the Maumelle Property. The parcel is expected to close on or before March 31, 1997, with net proceeds of approximately $500,000. Sale proceeds will be used to pay accrued interest on the Resure Note I, and for general corporate purposes.

With respect to prospective long-term liquidity, the Company intends to generate the bulk of its cash from operations by building and selling homes. At present, management of the Company believes that the most likely source of substantial cash flow during the next two years is the development of single-family home product in the $115,000 to $200,000 price range on the approximately 3,500 single family home sites it owns in Maumelle, assuming the Company can obtain the necessary financial resources to undertake substantial building operations on the Maumelle Property. Although there can be no assurance that the Company can obtain such resources, the Company believes that its ownership of a majority of the undeveloped home sites in Maumelle will enable the Company to attract the necessary financing to implement an orderly build-out program that will generate cash flow.

The Company intends to raise operating capital by selling debt and/or equity securities to the public or in private transactions. There can be no assurance, however, that such public or, private offerings will be successful.

NOTE 16  NOTES PAYABLE
         -------------

     Notes payable consist of the following:

                                         9/30/1996
                                         ----------
Note Payable -Century Realty
----------------------------
Secured 9% per annum due
 January 9, 1996                         $1,400,000

Note Payable - Century Realty
-----------------------------
Unsecured 10% per annum due
 September 11, 1998                         350,000

Note Payable - Davister
-----------------------
Unsecured 9% per annum due
 January 9, 1996                            200,000

Notes Payable
-------------
Miscellaneous Short-Term                        906

Note Payable - Resure Mortgage               13,500
------------------------------           ----------

         Total Current Liabilities        1,964,406

Note Payable - Century Realty
-----------------------------
Unsecured 10% per annum due
 September 11, 1998                               0

Note Payable - Resure Mortgage
------------------------------
Secured 10% per annum due
 July 01, 2000 - Quarterly
 payments beginning 10/01/96
 for $101,591                             3,473,128

Note Payable -Resure Debenture
------------------------------
Secured 7% semi-annually due
 June 30, 2000                            3,500,000
                                         ----------

       Total Non-Current                  6,973,128
                                         ----------

       Total Notes Payable               $8,937,533
                                         ==========

NOTE 17  SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

         YEAR END                                          1996         1995

         Interest Paid                               $  775,814   $  593,684

NOTE 18  JOINT VENTURE
         -------------

The Company formed a joint venture in August 1996 with the Monterra Group and purchased 6 lots on 1-1/2 acres of land in Calexico, California for an aggregate purchase price of approximately $100,000. The Company and the Monterra Group intended to build and sell homes on the Calexico Property, but received an offer to sell the lots. The sale of the lots was completed in October 1996. Prior to the completion of the sale, the Company deeded its interest to Monterra, and 50% of the sale profits, approximately $20,000 is being credited and utilized to pay consulting and management fees incurred by the Monterra Group.

INDEX TO EXHIBITS

23.  Consent of Joel Baum P.A

27.  Financial Data Schedule - Article 5