Form 10QSB
period 1996-12-31
CAPITOL COMMUNITIES CORP
filed 1997-02-19
CIK 915636

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the transition period from _____ to_____

                           Commission File No.

                        CAPITOL COMMUNITIES CORPORATION
(Exact name of Small Business Issuer as specified in its charter)

     Nevada                                       88-0361144
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                    Identification No.)


25550 Hawthorne Boulevard
Suite 207
Torrance, CA                                     90505
(Address of principal executive offices)       (Zip Code)


Issuer's telephone number: (310) 375-2266

     Check whether the issuer (1) filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES [ ] NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock ($.01 Par Value)    7,188,000
                                 -----------------------
     (Title of Class)            Shares Outstanding as of
                                         January 31, 1997

Transitional Small Business Disclosure Format: [ ] YES [X] NO

                        CAPITOL COMMUNITIES CORPORATION
                                  Form 10-QSB
                        QUARTER ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited) . . . . . . . . . . . . . . . . 4

     Consolidated Balance Sheet
              December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . 4
     Consolidated Statement of Cash Flows
              For the Three Months Ended December 31, 1996 and 1995  . . . . . 6
     Consolidated Statement of Operations
              For the Three Months ended December 31, 1996 and 1995  . . . . . 7
     Notes to Consolidated Financial Statements
              December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . 8

Item 2.       Management's Discussion And Analysis or Plan of Operation . . . 10

PART II. OTHER INFORMATION

Item 5.       Other Information . . . . . . . . . . . . . . . . . . . . . . . 16

Item 6.       Exhibits And Reports on Form 8-K  . . . . . . . . . . . . . . . 16

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         --------------------------------

                Capitol Communities Corporation and Subsidiaries
                          Consolidated Balance Sheets
                    December 31, 1996 and September 30, 1996
                                   UNAUDITED

                                     December 31, 1996    September 30, 1996
                                     ------------------   -------------------
Current Assets
     Cash in Bank                          $    72,709           $  (185,911)
     Accounts Receivable                        25,003                 1,056
     Prepaid Assets                            302,964                 6,893
     Accrued Interest                          123,893                62,140
                                           -----------           -----------
        Total Current Assets                   524,569              (115,822)

Loan & Origination Fees,
     Net of Amortization                       197,293               211,601

Other Assets
     Deposits                                      129                   129
     Real Estate Holdings                    8,951,384             9,156,357
     Investments                             3,500,000             3,500,000
                                           -----------           -----------
        Total Other Assets                  12,451,513            12,656,486

        Total Assets                       $13,173,375           $12,752,265
                                           ===========           ===========

Current Liabilities
     Accounts Payable &                    $   998,350           $ 1,108,924
      Accrued Expenses
     Accrued Interest                          536,843               251,712
     Notes Payable                           2,110,548             1,995,975
                                           -----------           -----------
        Total Current Liabilities            3,645,741             3,356,611

Notes Payable                                6,926,712             6,941,558
                                           -----------           -----------

        Total Liabilities                   10,572,453            10,298,169

Shareholders' Equity
     Preferred Stock                                 -                     -
     Common Stock                                7,188                 7,000
     Additional Paid in Capital              5,139,920             4,764,108


     Accumulated Deficit                    (2,546,186)           (2,317,012)

          Total Shareholders' Equity         2,600,922             2,454,096
                                           -----------           -----------
          Total Liabilities and
          Shareholders' Equity             $13,173,375           $12,752,265
                                           ===========           ===========

                Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
             For the Three Months Ended December 31, 1996 and 1995

                                   UNAUDITED

                                                         1996          1995
                                                      -----------   -----------
Cash Flows and Operating Activities:
     Net Loss                                          $(229,174)    $(319,352)
     Amortization                                         14,308        14,308
     Adjustments to Reconcile Income
      to Net Cash Used for operating Activities
         (Increase) Decrease in Receivables              (23,947)       11,332
         (Increase) Decrease in Real Estate Holdings     204,973       (50,260)
         (Increase) Decrease in Accrued Interest
          Receivable                                     (61,753)      (64,120)
         (Increase) Decrease in PrePaid Assets          (296,071)       (8,072)
         Increase (Decrease) in Accrued Expense         (110,574)      152,740
         Increase (Decrease) in Accrued Interest
          Payable                                        285,131        88,197

     Net Cash Used for Operations                       (217,107)     (175,227)

Cash Flows from Financing Activities:
     Increase in Notes Payable                            99,727        (1,409)

Cash Flows from Investing Activities:
     Issuance of Common Stock                            376,000             -
                                                       ---------     ---------

Net Increase (Decrease) in Cash                          258,620      (176,636)

Beginning Cash                                          (185,911)      265,703
                                                       ---------     ---------

Ending Cash                                            $  72,709     $  89,067
                                                       =========     =========


               Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Operations
             For the Three months Ended December 31, 1996 and 1995

                                   UNAUDITED

                                             1996          1995
                                          -----------   -----------
Revenues:
     Sales                                $  218,574    $        0
     Cost of Sales                            43,701             -
                                          ----------    ----------

Gross Profit                                 174,873             -

Operating Expenses:
     General & Administrative
     Expenses                                465,800       383,501
                                          ----------    ----------

Net Income (Loss) Before
     Interest Income                        (290,927)      383,501

Interest Income                               61,753        64,149
                                          ----------    ----------

Net Income (Loss)                          ($229,174)    ($319,352)
                                          ==========    ==========

Net Income (Loss) per share                   (0.032)       (0.046)
                                          ==========    ==========

Weighted average shares outstanding:       7,115,283     7,000,000
                                          ==========    ==========


               CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                               DECEMBER 31, 1996
                               -----------------

NOTE 1   -  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
            ---------------------------------------------------------

            Background
            ----------
            The consolidated balance sheet at December 31, 1996 and the related statements of operations and cash flows for three months period ended December 31, 1996 include the accounts of Capitol Communities Corporation and its wholly owned subsidiaries and are unaudited. All intercompany accounts and transactions have been eliminated in consolidation.

            These unaudited interim consolidated financial statements should be read in conjunction with the September 30, 1996 financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

            The Company was originally incorporated in the State of New York on November 8, 1968 under the name of Century Cinema Corporation. In 1983, the Company merged with a privately owned company, Diagnostic Medical Equipment Corp., and as a result changed its name to that of the acquired company. By 1990, the Company was an inactive publicity held corporation. In 1993, the Company changed its name to AWEC Resources, Inc., and commenced operations. On February 11, 1994, the Company formed a wholly-owned subsidiary, AWEC Development Corp., an Arkansas corporation, which later changed its name to Capitol Development of Arkansas Inc., on January 29, 1996. The Company was formed to develop and sell real estate properties. In May 1994, the Company formed a wholly-owned subsidiary, AWEC Homes, Inc., an Arkansas corporation for the purpose of building single-family homes. The subsidiary's name was changed to Capitol Homes, Inc., on January 29, 1996.

            In order to effectuate a change in domicile and name change, approved by a majority of the Predecessor Corporation shareholders, the Predecessor Corporation merged, effective January 30, 1996, into Capitol Communities Corporation, a Nevada corporation formed in August 1995 solely for the purpose of the merger.

            Revenue Recognition
            -------------------
            The full accrual method is used to determine the recognition of revenue, in which both the earning price is virtually complete. The profit is determined when both of these criteria are met; revenue is recognized.



               CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                               DECEMBER 31, 1996
                               -----------------

NOTE 1 -   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING
           ------------------------------------------------
           POLICIES (Continued)
           --------------------

           Earnings/Loss Per Share
           -----------------------
           Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the fiscal year ended September 30, 1996 was 7,000,000 and for the three months ended December 31, 1996 was 7,115,000.

NOTE 2 -   CAPITOL TRANSACTIONS
           --------------------
           In May 1993, the Company executed a 15 to 1 reverse stock split.

           In September 1993, the Company issued an additional 4,282,126 shares of common stock to existing stockholders.

           In October 1993, the Company issued to Petro Source 6,079,000 shares of common stock to acquire royalty interests in oil and gas properties owned by Petro Source Energy Corp.

           In July 1995, the Company executed a 5 to 1 reverse stock spilt.

           In July 1995, the Company issued an additional 4,772,996 shares of common stock to existing stockholders.

           In October 1996, an individual pursuant to a consulting agreement, exercised an option to purchase 38,000 shares of common stock.

           In November 1996,an individual pursuant to a consulting agreement, exercised an option to purchase 150,000 shares of common stock.

Item 2.    Management's Discussion and Analysis or Plan of Operation.
           ---------------------------------------------------------

     Although the Company has yet to commence development, its primary business focus is the development and sale of real estate on the approximately 1,840 acres it owns in the City of Maumelle, Arkansas (the "Maumelle Property"), a 5,000 acre planned community located fifteen miles from downtown Little Rock. The Company believes that its ability to generate revenues in the future from real estate development activities will depend in large part on its ability to solve its current illiquidity problems, the success of the Company's future capital-raising efforts to overcome its present illiquidity position, and the Company's ability to develop or acquire greater construction, sales and other real estate development expertise than the Company now possesses. The following discussion should be read in conjunction with the financial statements and the notes thereto appearing in Item 1 of this Part I (the "Financial Statements").

Financial Condition

     There continues to be substantial doubt about the Company's ability to continue as a going concern, due to its current illiquidity and uncured defaults in most of its secured debt. As discussed in more detail below, the Company obtained $200,000 in secured short-term debt financing from private sources in February 1997, and is attempting to obtain up to an additional $400,000 in such financing by the end of the Company's second fiscal quarter. There can be no assurance, however, that such additional financing can be obtained, or that it will be obtained in time to permit the Company to forestall foreclosure on the property securing its defaulted debt obligations. Even if such financing is obtained, the Company will required substantial additional capital to satisfy its long-term liquidity requirements.

     At December 30, 1996, the Company had total assets of $13,173,375, an increase of $421,110, or 3.3%, over the Company's total assets as of Company's fiscal year end, September 30, 1996.

     Change in Financial Condition Since the End of the Last Fiscal Year. At December 31, 1996, the Company had total assets of $13,173,375, an increase of $421,110, or 3.3% over the Company's total assets as of the Company's fiscal year end of September 30, 1996. The Company had cash of $72,709 at December 31, 1996 compared to a negative cash position of $185,911 at September 30, 1996, an improvement of $258,620. This improvement resulted from sales generated during the quarter, as well as from the cancellation of a payment sent to Resure, Inc. ("Resure"), for the October l, 1996 mortgage payment due under the Resure Note I (as defined below). The payment was made on September 30 in anticipation of receipts to make the payment. Those receipts were not available as anticipated. Resure subsequently delayed the due date of that payment until April l, 1997 in exchange for the pledge of 200,000 shares of the Company's common Stock from two major stockholders, as described in more detail below. This rescheduling increased cash by $101,591.

     Prepaid assets increased from $6,893 on September 30, 1996 by $296,071 to $302,964 on

December 31, 1996. This increase was due to the prepayment of amounts owed under two separate financial consulting contracts. One contract extends through September 30, 1997, while the other contract extends through December 31, 1997. The prepaid portion of these contracts at December 31, 1996 was $297,000. The prepayment of these amounts did not result in an increase in cash, because no cash was paid. Instead the consultants were given credits against the exercise price of certain stock options granted to them pursuant to the consulting contracts.

     The carrying value of the Company's real estate holdings declined by $204,973 during the quarter from $9,156,357 to $8,951,384. The largest component of this decrease was the elimination of $208,172 of Special Taxes on certain Maumelle Property commercial tracts. This cost had previously been capitalized, so the elimination reduced the carrying value of the property. The Special Tax reduction occurred as a result of a bond refinancing by the Improvement District containing the bulk of the Company's commercial land. The sale of a portion of one of the Commercial sites in December resulted in a reduction of real estate holdings of $30,801. This represents the allocated and land improvement cost of that particular site, which was recognized as part of the cost of sales. Additions to real estate holdings resulted from expenditures of $19,420 in connection with the revival of an option contract concerning the west Little Rock, Capitol Lakes Estates project. See Item 5, Other Information. The option contract was renewed after a favorable appeal of the previous denial of zoning and annexation. Additional capitalized costs totaling $14,580 were incurred for various tracts within the Maumelle Property, primarily for preliminary engineering costs, including surveys and preliminary plats.

     Total liabilities of the Company at December 31, 1996, had increased to $10,572,453, an increase of $274,284 over the September 30, 1996 total of $10,298,169. The liability for accrued interest increased from $251,712 to $536,843. The increase of $285,131 includes the addition of $88,219 of interest resulting from the cancellation of the payment made to Resure at September 30, 1996 due to the Company's inability to acquire sufficient cash that had been anticipated to be received during October. The balance of the increase reflects that no interest was paid during the three months ended December 31, 1996. The current liability for notes payable increased by $114,573 during the quarter from $1,995,975 to $2,110,548. This increase included a $14,846 reclassification of notes payable to current liability for a principal payment due within one year of December 31, 1996. The increase also included $87,260 in new borrowings. The cancellation of the payment due to Resure on October 1, 1996 increased the liability by $13,372.

     Accounts payable and accrued expenses decreased by $ 110,574. At September 30, 1 996 the liability for accounts payable and accrued expenses totaled $1,108,924. At December 31, 1996 the balance was $998,350. Accrued Special Taxes payable and accrued real estate taxes decreased by $208,172 and $12,419 respectively. The Special Tax decrease was a result of the bond refinancing by the Improvement District encompassing the bulk of the Company's commercial land. The real estate tax decrease reflected the payment of $27,417 of taxes less the accrual of $14,998 in new taxes. These decreases were partially offset by additional accounts payable incurred during the three months ended December 31, 1996 including an additional

$60,000 in officers salary, $4,500 in accrued Directors' fees and $5,400 in office lease payable.

     Shareholders' Equity increased 5.98% despite a loss for the quarter of $229,174. The increase reflects the issuance of 188,000 new shares of the Company's common stock at $2.00 per share. The shares were issued to the Company's financial consultants upon the exercise of stock options granted to the, pursuant to the financial consulting agreements discussed above.

     Comparison of Financial Condition as of the End of the Fiscal Quarters Ended December 31, 1996 and 1995. At December 31, 1996, the Company had total assets of $13,173,375, an increase of $284,779, or 2.2% over the Company's total assets as of December 31, 1995.

     Prepaid assets increased from $5,500 December 30, 1995 to $302,964 on December 31, 1996. This increase was due to the financial consulting contract prepayments discussed above. The prepaid portion of these contracts at December 31, 1996 was $297,000.

     Total liabilities of the Company at December 31, 1996 had increased to $10,572,453, an increase of $926,693 over the December 31, 1995 total of $9,645,760. The liability for Accrued interest increased from $128,592 to $536,843. The increase of $408,251 includes an additional year of accrued interest on the Century and Davister notes discussed below, which was not paid. In addition, the October 1, 1996 payment to Resure was rescheduled to April 1, 1997, resulting in additional accrued interest due to Resure compared to December 31, 1995. The current liability for notes payable increased by $510,591, from $1,599,957 at December 31, 1995 to $2,110,548 at December 31,
1996. This increase included the reclassification of the $350,000 Century Note II (as defined below) to a current liability at December 31, 1996. The maturity of this note was accelerated due to the default on the Century promissory notes. This increase also included $87,260 in new borrowings. Additionally, $73,288 of the notes payable to Resure was classified to current liabilities based upon the scheduled amortization of the notes.

     Accounts payable and Accrued Expenses increased by $431,139. At December 31, 1995, the liability for accounts payable and accrued expenses totaled $567,211. At December 31, 1996, the balance was $998,350. Accrued Special Taxes payable decreased by $80,796 to $0 at December 31, 1996. The Special Tax decrease was a result of the bond refinancing by the Improvement District encompassing the bulk of the Company's commercial land. Accrued real estate taxes payable increased from $73,425 to $105,998, an increase of $32,572. In addition, accounts payable incurred during the twelve month period through December 31 , 1996, included an additional $240,000 in officer's salary, $18,000 in accrued Directors' fees and $21,600 in office lease payable.

     Shareholders' equity decreased $641,914 despite cumulative losses between December 31, 1995 and December 3, 1996, of $1,017,914. The increase in common stock and additional paid in capital reflects the issuance of 188,000 new shares of the Company's common stock at $2.00 per share, pursuant to the financial consultant stock options discussed above.

Results of Operations

     Comparison of Three Months Ended December 31, 1996 to the Three Months
     ----------------------------------------------------------------------
Ended December 31, 1995.  For the quarter ended December 31, 1996, the Company
-----------------------
experienced a loss of $229,174 compared with a loss of $319,352 for the quarter ended December 31, 1995. The difference in performance was primarily due to fees paid to consultants retained in October 1996. The expense recognized in the quarter ended December 31, 1996 from these fees and costs totaled
$79,000. The dissolution of the Monterra Group joint venture in California resulted in an additional $18,122 in fees incurred in the quarter ended December 31, 1996. There were no comparable expenses in the quarter ended December 31, 1995.

     Sales increased by $218,574 for the three months ended December 31, 1996 from $0 for the three months ended December 31, 1995, as a result of the sale of a commercial two-acre parcel of the Maumelle Property for a sales price of $110,000 and the sale of timber from the undeveloped single family portion of the Maumelle Property in the amount of $90,452. The dissolution of the joint venture with the Monterra Group provided sales of $18,122 from the net proceeds of the sale of the lots. The gross profit for the three months ended December 31, 1996 was $174,873. There was no gross profit for the three months ended December 31, 1995 since there were no sales or costs of sales incurred during that quarter.

     For the three months ended December 31, 1995 and the three month period ended December 31, 1996, general and administrative expenses increased from
$383,501 to $465,800, respectively.   This increase was due to the payment of
the consulting fees associated with the Monterra Group joint venture in the amount of $18,122 and the above-mentioned financial consulting fees of $79,000.

     The major portion of the general and administrative expenses for the three months ended December 31, 1996, were accrued by the Company, and include expenses such as officers' salaries, office lease and directors' fees. Management and consulting fees for the three months ended December 31, 1995 to the three moth period ended December 31, 1996 increased from $36,239 to $97,372. Although fees to Maumelle Enterprises, Inc. ("Maumelle Enterprises") decreased in the quarter ended December 31, 1996, there was an increase in fees to outside consultants for financial consulting services during that period and the above-mentioned Monterra Group fees were incurred during that period as well.

     The Company does not foresee any significant elements of income or loss that would not arise from its ordinary course of business, except for the losses that would likely arise if the Company were to lose the approximately 1,110.76 acres of land secured by defaulted debt obligations. As set forth elsewhere in this Report, the Company has no immediate source of cash for bringing its obligations current, other than the Bridge Loans, discussed below.

Liquidity and Capital Resources

     Cash and cash equivalents amount to $72,709 or 0.55% of total assets at December 31, 1996, as compared with negative $185,911 at September 30, 1996. The Company's liquidity position at December 31, 1996, is not adequate to meet the Company's liquidity requirements, which include approximately $8,600,000 in defaulted debt. The Company's status as a going concern remains in doubt.

     The Company has, as of February 14, 1997, borrowed $200,000 from private sources, with net proceeds to the Company of $150,000, and is attempting to borrow an additional $400,000 from private sources by the end of the second quarter of this fiscal year, with anticipated net proceeds to the Company of approximately $300,000 (collectively, the "Bridge Loans"). The promissory notes evidencing the Bridge Loans (the "Bridge Notes") bear interest at a rate of 10% per annum and mature nine months from the date of issuance. The Bridge Loan is unsecured, however the Company is obligated to provide a guarantee bond to the Bridge Note holders at a cost to the Company of approximately 10% of the gross proceeds received from the Bridge Loans and has committed to pay the investment banking firm that is assisting the Company in obtaining the Bridge Loans a fee equal to 15% of Bridge Loans gross proceeds.

     There can be no assurance that the Company can obtain the additional $400,000 in Bridge Loans. Even if the Company is able to obtain such financing, the Company will need to obtain additional funds to reinstate or refinance its defaulted loans, meet its operating costs, and commence substantial development activities. There can be no assurance that the holders of the Company's defaulted secured debt will cooperate with the Company in its efforts to cure its current loan defaults.

     The following Company debt obligations are currently in default. A $1,400,000 recourse note to Century Realty Inc. ("Century) secured by approximately 36 acres of commercial lots (the "Century Note I"), matured January 9, 1996, and remains unpaid. Based on cross-default provisions in a Century $350,000 unsecured recourse note ("the Century Note II"), Century claims that the Century Note II is also now in default. Century filed a foreclosure complaint against the Company with respect to this debt on August 12, 1996. On September 16, 1996, the Company filed an answer and counterclaim against Century claiming the Century Note I and the Century Note II were usurious. There can be no assurance, however, that the Company will prevail in this litigation. Although the Company has continued to negotiate with representatives of Century to settle the suit, the Company has been unable to meet Century's proposed terms due to its lack of liquidity.

     The Company did not make the $101,591.16 October 1, 1996 payment due to Resure, Inc. ("Resure"), under a $3,500,000 recourse note secured by approximately 1,111-acre large residential tract of the Maumelle Property (the "Resure Note I"), but was granted an extension until April 1, 1997, in consideration of a pledge of 200,000 shares of the Company's common stock by two of the Company's major shareholders, Charlie Corporation and Prescott

Investments Limited Partnership (the "Pledge Agreement"). The Company has not made the $101,591.16 quarterly payment due January 1, 1997, but intends to make this payment by February 20, 1997, from the proceeds of the Bridge Loans. The Company currently has no source of cash to pay the extended Resure Note I payment due on April 1, 1997.

     Until the Company is able to cure the Resure Note I January, 1997, payment default, the Company remains in default on a $3,500,000 non-recourse loan to Resure, secured by approximately 410 acres of the large residential tract of the Maumelle Property (the "Resure Note II"), due to cross-default provisions in the Resure Note I. As of February 13, 1997, Resure has not instituted any proceeding or action against the Company. There can be no assurance, however, that Resure will not institute such proceedings if the Company is not able to bring the January payment current and remain in compliance under the terms of the Resure Note I agreement.

     Under the terms of the Resure Note I, if the payment is not current Resure may withhold the semi-annual interest payments payable to the Company under the Resure Debenture (a debenture issued to the Company in return for the Resure
Note II). If this were to occur, the Company may not have any source of income to pay the installment payments required under the Resure Note II.

     The Company continues to be in default on a $200,000 unsecured recourse note payable to Davister Corp. (the "Davister Note") which matured January 9, 1996.

     To retire or refinance the above defaulted debt obligations, service other existing debt and meet the Company's anticipated future operating cash needs, the Company must raise additional operating capital. There can be no assurance, however, that such capitol can be raised.

     The Company is currently negotiating with an investment banking firm to arrange debt and construction financing in the amount of $20,000,000 (the "Construction Financing Loan"). If the Construction Financing Loan is obtained, the Company intends to use the net proceeds to begin operations as a home builder and to service existing debt. The Company intends to use part of the unsecured portions of the Maumelle Property to secure $10,000,000 of the loan, with the remaining $10,000,000 to be secured by home construction. Such negotiations remain in their initial stage, however, and there can be no assurance that the Company will be able to obtain the Construction Financing Loan on good terms or at all.

     The Company has liquidated part of its assets through the sale of portions of the Maumelle Property to obtain operating funds and pay debt and may liquidate additional parcels of the Maumelle Property during the 1997 fiscal year for such purposes.

     The Company raised $110,000 from a sale of a 2-acre parcel of its Maumelle Property commercial lots, which closed on December 31, 1996. The Company expects to raise $542,000 from the pending sale of another 11 acre parcel of Maumelle Property commercial lots. The 11-acre sale is expected to close on or before March 31, 1997, with net proceeds to the Company of approximately $500,000. Sale proceeds will be used to pay accrued interest on the Company's $3,500,000 recourse note payable to Resure Inc., to pay other existing debt obligations, and for general corporate purposes.

     In order to service existing debts and meet operating expenses, the Company may decide to sell a 19-acre multi-family parcel of the Maumelle Property and a 70-acre single-family parcel of the Maumelle Property. Management believes that the sale of both properties could provide the Company with gross proceeds of approximately $2,600,000. There can be no assurance, however that the Company will be able to sell the property for this amount or at all.

     In respect to prospective long-term liquidity, the Company intends to generate the bulk of its cash from operations by building and selling homes initially on the Maumelle Property, assuming the Company can obtain the necessary financial resources to overcome its present illiquidity and begin substantial building operations.

PART II.  OTHER INFORMATION

Item 5.   OTHER INFORMATION.

     The Company recently revived an option agreement (the "Option Agreement"), originally dated October 24, 1995, to purchase approximately 192 acres located in Little Rock and zoned for single-family homes. The Company has paid to the owner of the property a contract revival fee in the amount of $1,000. The purchase price for the property under the Option Agreement is $1,190,945. The Company has until April 15, 1998, to exercise its option to purchase the property.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

  EXHIBITS

  The following Exhibits are filed as part of this Report. (Exhibits numbers correspond to the exhibits required by Item 601 of Regulation S-B for an annual report on Form 10-KSB,

2.1.1 Articles of Merger, filed with State of Nevada, dated November 29, 1995, merging AWEC Resources into Capitol Communities Corporation.*

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

10.16 Stock Option Agreement, dated September 11, 1995, between Century Realty, Inc., and AWEC Development Corporation.*

10.17 Release Deed, dated September 9, 1995, between Century Realty, Inc., and AWEC Development Corporation.*

10.18  Employment Agreement, dated July 14, 1995 between the Company and Michael
       G. Todd.*

10.19 Olsen Consultant Agreement, dated October 7, 1996 between the Company and Jens Olsen.**

10.20 Purchase Agreement, dated October 24, 1995, between John L. Burnett, Trustee for Wood Heath Joint Venture and the Company.

11     Statement re: computation of per share earnings

27     Financial Data Schedule

       * Exhibit(s) incorporated by reference from the Registration on Form 10-SB of the Company, Registration No.915636 filed on September 16, 1996.

       ** Exhibit incorporated by reference from the Current Report on Form 8-K, Commission File No. 915636 filed on October 18, 1996.

       b)  REPORTS ON FORM 8-K

       The following reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31,1996:

       The Company filed a Current Report on Form 8-K, Commission File No. 915636 on

October 18, 1996 to report the termination of the Financial Consultant Agreement between the Company and Olsen & Associates Consulting, Inc. and to report that the Company entered into a Financial Consultant Agreement with Jens Olsen on October 7, 1996.


                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CAPITOL COMMUNITIES CORPORATION



Date: February 18, 1997                  By: /s/ Michael G. Todd
                                                 Michael G. Todd, Chairman,
                                                 President and Chief Executive
                                                  Officer


Date: February 18, 1997                  By: /s/ David Paes
                                                 Treasurer and Vice President