Form 10QSB
period 1997-03-31
CAPITOL COMMUNITIES CORP
filed 1997-05-19
CIK 915636

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the transition period from _____ to_____

                    Commission File No.    001-12171

                        CAPITOL COMMUNITIES CORPORATION
(Exact name of Small Business Issuer as specified in its charter)

            Nevada                                       88-0361144
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

25550 Hawthorne Boulevard
Suite 207
Torrance, CA                                                 90505
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

[X] YES [_] NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock ($.01 Par Value)                                   7,131,000
     (Title of Class)                                  Shares Outstanding as of
                                                           April 30, 1997
Transitional Small Business Disclosure Format: [_] YES [X] NO

                        CAPITOL COMMUNITIES CORPORATION
                                  Form 10-QSB
                         QUARTER ENDED March 31, 1997

TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)..................................  3

          Consolidated Balance Sheet
          March 31, 1997....................................................  3
          Consolidated Statement of Cash Flows
          For the Six Months Ended March 31, 1997 and 1996..................  4
          Consolidated Statement of Operations
          For the Six Months ended March 31, 1997 and 1996..................  5
          Consolidated Statement of Operations
          For the Three Months ended March 31, 1997 and 1996................  6
          Notes to Consolidated Financial Statements
          March 31, 1997....................................................  7

Item 2.   Management's Discussion And Analysis of Plan of Operation.........  9

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings.................................................  16

Item 3    Defaults Upon Senior Securities...................................  16

Item 5.   Other Information.................................................  16

Item 6.   Exhibits and Reports on Form 8-K..................................  16

Signatures..................................................................  19

Index to Exhibits

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         --------------------------------

                Capitol Communities Corporation and Subsidiaries
                          Consolidated Balance Sheets
                     March 31, 1997 and September 30, 1996
                                   UNAUDITED

                                          March 31, 1997    September 30,1996
                                          --------------    -----------------
Current Assets
     Cash in Bank                            $   273,761             (185,911)
     Accounts Receivable                           1,057                1,056
     Prepaid Assets                              226,962                6,893
     Accrued Interest                            123,893               62,140
                                             -----------          -----------
          Total Current Assets                   625,673             (115,822)

Loan & Origination Fees,
     Net of Amortization                         271,700              211,601

Other Assets
     Deposits                                     14,129                  129
     Real Estate Holdings                      8,766,594            9,156,357
     Investments                               3,500,000            3,500,000
                                             -----------          -----------
          Total Other Assets                  12,280,723           12,656,486

          Total Assets                       $13,178,096          $12,752,265
                                             ===========          ===========

Current Liabilities
     Accounts Payable &                      $   809,410          $ 1,108,924
       Accrued Expenses
     Accrued Interest                            733,282              251,712
     Notes Payable                             2,525,313            1,995,975
                                             -----------          -----------
          Total Current Liabilities            4,068,005            3,356,611

Notes Payable                                  6,926,712            6,941,558
                                             -----------          -----------

          Total Liabilities                   10,994,717           10,298,169

Shareholders' Equity
     Preferred Stock                                   -                    -
     Common Stock                                  7,188                7,000
     Additional Paid in Capital                5,139,920            4,764,108
     Accumulated Deficit                      (2,963,729)          (2,317,012)

          Total Shareholders' Equity           2,183,379            2,454,096
                                             -----------          -----------
          Total Liabilities and
          Shareholders' Equity               $13,178,096          $12,752,265
                                             ===========          ===========

                Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                For the Six Months Ended March 31, 1996 and 1997

                                   UNAUDITED

                                                         1997          1996
                                                      ----------    ----------
Cash Flows from Operating Activities:
  Net Loss                                             $(646,717)    $(566,436)
  Amortization                                            42,301        28,616
  Adjustments to Reconcile Income
    to Net Cash Used for operating Activities
     (Increase) Decrease in Receivables                       (1)       11,332
     (Increase) Decrease in Other Assets                 (14,000)      (10,000)
     (Increase) Decrease in Real Estate Holdings         389,763      (113,642)

     (Increase) Decrease in Accrued Interest
       Receivable                                        (61,753)     (121,702)
     (Increase) Decrease in Pre-Paid Assets             (220,069)       (2,251)
     Increase (Decrease) in Accrued Expenses            (299,514)      316,295
     Increase (Decrease) in Accrued Interest
       Payable                                           481,570       277,639

  Net Cash Used for Operations                          (328,420)     (180,149)

Cash Flows from Financing Activities:
  Increase in Notes Payable                              514,492         1,836
  Loan Origination Fees                                 (102,400)            -
Cash Flows from Investing Activities:
  Issuance of Common Stock                               376,000             0
                                                       ---------     ---------
Net Increase (Decrease) in Cash                          459,672      (178,313)

Beginning Cash                                          (185,911)      265,703
                                                       ---------     ---------


Ending Cash                                            $ 273,761     $  87,390
                                                       =========     =========


               Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Operations
               For the Six Months Ended March 31, 1996 and 1997

                                   UNAUDITED

                                             1997          1996
                                          ----------    ----------
Revenues:
  Sales                                   $  287,465    $        0
  Cost of Sales                               43,701             -
                                          ----------    ----------

Gross Profit                                 243,764             0

Operating Expenses:
  General & Administrative
  Expenses                                   952,604       689,505
                                          ----------    ----------

Net Income (Loss) Before
  Interest Income                           (708,840)     (689,505)

Interest Income                               62,123       123,069
                                          ----------    ----------

Net Income (Loss)                         $ (646,717)   $ (566,436)
                                          ==========    ==========

Net Income (Loss) per share                  $(0.090)      $(0.081)
                                          ==========    ==========

Weighted average shares outstanding:       7,151,099     7,000,000
                                          ==========    ==========

Dividends per Share                                0             0
                                          ----------    ----------


               Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Operations
              For the Three Months Ended March 31, 1996 and 1997

                                   UNAUDITED

                                             1997          1996
                                          ----------    ----------
Revenues:
  Sales                                   $   68,891    $        0
  Cost of Sales                                    -             -
                                          ----------    ----------

Gross Profit                                  68,891             0
Operating Expenses:
  General & Administrative
  Expenses                                   486,504       305,973
                                          ----------    ----------
Net Income (Loss) Before
  Interest Income                           (417,913)     (305,973)

Interest Income                                  370        58,920
                                          ----------    ----------

Net Income (Loss)                         $ (417,543)   $ (247,053)
                                          ==========    ==========

Net Income (Loss) per share                  $(0.058)      $(0.035)
                                          ==========    ==========

Weighted average shares outstanding:       7,188,000     7,000,000
                                          ==========    ==========

Dividends per Share                                0             0
                                          ----------    ----------


               CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                MARCH 31, 1997
                                --------------

NOTE 1   -     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
               ---------------------------------------------------------

          Background
          ----------

          The consolidated balance sheet at March 31, 1997 and the related statements of operations and cash flows for the six month period ended March 31, 1997 include the accounts of Capitol Communities Corporation and its wholly owned subsidiaries and are unaudited. All inter-company accounts and transactions have been eliminated in consolidation.

          These unaudited interim consolidated financial statements should be read in conjunction with the September 30, 1996 fiscal year end financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

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

          In order to effectuate a change in domicile and name change, approved by a majority of the Predecessor Corporation shareholders, the Predecessor Corporation merged, effective January 30, 1996, into Capitol Communities Corporation, a Nevada corporation formed in August 1995, solely for the purpose of the merger.

          Revenue Recognition
          -------------------

          The full accrual method is used to determine the recognition of revenue. In order to recognize revenue and profit under the full accrual method the following criteria must be met. The profit from the sale must be determinable, that is, the collectibility of the sales price is reasonably assured, or any portion which may not be collectible can be reasonably estimated. In addition, the earnings process must be complete, with no significant activities required of the seller after the sale in order to earn the profit from the sale.

                CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 March 31, 1997
                                 --------------

NOTE 1 -  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING
          ------------------------------------------------
          POLICIES (Continued)
          --------------------

          Earnings/Loss Per Share
          -----------------------
          Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the fiscal year ended September 30, 1996 was 7,000,000 and for the six months ended March 31, 1997 was 7,151,099.

NOTE 2 -  CAPITAL TRANSACTIONS
          --------------------
          In May 1993, the Company executed a 15 to 1 reverse stock split.

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

          In November 1996, an individual pursuant to a consulting agreement, exercised an option to purchase 150,000 shares of common stock.

          In April 1997 two shareholders returned a total of 57,000 shares of common stock for cancellation, pursuant to an agreement with the Company.

 Item 2.      Management's Discussion and Analysis or Plan of Operation.
              ---------------------------------------------------------

  Although the Company has yet to commence development, its focus is directed towards the development and sale of commercial and residential real estate projects on the more than 1,800 acres it owns in the City of Maumelle, Arkansas ("the Maumelle Property"), a 5,000 acre master planned community located fifteen miles from downtown Little Rock. In addition, the Company has expanded its focus to include the development and sale of vacation ownership interval ("VOI") properties and hotel and vacation properties. In its efforts to diversify its development focus, the Company has entered into an agreement to purchase the assets of a VOI resort (SunBay Inc.), located in Hot Springs, Arkansas. See "LIQUIDITY AND CAPITAL RESOURCES" below. The Company believes that its ability to generate revenues in the future from its real estate development and other activities will depend in large part on its ability to solve its current illiquidity problems, the success of the Company's future capital-raising efforts to overcome its present illiquidity position, and the Company's ability to develop or acquire greater construction, sales and other real estate development expertise than the Company now possesses. The following discussion should be read in conjunction with the financial statements and the notes thereto appearing in Item 1 of this Part I (the "Financial Statements").

Financial Condition
-------------------

  There continues to be substantial doubt about the Company's ability to continue as a going concern, due to its current illiquidity and uncured defaults in most of its secured debt. As discussed in more detail below, the Company obtained $833,660 in secured short-term debt financing from private sources during the three month period ended April 30, 1997 ,and has subsequently obtained an additional $144,046 as of May 14, 1997. The Company is attempting to obtain up to an additional $300,000 in such financing by the end of the Company's third fiscal quarter. There can be no assurance, however, that such additional financing can be obtained, or that it will be obtained in time to permit the Company to forestall foreclosure on the property securing its defaulted debt obligations. Even if such financing is obtained, the Company will require substantial additional capital to satisfy its long-term liquidity requirements.

  Change in Financial Condition Since the End of the Last Fiscal Year.
  --------------------------------------------------------------------
At March 31, 1997, the Company had total assets of $13,178,096, an increase of $425,831, or 3.3% over the Company's total assets as of the Company's fiscal year end of September 30, 1996. The Company had cash of $273,761 at March 31, 1997 compared to a negative cash position of $185,911 at September 30, 1996, an improvement of $459,672. This improvement resulted from timber royalties received during the six month period, sale of land and the secured short- term debt financing (the "Bridge Loans") discussed later. See "LIQUIDITY AND CAPITAL RESOURCES" below.

  Prepaid assets increased from $6,893 on September 30, 1996 by $220,069 to $226,962 on March 31, 1997. This increase was due to the prepayment of amounts owed under two separate financial consulting contracts. One contract extends through September 30, 1997, while the other contract extends through December 31, 1997. The prepaid portion of these contracts as of March 31, 1997 was $218,000. The prepayment of these amounts did not result in a decrease in cash, since no cash was paid. Instead the consultants were given credits against the exercise price of certain stock options granted to them pursuant to the consulting contracts.

  The carrying value of the Company's real estate holdings declined by $389,763 during the six months from $9,156,357 to $8,766,594. The largest component of this decrease was the elimination of $208,172 of Special Taxes on certain Maumelle Property commercial tracts. This cost had previously been capitalized, so the elimination reduced the carrying value of the property. The Special Tax reduction occurred as a result of a bond refinancing by the Improvement District containing the bulk of the Company's commercial land. A second major component of the decrease was the dismissal of the Holloway lawsuit against the Pine Ridge District. The Company had accrued a liability of $200,000 which was capitalized as part of the cost of the tract. Upon dismissal of the suit, this liability was eliminated and the carrying value of the tract reduced. The sale of a portion of one of the Commercial sites in December resulted in a net reduction of real estate holdings of $28,361. This represents the allocated and land improvement cost of that particular site, which was recognized as part of the cost of sales. Additions to real estate holdings resulted from expenditures of $31,386 in connection with the revival of a Purchase Contract for the acquisitions project. The contract was renewed after an appeal and subsequent reversal of the Little Rock City Council's prior denial of zoning changes and annexation into the City. On April 9,1997 the Company paid a fee of $10,000 for a six month extension on the agreement, to October 14, 1997. Additional capitalized costs totaling $15,384 were added to real estate holdings primarily for pre-development/acquisition costs on three different properties in Maumelle and one in Hot Springs .

  Total liabilities of the Company at March 31, 1997, had increased to $10,994,717, an increase of $696,548 over the September 30, 1996 total of $10,298,169. The liability for accrued interest increased to $733,282 at March 31, 1977 from $251,712 at September 30,1996. This increase of $481,570 reflects the addition of $88,219 of interest resulting from the cancellation of the payment made to Resure at September 30, 1996 due to the Company's inability to acquire sufficient cash that had been anticipated to be received during October. The balance of the increase reflects the fact that no interest was paid during the six months ended March 31, 1997. The current liability for notes payable increased by $529,338 during the six months, from $1,995,975 to $2,525,313.
This increase included the $412,000 of secured short term loans (the "Bridge Loans") obtained in the six month period and a $14,846 reclassification of notes payable to current liability for a principal payment due within one year of March 31, 1997. The increase also included $89,120 in new borrowings. The cancellation of the payment due to Resure on October 1, 1996 increased the liability by $13,372.

  Accounts payable and accrued expenses decreased by $299,514. At September 30,1996 the liability for accounts payable and accrued expenses totaled $1,108,924. At March 31, 1997 the balance was $809,410. Accrued Special Taxes payable decreased by $208,172. The Special

Tax decrease was a result of the bond refinancing by the Improvement District encompassing the bulk of the Company's commercial land. A decrease in Pine Ridge District liability of $200,000 resulted from the dismissal of the lawsuit filed against the District by the plaintiff. As the sole property owner in the Pine Ridge District, any liability of the District would impact on the Company. These decreases were partially offset by additional accounts ended March 31, 1997 including an additional $90,000 in officers salary, $9,000 in accrued Directors' fees and $10,800 in office lease payable. Accrued real estate taxes payable also increased by $2,579 which represents the difference between a payment made of $27,417 and accruals of $29,996 in new taxes.

  Shareholders' Equity decreased by $270,717 or 11.03%. The decrease results primarily from the operating loss of $646,717 for the six month period ending March 31,1997. This was somewhat offset by the issuance of 188,000 new shares of the Company's common stock at $2.00 per share, pursuant to the Consultants' stock options discussed above.

Results of Operations
---------------------

  Comparison of Six Months Ended March 31,1997 to the Six Months Ended March
  --------------------------------------------------------------------------
31,1996  For the six months ended March 31, 1997, the Company experienced a loss
-------
of $646,717 compared with a loss of $566,436 for the six months ended March 31, 1996. The difference in performance was primarily due to an increase in fees paid to consultants retained in October of 1996. The related expense recognized in the six months ended March 31, 1997 for these fees and costs totaled $158,000. The dissolution of the Monterra Group joint venture in California resulted in an additional $18,122 in fees incurred in the quarter ended December 31, 1996. There were no comparable expenses in the six months ended March 31, 1996.

  Sales increased by $287,465 for the six months ended March 31, 1997 from $0 for the six months ended March 31, 1996, as a result of the sale of a commercial two-acre parcel of the Maumelle Property for a sales price of $110,000 and the sale of timber from the undeveloped single family portion of the Maumelle Property in the amount of $159,343. The dissolution of the joint venture with the Monterra Group provided sales of $18,122 from the net proceeds of the sale of the lots. The gross profit for the six months ended March 31, 1996 was $243,764. There was no gross profit for the six months ended March 31, 1996 since there were no sales or costs of sales incurred during that period.

  For the six months ended March 31, 1997 and the six month period ended March 31, 1996, general and administrative expenses increased to $952,604 from $689,505. This increase was due to the payment of the consulting fees associated with the Monterra Group joint venture in the amount of $18,122 and the above-mentioned financial consulting fees of $158,000.

  The major portion of the general and administrative expenses for the six months ended March 31, 1997, were accrued by the Company, and include expenses such as officers' salaries, office lease and directors' fees. Management and consulting fees for the six months ended

March 31, 1997 increased to $240,212 from $36,239 for the six months ended
March 31, 1996. Although fees to Maumelle Enterprises, Inc. ("Maumelle Enterprises") increased during the period to $45,000 from $36,239 in the prior period, the bulk of the increase was attributable to the consulting fees noted above. In addition, legal and accounting fees increased from $47,401 for the six months ended March 31, 1996 to $91,081 for the same period in 1997. Amortization expenses increased by $13,385 in the six months ended March 31, 1997.

  Comparison of The Three Months Ended March 31, 1997 to the Three Months Ended
  ----------------------------------------------------------------------------
March 31, 1996  For the three  months ended March 31, 1997, the Company
--------------
experienced a loss of $417,913 compared with a loss of $247,053 for the three months ended March 31, 1996. The difference in performance was primarily due to the increase in fees to consultants retained in October 1996 as well as the decrease in recognition of interest income.

  Sales increased by $68,891 for the three months ended March 31, 1997 from $0 for the six months ended March 31, 1996, as a result of the sale of timber from the undeveloped single family portion of the Maumelle, Arkansas property. The gross profit for the three months ended March 31, 1997 was $68,891. There was no gross profit for the six months ended March 31, 1996 since there were no sales or costs of sales incurred during that quarter.

   General and administrative expenses increased to $486,804 for the three months ended March 31, 1997 from $305,973 in the three months ended March 31, 1996. The major portion of the general and administrative expenses for the three months ended March 31, 1997, were accrued by the Company, and include expenses such as officers' salaries, office lease and directors' fees. Consulting fees for the three months ended March 31, 1997 increased to $97,840 from $510 for the three months ended March 31, 1996. Management fees for the period ended March 31, 1997 amounted to $45,000. Management fees for the period ended March 31, 1996 were waived. Amortization expenses for the three months ended March 31, 1997 amounted to $27,993, an increase of $13,385 over the comparable period in 1996, resulting from costs related to the Bridge Loans obtained by the Company and described in "Liquidity and Capital Resources" below. Legal and Accounting costs for the three month period ended March 31, 1996 amounted to $34,762, an increase of $18,322 over the comparable period in 1996.

  Interest income decreased from $58,920 for the three month period ended March 31, 1996, to $370 for the three month period ended March 31, 1997. This resulted from the Company's decision not to accrue interest due to the company on the Resure debenture since Resure is in receivership and the interest is not currently being paid on the Debenture.

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

Liquidity and Capital Resources
-------------------------------

  Cash and cash equivalents amount to $273,761 or 2.08% of total assets at March 31, 1997, as compared with negative $185,911 at September 30, 1996. The Company's liquidity position at March 31, 1997, is not adequate to meet the Company's liquidity requirements, which include approximately $8,600,000 in defaulted debt. The Company's status as a going concern remains in doubt.

  The Company has, as of May 14, 1997, borrowed $977,706 from private sources, with net proceeds to the Company of $733,279, and is attempting to borrow an additional $300,000 from private sources by the end of the third quarter of this fiscal year, with anticipated net proceeds to the Company of approximately $225,000 (collectively, the "Bridge Loans"). The majority of the promissory notes evidencing the Bridge Loans (the "Bridge Notes") bear interest at a rate of 10% per annum and mature nine months from the date of each Note. The Bridge Loans are unsecured, however the Company is providing a guarantee bond to the Bridge Note holders at a cost to the Company of approximately 10% of the gross proceeds received from the Bridge Loans. The Company is further obligated to pay the investment banking firm that is assisting the Company in obtaining the Bridge Loans a fee equal to 15% of Bridge Loans gross proceeds received and 15% on any additional Bridge Loans obtained by the firm.

  There can be no assurance that the Company can obtain the additional $300,000 in Bridge Loans. Even if the Company is able to obtain such financing, the Company will need to obtain additional funds to reinstate or refinance its defaulted loans, meet its operating costs, and commence substantial development activities. There can be no assurance that the holders of the Company's defaulted secured debt will cooperate with the Company in its efforts to cure its current loan defaults.

  The Company is currently in default under most of its debt obligations. A $1,400,000 recourse note to Century Realty Inc. ("Century) secured by approximately 36 acres of commercial lots (the "Century Note I"), matured January 9, 1996, and remains unpaid. Based on cross-default provisions in a Century $350,000 unsecured recourse note ("the Century Note II"), Century claims that the Century Note II is also now in default. Century filed a foreclosure complaint against the Company with respect to this debt on August 12, 1996. On September 16, 1996, the Company filed an answer and counterclaim against Century claiming the Century Note I and the Century Note II were usurious. There can be no assurance, however, that the Company will prevail in this litigation. Although the Company has continued to negotiate with representatives of Century to settle the suit, the Company has been unable to meet Century's proposed terms due to its lack of liquidity.

  The Company did not make the $101,591 October 1, 1996 payment due to Resure, Inc. ("Resure"), under a $3,500,000 recourse note secured by approximately 1,111-acre large residential tract of the Maumelle Property (the "Resure Note I"), but was granted an extension until April 1, 1997 (the "extension payment") in consideration of a pledge of 200,000 shares of the Company's common stock by two of the Company's major shareholders, Charlie Corporation and Prescott Investments Limited Partnership (the "Pledge Agreement"). The Company has not made the $101,591 quarterly payment due January 1, 1997, the quarterly payment of like amount due April 1, 1997, nor the $101,591 extension payment that was due April 1, 1997. Due to Resure's own financial and liquidity concerns, a liquidator, Mark Boozell, Director of Insurance of the State of Illinois, was appointed and confirmed by the court for Resure. The Company is currently negotiating with the liquidator to bring the debt current. The Company currently does not have sufficient liquidity to retire the Resure debt, however it intends to make the January 1 payment, the April 1 payment and the extension payment by June 1, 1997 from the proceeds of the Bridge Loans. However there can be no assurance that the Company will be able to make one or all of the defaulted payments by June 1, 1997 or at all. Resure has agreed to release the 67 acres of the Company's Maumelle property, pledged as partial consideration under the Resure NoteI, in order that the Company may complete the sale of the residential property currently under contract (See Real Estate Contract discussed below). In exchange for the release of the property, the Company has agreed to provide Resure with $675,100, to be placed in a Restricted Cash Collateral Account by Resure.

  Until the Company is able to cure its default on the Resure Note I payments, the Company will remain in default on a $3,500,000 non-recourse loan to Resure, secured by approximately 410 acres of the large residential tract of the Maumelle Property (the "Resure Note II"), due to cross-default provisions in the Resure Note I. As of May 14, 1997, Resure has not instituted any proceeding or action against the Company, nor has it exercised its right to foreclose on the 200,000 shares pledged for the extension payment. However, Resure has formally notified the Company of its default. There can be no assurance that Resure will not institute further proceedings if the Company is not able to bring the defaulted payments current and remain in compliance under the terms of the Resure Note I agreement.

  Under the terms of the Resure Note I, if the payment is not current Resure may withhold the semi-annual interest payments payable to the Company under the Resure Debenture (a debenture issued to the Company in return for the Resure
Note II). As of May 14, 1997, Resure has not paid the January, 1997 payment of $123,507 due on the Debenture and the Company is currently in default on the January, 1997 Resure Note II payment in the same amount. The Company is negotiating to bring the payment current upon the sale of the 67 acres.

  The Company continues to be in default on a $200,000 unsecured recourse note payable to Davister Corp. (the "Davister Note") which matured January 9, 1996.

  To retire or refinance the above defaulted debt obligations, service other existing debt and meet the Company's anticipated future operating cash needs, the Company must raise additional operating capital. There can be no assurance, however, that such capital can be raised.

  The Company is currently negotiating with a mortgage banking firm to arrange debt and construction financing in the amount of $15,000,000 (the "Construction Financing Loan"). If the

Construction Financing Loan is obtained, the Company intends to use the net proceeds to begin operations as a home builder and to service existing debt. The Company intends to use part of the unsecured portions of the Maumelle Property to secure $10,000,000 of the loan, with the remaining $5,000,000 to be secured by home construction. Such negotiations remain in their initial stage, however, and there can be no assurance that the Company will be able to obtain the Construction Financing Loan on good terms or at all.

  The Company has contracted to acquire the assets of SunBay, Inc., a vacation interval resort located on 20 acres in Hot Springs, Arkansas (the "SunBay Agreement"). The property consists of approximately 6,000 VOIs of which approximately 400 remain available for sale as of March 31, 1997. The purchase price for the project is $2,750,000. The Company's ability to complete this acquisition is dependent upon its ability to obtain 100% financing for the project. To this end, the Company is holding discussions with several lenders whose business it is to provide capital to the time share industry. To obtain this financing it may be necessary for the Company to provide the lender with additional collateral. This additional collateral could be a security interest in other assets of the Company. There can be no assurances that the Company will be able to obtain the financing it requires, at terms acceptable to the Company, or at all.

  The Company has liquidated part of its assets through the sale of portions of the Maumelle Property to obtain operating funds and pay debt and may liquidate additional parcels of the Maumelle Property during the 1997 fiscal year for such purposes. The Company raised $110,000 from a sale of a 2-acre parcel of its Maumelle Property commercial lots, which closed on December 31, 1996. However, the Company's sale of an 11 acre parcel of Maumelle Property commercial lots which was expected to close on or before March 31, 1997 was canceled because the buyer was unable to obtain the financing it required. The Company has no present plans to sell this property.

  In order to service existing debts and meet operating expenses, the Company has entered into a Real Estate Contract for the sale of a 67 acre single-family parcel of the Maumelle Property for a price of $1,552,730. The Company expects the sale to be completed no later than May 28, 1997. As discussed above, $675,100 of the proceeds from the sale will be placed in a Restricted Cash Collateral Account as substitute collateral for Resure. The Company may also decide to sell a 19-acre multi-family parcel of the Maumelle Property. Management believes that the sale of both properties could provide the Company with gross proceeds of approximately $2,600,000. There can be no assurance, however that the Company will be able to sell the property for this amount or at all.

  In respect to prospective long-term liquidity, the Company intends to generate the bulk of its cash from operations by building and selling homes initially on the Maumelle Property, as well as the acquisition, development and subsequent operation of hotel and vacation properties and the development and sale of vacation ownership intervals ("VOI"). This assumes that the Company can obtain the necessary financial resources to overcome its present illiquidity and begin substantial building operations and successfully negotiate the acquisition of leisure properties such as SunBay Resort Inc. There can be no assurances that the Company can obtain the necessary resources, or negotiate acceptable terms for the acquisition and development of the properties, or at all.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

  On March 13, 1997 the Company's subsidiary, Capitol Development of Arkansas, Inc., as Intervenor was granted a Summary Judgement in the Case of Robert D. Holloway, Inc., plaintiff, vs. Pine Ridge Additional Residential Property Owners Multi-Purpose Improvement District NO. 9, Defendant, in the Chancery Court of Pulaski County, Arkansas, Second Division. The Pine Ridge lots owned by the Company have been indentured to pay any taxes levied by the Pine Ridge Improvement District. The Plaintiff has filed a Notice of Appeal to the Supreme Court of Arkansas. It has 90 days to file its brief and may be granted a 90 day extension if it is requested. The Company's attorneys believe that the lower court's decision will be upheld.
          .
Item 3.   DEFAULTS UPON SENIOR SECURITIES

  The Company incorporates by reference the information regarding defaults of certain debt obligations from Part I, Item 2 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION - Liquidity and Capital Resources."

Item 5.   OTHER INFORMATION.

  The Company incorporates by reference the information regarding the SunBay Agreement and the Real Estate Contract from Part I, Item 2 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION - Liquidity and Capital Resources."

  The Company has an option agreement (the "Option Agreement") to purchase approximately 192 acres located in Little Rock, Arkansas for $1,190,945. The Company has paid the owner a fee of $10,000 to extend the option period from April 16, 1997 to October 15, 1997. The Company further has the option to extend the expiration date to April 15, 1998 upon payment of another extension fee of a like amount.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

  (a)     EXHIBITS

     EXHIBITS

     The following Exhibits are filed as part of this Report. (Exhibits numbers correspond to the exhibits required by Item 601 of Regulation S-B).

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

10.16 Stock Option Agreement, dated September 11, 1995, between Century Realty, Inc., and AWEC Development Corporation.*

10.17 Release Deed, dated September 9, 1995, between Century Realty, Inc., and AWEC Development Corporation.*

10.18 Employment Agreement, dated July 14, 1995 between the Company and Michael G. Todd.*

10.19 Olsen Consultant Agreement, dated October 7, 1996 between the Company and Jens Olsen.**

10.20 Purchase Agreement, dated October 24, 1995, between John L. Burnett, Trustee for Wood Heath Joint Venture and the Company.***

10.21 Asset Purchase Agreement effective February 21,1997, between Capitol Communities Corporation and SunBay Inc. for the purchase of the SunBay Resort.

10.22 Real Estate Contract effective February 28, 1997, between Capitol Communities Corporation and Steve Hockersmith as agent for an unidentified buyer for the sale of 67.51 acres of land in Maumelle, Arkansas.

11        Statement re: computation of per share earnings

27        Financial Data Schedule

          * Exhibit(s) incorporated by reference from the Registration on Form 10-SB of the Company, Registration No.915636 filed on September 16, 1996.

          ** Exhibit incorporated by reference from the Current Report on Form 8-K, Commission File No. 915636 filed on October 18, 1996.

          *** Exhibit incorporated by reference from the December 31,1996 Quarterly Report on Form 10-QSB filed on February 19,1997.


          b)  REPORTS ON FORM 8-K

          None


                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CAPITOL COMMUNITIES CORPORATION



Date: May 15, 1997                 By: /s/ Michael G. Todd
                                           Michael G. Todd, Chairman,
                                           President and Chief Executive Officer


Date: May 15, 1997                 By: /s/ David Paes
                                           Treasurer and Vice President