Form 10QSB
period 1997-06-30
CAPITOL COMMUNITIES CORP
filed 1997-08-14
CIK 915636

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

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
[X] YES [ ] NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock ($.01 Par Value)                   7,332,000
     (Title of Class)               Shares Outstanding as of August 8, 1997

Transitional Small Business Disclosure Format: [ ] YES [X] NO

                        CAPITOL COMMUNITIES CORPORATION
                                  Form 10-QSB
                          QUARTER ENDED June 30, 1997

 TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
         (Unaudited).........................................................4
     Consolidated Balance Sheet
         June 30, 1997.......................................................4
     Consolidated Statement of Cash Flows
         For the Nine Months Ended June 30, 1997 and 1996....................6
     Consolidated Statement of Operations
         For the Nine Months ended June 30, 1997 and 1996....................7
     Consolidated Statement of Operations
         For the Three Months ended June 30, 1997 and 1996...................8
     Notes to Consolidated Financial Statements
         June 30,1997........................................................9

Item 2.  Management's Discussion And Analysis or Plan of
         Operation..........................................................12

PART II.  OTHER INFORMATION

Item 3.  Defaults Upon Senior
         Securities.........................................................20


Item 5.  Other Information..................................................20

Item 6.  Exhibits and Reports on Form 8-K...................................20

Signatures..................................................................23

Index to Exhibits

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         --------------------------------

                Capitol Communities Corporation and Subsidiaries
                          Consolidated Balance Sheets
                      June 30, 1997 and September 30, 1996
                                   UNAUDITED

                                 June 30, 1997    September 30, 1996
                                 --------------   ------------------

Current Assets
 Cash in Bank                      $   538,474
 Restricted Cash                       675,100

 Accounts Receivable                     5,357                1,057
 Prepaid Assets                        156,908                6,893
 Accrued Interest                            -               62,140
                                   -----------          -----------
  Total Current Assets               1,375,839               70,090

Loan & Origination Fees,
 Net of Amortization                   325,328              211,601
Other Assets
 Deposits                               10,679                  129
 Furniture and Fixtures                 10,083
 Real Estate Holdings                8,925,067            9,156,357
 Investments                         3,500,000            3,500,000
                                   -----------          -----------
  Total Other Assets                12,445,829           12,656,486

  Total Assets                     $14,146,996          $12,938,177
                                   ===========          ===========
=====
Current Liabilities
 Cash Overdraft                    $         0          $   185,911
 Accounts Payable &                    825,878            1,108,926
   Accrued Expenses
 Accrued Interest                      808,089              252,671
 Notes Payable                       3,036,435            1,964,406
                                   -----------          -----------
  Total Current Liabilities          4,670,402            3,511,914

Notes Payable                        6,894,021            6,973,128
                                   -----------          -----------
Total Liabilities                   11,564,423           10,485,042

Shareholders' Equity
 Preferred Stock                             -                    -
 Common Stock                            7,112                7,000
 Additional Paid in Capital          5,139,996            4,764,108
 Accumulated Deficit                (2,564,535)          (2,317,973)
Total Shareholders' Equity           2,582,573            2,453,135
                                   -----------          -----------
  Total Liabilities and
  Shareholders' Equity             $14,146,996          $12,938,177
                                   ===========          ===========

                Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                For the Nine Months Ended June 30, 1997 and 1996

                                   UNAUDITED

                                                         1997          1996
                                                      -----------   -----------
Cash Flows from Operating Activities:
  Net Loss                                             $(246,562)    $(874,900)
  Amortization                                           120,102        42,924
  Adjustments to Reconcile Income
    to Net Cash Used for operating Activities
     (Increase) Decrease in Receivables                   (4,300)       (7,799)
     (Increase) Decrease in Restricted Cash             (675,100)
     (Increase) Decrease in Other Assets                 (20,633)
     (Increase) Decrease in Real Estate Holdings         231,290      (133,176)

     (Increase) Decrease in Accrued Interest
       Receivable                                         62,140      (109,670)
     (Increase) Decrease in Pre-Paid Assets             (150,015)         (356)
     Increase (Decrease) in Accrued Expenses            (283,048)      503,959
     Increase (Decrease) in Short Term Notes                               896
     Increase (Decrease) in Accrued Interest
       Payable                                           555,417       191,202

  Net Cash Used for Operations                          (410,709)     (386,920)

Cash Flows from Financing Activities:
  Increase in Notes Payable                              992,923
  Loan Origination Fees                                 (233,829)            -
Cash Flows from Investing Activities:
  Issuance of Common Stock                               376,000             0
                                                       ---------     ---------
Net Increase (Decrease) in Cash                          724,385      (386,920)

Beginning Cash                                          (185,911)      265,703
                                                       ---------     ---------


Ending Cash                                            $ 538,474     $(121,218)
                                                       =========     =========


               Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Operations
                For the Nine Months Ended June 30, 1997 and 1996

                                   UNAUDITED

                                             1997          1996
                                          -----------   -----------
Revenues:
  Sales                                   $1,881,445    $        0
  Cost of Sales                              447,593             -
                                          ----------    ----------

Gross Profit                               1,433,852             0

Operating Expenses:
  General & Administrative
  Expenses                                 1,130,007       479,856
                                          ----------    ----------

Net Income (Loss) Before
  Interest Income                            303,845      (479,856)

Interest Income                               67,618       184,151
Interest Expense                            (618,025)     (579,195)

Net Income (Loss)                         $ (246,562)   $ (874,900)
                                          ==========    ==========

Net Income (Loss) per share                  $(0.035)      $(0.125)
                                          ==========    ==========

Weighted average shares outstanding:       7,144,747     7,000,000
                                          ==========    ==========

Dividends per Share                                0             0
                                          ----------    ----------


               Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Operations
               For the Three Months Ended June 30, 1997 and 1996

                                   UNAUDITED

                                             1997          1996
                                          -----------   -----------
Revenues:
  Sales                                   $1,593,980    $        0
  Cost of Sales                              403,892             -
                                          ----------    ----------

Gross Profit                               1,190,088             0
Operating Expenses:
  General & Administrative
  Expenses                                   570,609       176,068
                                          ----------    ----------
Net Income (Loss) Before
  Interest Income                            619,479      (176,068)

Interest Income                                5,495        61,082
Interest Expense                            (224,276)     (193,478)

Net Income (Loss)                         $  400,698    $ (308,464)
                                          ==========    ==========

Net Income (Loss) per share                   $0.056       $(0.044)
                                          ==========    ==========

Weighted average shares outstanding:       7,132,044     7,000,000
                                          ==========    ==========

Dividends per Share                                0             0
                                          ----------    ----------


               CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 June 30, 1997
                                 -------------

NOTE 1 -  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
          ---------------------------------------------------------

          Background
          ----------

          The consolidated balance sheet at June 30, 1997 and the related statements of operations and cash flows for the six month period ended June 30, 1997 include the accounts of Capitol Communities Corporation and its wholly owned subsidiaries and are unaudited. All inter-company accounts and transactions have been eliminated in consolidation.

          These unaudited interim consolidated financial statements should be read in conjunction with the September 30, 1996 fiscal year end financial statements and related notes, which, since the filing of the Company's Annual Report on Form 10-KSB/A for that fiscal year, have been amended and are attached to this Report as Exhibit 99. The Company intends to file such amended financial statements with the SEC on Form 10-KSB/A, as part of its amended Annual Report for the fiscal year ended September 30, 1996.

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

                CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 June 30, 1997
                                 -------------

NOTE 1 -  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
          ---------------------------------------------------------------------

          Earnings/Loss Per Share
          -----------------------
          Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the fiscal year ended September 30, 1996 was 7,000,000 and for the nine months ended June 30, 1997 was 7,144,747.

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

          In April 1997, two shareholders returned a total of 57,000 shares of common stock for cancellation, pursuant to an agreement with the Company.

          In May 1977, one shareholder returned a total of 19,000 shares of common stock for cancellation, pursuant to an agreement with the Company.

          On July 30,1997, the Company issued 100,000 shares of common stock to an unaffiliated company for the purchase of all of the stock of Capitol Resorts of Florida, Inc.,under an Agreement and Plan of Reorganization, dated July 30, 1997.

Item 2.       Management's Discussion and Analysis or Plan of Operation.
              ---------------------------------------------------------

       Although the Company has not yet commenced any material development or building activity, its primary focus is the development and sale of residential single-family homes on the more than 1,700 acres it currently owns in the City of Maumelle, Arkansas ("the Maumelle Property"), a 5,000 acre master planned community located fifteen miles from downtown Little Rock. In addition, the Company has expanded its focus to include the acquisition, renovation, development, sale and financing of vacation ownership interval interests ("VOIs") and vacation long-term leasehold interests ("LTLs") of resort, hotel and vacation properties. In its efforts to diversify its development focus, the Company has purchased approximately 34.7 acres of land and improvements in Osceola County, Florida, for development as a LTL property and entered into an agreement to purchase the assets of a development stage VOI property, located in Branson, Missouri. See "LIQUIDITY AND CAPITAL RESOURCES." The Company believes that its ability to generate revenues in the future from its real estate development and other activities will depend in large part on its ability to solve its current liquidity problems, the success of the Company's future capital-raising efforts and the Company's ability to develop or acquire greater construction, sales and other real estate development expertise than the Company now possesses. The following discussion should be read in conjunction with the financial statements and the notes thereto appearing in Item 1 of this Part I (the "Financial Statements").

Financial Condition
-------------------

       There continues to be substantial doubt about the Company's ability to continue as a going concern, due to its current illiquidity and uncured defaults on a substantial portion of its debt. On May 20, 1977, the Company closed the sale of 67 acres of its Maumelle single-family property for $1,552,730. As discussed in more detail below, the Company obtained $977,706 in short-term debt financing from private sources, (collectively the "Bridge Loans"), during the four month period ended May 31, 1997. The Company may try to obtain an additional $500,000 in short term debt by the end of the Company's fourth fiscal quarter. There can be no assurance, however, that the Company will be able to obtain the funds on favorable terms or at all. See "LIQUIDITY AND CAPITAL RESOURCES."

       The Company will need to raise additional funds or refinance or restructure its current debt in order to avert foreclosure on the property securing its defaulted debt obligations. Even if such financing is obtained, the Company will require substantial additional capital to satisfy its long-term liquidity requirements. See "LIQUIDITY AND CAPITAL RESOURCES."

       Since the end of the 1996 fiscal year, the Company has obtained two commercial revolving lines of credit from the Bank of Little Rock, in Little Rock, Arkansas. Both lines bear interest at the rate of 10.00% per annum. The first line, in the amount of $400,000, requires the Company to pay interest only per month on the outstanding amount, commencing May 10, 1997 until April 10, 1998, when the entire unpaid principal balance plus all accrued and unpaid interest becomes due and payable. This line is secured by approximately an 11 acre multi-family parcel of the Company's Maumelle Property. The second line, in the amount of $450,000, requires no monthly payment of principal or interest and is payable the earlier of November 5, 1997 or on demand. This line is secured by approximately a 19 acre multi-family parcel of the Company's Maumelle Property.

  Change in Financial Condition Since the End of the Last Fiscal Year.   As of
  --------------------------------------------------------------------
June 30, 1997, the Company had total assets of $14,146,996, an increase of $1,208,819, or 9.34% over the Company's total assets as of the Company's fiscal year end of September 30, 1996. The Company had cash of $538,474 at June 30, 1997 compared to a negative cash position of $185,911 at September 30, 1996, an improvement of $724,385. This improvement resulted from timber royalties received during the nine month period, the sale of 2 acres of commercial property, the Bridge Loans discussed later and the sale of a 67 acre single-family parcel of land. See "LIQUIDITY AND CAPITAL RESOURCES."

  Prepaid assets increased from $6,893 on September 30, 1996 by $150,015 to $156,908 on March 31, 1997. This increase was due to the prepayment of amounts owed under two separate financial consulting contracts. One contract extends through September 30, 1997, while the other contract extends through December 31, 1997. The prepaid portion of these contracts as of March 31,1997 was $139,000. The prepayment of these amounts did not result in a decrease in cash, since no cash was paid. Instead the consultants were given credits against the exercise price of certain stock options granted to them pursuant to the consulting contracts.

  The carrying value of the Company's real estate holdings declined by $231,290 during the nine months from $9,156,357 to $8,925,067. The largest component of this decrease was the elimination of $208,172 of Special Taxes on certain Maumelle Property commercial tracts. This cost had previously been capitalized, so the elimination reduced the carrying value of the property. The Special Tax reduction occurred as a result of a bond refinancing by the Improvement District containing the bulk of the Company's commercial land. A second major component of the decrease was the dismissal of the Holloway lawsuit against the Pine Ridge District. The Company had accrued a liability of $200,000 which was capitalized as part of the cost of the tract. Upon dismissal of the suit, this liability was eliminated and the carrying value of the tract reduced. The sale of a portion of one of the commercial sites in December resulted in a net reduction of real estate holdings of $28,361. The sale of a single family parcel resulted in a reduction of real estate holdings of $322,256. These amounts represent the allocated and land improvement costs of those particular sites, which was recognized as part of the cost of sales of the sites. Additions to real estate holdings resulted from expendituresal of a purchase agreement for the acquisition of the west Little Rock, Capitol Lakes Estates project ("Capitol Lakes Purchase Agreement"). On April 9,1997, the Company paid a fee of $10,000 for a six month extension on Capitol Lakes Purchase Agreement, to October 14,
1997.   Additional capitalized costs totaling  $38,902 in pre-development and acquisition costs on four different properties in Maumelle increased the carrying value of the Company's real estate holdings. In addition, new Special Taxes of $46,235 were accrued and capitalized as part of the carrying value of the 36 acre commercial site. The Company purchased a 3.8 acre commercial site for $200,665 from Maumelle Enterprises, Inc. "Maumelle Enterprises"), a company affiliated with certain officers of the Company. See "LIQUIDITY AND CAPITAL RESOURCES." Pre-acquisition costs capitalized on this property total $11,000. Pre-acquisition costs on properties located in Hot Springs, Arkansas; Branson, Missouri and Orlando, Florida, totaled $189,277.

  Total liabilities of the Company at June 30, 1997, had increased to $11,564,423, an increase of $1,079,381 over the September 30, 1996 total of $10,485,042. The liability for accrued interest increased to $808,089 at June 30, 1977 from $252,671 at September 30,1996. This increase of $555,418 reflects the addition of $88,219 in interest resulting from the extension of the payment due on September 30, 1996, to Resure Inc. ("Resure"), on the Resure Note I. See
"LIQUIDITY AND CAPITAL RESOURCES."   The balance of the increase reflects the
fact that during the nine months ended June 30, 1997, the only substantive interest payment made was the January, 1997 semi-annual payment of $123,507 on
Resure Note II.  See "LIQUIDITY AND CAPITAL RESOURCES."   The balance of
interest due on the Resure Notes was accrued. The current liability for notes payable increased by $1,072,028 during the nine months, from $1,964,406 to $3,036,435. This increase included the $977,706 in Bridge Loans obtained in the nine month period and a $79,107 reclassification of notes payable to current
liability for a principal payment due within one year of June 30, 1997.   The
extension of the Resure Note I payment due on October 1, 1996, increased the liability by $13,372.

  Accounts payable and accrued expenses decreased by $ 283,048. At September 30,1996 the liability for accounts payable and accrued expenses totaled $1,108,926. At June 30, 1997 the balance was $825,878. Accrued Special Taxes payable decreased by $161,940. The Special Tax decrease was a result of the bond
refinancing by the City of Maumelle, Arkansas, Multi-Purpose   Improvement
District No. 2, encompassing the approximately 36 acres of the Company's commercial land. A decrease in Pine Ridge District liability of $200,000 resulted from the dismissal of the lawsuit filed against the District by the plaintiff. Accrued real estate taxes payable also decreased by$27,694, which represents the difference between new accruals of $44,993 and taxes paid for a
total of $72,687.   These decreases were partially offset by additional accounts payable incurred during the nine months ended June 30, 1997 including an additional $180,000 in officers salary, $12,000 in accrued Directors' fees and $16,200 in office lease payable.

  Shareholders' Equity increased by $129,438 or 5.28%. The increase results primarily from the issuance of 188,000 new shares of the Company's common stock at $2.00 per share, pursuant to the Consultants' stock options discussed above. This was somewhat offset by the operating loss of $246,562 for the nine month period ending June 30,1997.

Results of Operations
---------------------

Comparison of Nine Months Ended June 30,1997  to the Nine Months Ended June 30,
-------------------------------------------------------------------------------
1996
----

  For the nine months ended June 30, 1997, the Company experienced a loss of $246,562 compared with a loss of $874,900 for the nine months ended June 30, 1996. The difference in performance was primarily due to a substantial increase in revenues in the nine months ending June 30, 1997, which was offset by a corresponding increase in general and administrative expenses.

  Sales increased by $1,881,445 for the nine months ended June 30, 1997 from $0 for the nine months ended June 30, 1996, as a result of the sale of a 67 acre single-family tract of land for $1,552,730, the sale of a commercial two-acre parcel of the Maumelle Property for a sales price of $110,000 and the sale of timber from the undeveloped single family portion of the Maumelle Property in
the amount of $200,444.   The gross profit for the nine months ended June 30,
1997 was $1,433,852. There was no gross profit for the nine months ended June 30, 1996, since there were no sales or costs of sales incurred during that period.

  For the nine months ended June 30, 1997, and the nine month period ended June 30, 1996, general and administrative expenses increased to $1,130,007 from $479,856. This increase was due to increased expenses for financial consulting, legal fees, amortization of loan costs on short term borrowings and recognition of uncollectibitity of accrued interest from Resure.

  The major portion of the general and administrative expenses for the nine months ended June 30, 1997, were accrued by the Company, and include expenses such as officers' salaries, in the amount of $180,000, office lease of $16,200 and directors' fees of $12,000. Management and consulting fees for the nine months ended June 30, 1997 increased to $399,244 from $36,784 for the nine months ended June 3, 1996. Although fees to Maumelle Enterprises increased during the period to $102,312 from $36,239 in the prior period, the majority of the increase was attributable to the consulting fees noted above. In addition, legal and accounting fees increased from $47,401 for the nine months ended June 30, 1996 to $127,430 for the same period in 1997. Amortization expenses increased by $77,178 in the nine months ended June 30,1997. The Company also recognized an expense of $123,893 as an allowance for accrued interest due from Resure as it may not be collectible, since on February 22, 1997, Resure was placed in liquidation and Mark Boozell, Director of Insurance of the State of Illinois, was appointed liquidator.

  Comparison of The Three Months Ended June 30,1997 to the Three Months Ended
  ---------------------------------------------------------------------------
June 30,1996.  For the three  months ended June 30, 1997, the Company produced a
-------------
profit of $400,698 compared with a loss of $308,464 for the three months ended June 30, 1996. While general and administrative expenses increased substantially, the increase was more than offset by the increased revenues in the period.

  Sales increased by $1,593,980 for the three months ended June 30, 1997 from $0 for the three months ended June 30, 1996, as a result of the sale of a 67 acre single-family tract of land for $1,552,730, and the sale of timber from the undeveloped single family portion of the Maumelle Property in the amount of
$41,250.    The gross profit for the three  months ended June 30, 1997, was
$1,190,088. There was no gross profit for the three months ended June 30, 1996, since there were no sales or costs of sales incurred during that quarter.

   General and administrative expenses increased to $570,609 for the three months ended June 30, 1997, from $176,068 in the three months ended June 30, 1996. The major portion of the general and administrative expenses for the three months ended June 30, 1997, were accrued by the Company, and include expenses such as officers' salaries, office lease and directors' fees. Consulting fees for the three months ended June 30, 1997 amounted to $101,720. There were no costs for consulting fees incurred in the three months ended June 30, 1996 . Management fees for the period ended June 30, 1997 amounted to $57,312. Management fees for the period ended June 30, 1996 were waived. Amortization expenses for the three months ended June 30,1997 amounted to $77,801, an increase of $63,493 over the comparable period in 1996, resulting from costs related to the Bridge Loans obtained by the Company and described in "LIQUIDITY AND CAPITAL RESOURCES."

  Interest income decreased from $61,082 for the three month period ended June
30, 1996, to $5,495 for the three month period ended June 30, 1997.   This
resulted from the Company's decision not to accrue interest as a result of Resure's default on its January and June 1997, semi-annual payments due under the Resure Debenture.

  The Company does not foresee any significant elements of income or loss that would not arise from its ordinary course of business, except for the losses that would likely arise if the Company were to lose the approximately 1,043.76 acres of land secured by defaulted debt obligations and the restricted cash collateral account of $675,100 pledged to the Resure Note II. As set forth elsewhere in this Report, the Company has no immediate source of cash for bringing its obligations current, other than the Bridge Loans, discussed below.

Liquidity and Capital Resources
-------------------------------

  Cash and cash equivalents amount to $538,474 or 3.81% of total assets at June 30, 1997, as compared with negative $185,911 at September 30, 1996. In addition, the Company has placed $675,100 into a restricted cash collateral account which is pledged to the Resure Note II (see discussion below). The Company's liquidity position at June 30, 1997, is not adequate to meet the Company's liquidity requirements, which include approximately $8,950,000 in defaulted debt. The Company's status as a going concern remains in doubt.

  The Company has, as of July 31, 1997, borrowed $977,706 in Bridge Loans from private sources with net proceeds to the Company of $733,279. The majority of the promissory notes evidencing the Bridge Loans, (the "Bridge Notes") bear interest at a rate of 10% per annum and mature nine months from the date of each note. The Bridge Loans are unsecured, however the Company has provided a guarantee bond to the Bridge Note holders at a cost to the Company of approximately 10% of the gross proceeds received from the Bridge Loans. The Company has also paid the investment banking firm that assisted the Company in obtaining the Bridge Loans a fee equal to 15% of Bridge Loans gross proceeds received.

  The Bridge Notes mature at the end of the fourth quarter 1997, and the first quarter of 1998. The Company intends to negotiate with the note holders to reinvest the Bridge Notes for an additional nine month period. If some or all of the note holders choose not to reinvest, the Company will have to obtain additional funds to pay the matured Bridge Notes. There can be no assurances, however, that the Company will be able to obtain the funds necessary to pay the matured Bridge Notes, particularly since the Company has not commenced discussions or negotiations with the note holders.

  The Company may try to secure an additional $500,000 in short-term debt financing from private investors during the fourth quarter of 1997, for general corporate purposes. There can be no assurances, however, that the Company will be able to obtain debt financing on favorable terms or at all.

  The Company is currently in default under most of its debt obligations. A $1,400,000 recourse note to Century Realty Inc. ("Century) secured by approximately 36 acres of commercial lots (the "Century Note I"), matured January 9, 1996, and remains unpaid. Based on cross-default provisions in a Century $350,000 unsecured recourse note ("the Century Note II"), Century claims that the Century Note II is also in default. Century filed a foreclosure complaint against the Company with respect to this debt on August 12, 1996. On September 16, 1996, the Company filed an answer and counterclaim against Century claiming the Century Note I and the Century Note II were usurious. There can be no assurance, however, that the Company will prevail in this litigation. The Company has entered into a tentative settlement agreement with Century, which required a substantial payment on August 1, 1997. The Company was unable to make this payment, but negotiated an extension of the agreement to September 1, 1997, for a payment of $25,000. The agreement may be further extended to October
1, 1997, upon payment of an additional $25,000.   There are no assurances that
the Company will be able to fulfill Century's proposed terms given the Company's present illiquidity.

  The Company is in default on the Resure Note I, a $3,500,000 recourse note secured by approximately 1,044-acre large residential tract of the Maumelle Property. The Company missed four $101,591 quarterly principal and interest payments that were due on October 1, 1996 and January 1, April 1, and July 1, 1997. Resure granted an extension of the October 1, 1996 payment to April 1, 1997, in consideration of a pledge of 200,000 shares of the Company's common stock by two of the Company's major shareholders, Charlie Corporation and Prescott Investments Limited Partnership. The Company has not yet made any of the foregoing payments. As a result, the Resure Liquidator now has the right to foreclose upon such shares, in addition to foreclosing on the real property securing the Resure Note I and exercising its other rights and remedies.

  Because Resure failed to make the January and June 1997 semi-annual payments due to the Company under the Resure Debenture, the Company had no funds with which to make the $123,507 semi-annual payments due under the Resure Note II (a $3,500,00 non-recourse loan secured by the restricted cash collateral account for $675,100 and approximately 339 acres of the large residential tract of the
Maumelle Property).   In May, 1997, the Company brought current
the Resure Note II from the proceeds from the sale of the 67 acres of the Maumelle Property discussed below. However, the June 30, 1997, payments remains unpaid, because the payment of like amount that was due to the Company under the Resure Debenture has not been made. Although Resure has defaulted under the Resure Debenture, the Company is required, nonetheless to continue to make payments under the Resure Note II. Given the Company's present illiquidity, there can be no assurance that the Company will be able to make the payments required thereunder, particularly in light of Resure's insolvency.

  The Company is currently negotiating with the Resure Liquidator to restructure and/or retire the Company's obligations under the Resure Note I and the Resure
Note II. The Company believes that it has certain causes of action against Resure arising from Resure's sale of the Resure Debenture to the Company and, therefore, may commence litigation against the Resure estate and others if settlement negotiations are not successful. There can be no assurance, however, that the Company will prevail if such litigation is commenced.

  The Company continues to be in default on a $200,000 unsecured recourse note payable to Davister Corp. (the "Davister Note") which matured January 9, 1996.

  The Company must raise additional operating capital to retire or refinance the above defaulted debt obligations, service other existing debt and meet the Company's anticipated future operating cash needs. There can be no assurance, however, that such capital can be raised.

  On March 31, 1997, the Company obtained a fixed rate commercial revolving line of credit from the Bank of Little Rock in the amount of $400,000, bearing an interest rate of 10.00% per annum. The line is secured by approximately a
10.799 acre multi-family parcel of the Company's Maumelle Property. On July 29, 1997, the Company obtained a second commercial revolving line of credit from the Bank of Little Rock, in the amount of $450,000, also bearing interest at the rate of 10.00% per annum, payable principal and interest on demand or at maturity on November 5, 1997. This line is secured by approximately a 19 acre multi-family parcel of the Company's Maumelle Property. As of August 10, 1997, the Company has drawn a total of $847,000 against the lines. The proceeds were used to complete the purchase of approximately 35 acres of land and improvements in Osceola County, Florida, known as the Florida Bible College. (See below).

  On July 30, 1997, The Company acquired Capitol Resorts of Florida, Inc. ("CRF"), a Florida corporation formed on July 22, 1997, whose sole asset was the right to purchase the Florida Bible College. On July 30, 1997, the Company entered into a reorganization agreement with MLT Management Corp., the parent of CRF. Under the terms of the agreement the Company acquired 1,000 shares of CRF stock, which represented all of the issued and outstanding capital shares of CRF, in exchange for 100,000 shares of the Company's voting common stock. Upon acquisition of the CRF stock, its sole director resigned and Michael G. Todd, president and director of the Company, was appointed the sole director of CRF. On the same day, CRF closed on the contract to acquire the Florida Bible College property for

$922,000. The property was appraised by a third party on May 12, 1997 at a value of $3,385,000. The Company intends to renovate the existing two buildings on the property into a hotel. The buildings currently consists of a total of 95 rooms, a lobby area, offices, cafeteria, kitchen, and meeting space. Management estimates that the renovation will costs approximately $1,200,000 and will commence when the Company is able to re-finance the property, which currently is unencumbered. The Company also plans to develop VOI units on portions of the 34 acres. There can be no assurance that the Company will be able to obtain the necessary financing to renovate the existing facilities or to develop VOI units on the property.

  If the Company is able to obtain funds to renovate and develop the property, it intends to utilize the property as hotel for discount vacation tours as part of the Company's marketing plan to sell VOI and LTL units. Management intends to contract with a non-affiliated management firm to manage the hotel.

  The Company has signed agreements to purchase approximately 21 acres of undeveloped land in Branson, Missouri, by no later than September 12, 1997 (the "Palace View Agreements"). The aggregate purchase price for the property is approximately $4,200,000. The Company intends to develop VOI units on the property, assuming the Company can obtain the necessary funds to finance the acquisition. There can be no assurance, however, that given the Company's present illiquidity, it can obtain the necessary funds to acquire and develop these properties.

  The Company is currently negotiating with a mortgage banking firm to arrange debt and construction financing in the amount of $15,000,000 (the "Construction Financing Loan"). If the Construction Financing Loan is obtained, the Company intends to use the net proceeds to begin operations as a home builder and to service existing debt. The Company intends to use part of the unsecured portions of the Maumelle Property to secure $10,000,000 of the loan, with the remaining $5,000,000 to be secured by home construction. Such negotiations remain in their initial stage, however, and there can be no assurance that the Company will be able to obtain the Construction Financing Loan on favorable terms or at all.

  The Company had contracted to acquire the assets of SunBay, Inc., a vacation interval resort located on 20 acres in Hot Springs, Arkansas ( the "SunBay Agreement"). The contract expired on June 23, 1997, without the Company closing on the property. Prior to the expiration of the contract, the Company duly notified the seller that it had objections to the property's title. However, the Company's earnest money deposit of $10,000 is still held in escrow, and there is no assurance that the deposit will be returned or the purchase completed.

  In order to service existing debts and meet operating expenses, the Company sold a 67 acre single-family parcel of the Maumelle Property for a price of $1,552,730. The sale was completed on May 20, 1997. As discussed above, $675,100 of the proceeds from the sale were placed in a restricted cash collateral account as substitute collateral for Resure. The Company may also decide to sell a 19-acre multi-family parcel of the Maumelle Property. Management believes that the sale of that property could provide the Company with gross proceeds of approximately $1,000,000 which could be used for general corporate purposes. There can be no assurance, however that the Company will be able to sell the property for this amount or at all.

  In respect to prospective long-term liquidity, the Company intends to generate the bulk of its cash from operations by building and selling homes initially on the Maumelle Property, as well as the acquisition, development and subsequent operation of resort and vacation properties and the development and sale of VOI units and LTL units. This assumes that the Company can obtain the necessary financial resources to overcome its present illiquidity and begin substantial building operations and/or successfully negotiate the acquisition of leisure properties. There can be no assurances that the Company can obtain the necessary resources, or negotiate acceptable terms for the acquisition and development of the properties, or at all.

PART II.  OTHER INFORMATION

Item 3.   DEFAULTS UPON SENIOR SECURITIES

  The Company incorporates by reference the information regarding defaults of certain debt obligations from Part I, Item 2 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION - Liquidity and Capital Resources." As of the date of filing this Report, the total arrearage on the Resure Note I is $406,365, on the Resure Note II is 121,493, and on the Century Note I is approximately $237,847 plus the mature $1,400,000 principal.

Item 5.   OTHER INFORMATION.

  The Company incorporates by reference the information regarding the Palace View Resort and Condominiums Agreement, and the Florida Bible College Agreement from Part I, Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION -Liquidity and Capital Resources."

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

        AWEC Resources, Inc., into Capitol Communities Corporation.*

3.1.1 Articles of Incorporation of Capitol Communities Corporation, dated August 18, 1995.*

3.1.2 Certificate of Amendment of Articles of Incorporation of Capitol Communities Corporation, dated February 6, 1996.*

3.2     Bylaws of Capitol Communities Corporation, dated August 22, 1995.*

3.3     Article of Incorporation of Capitol Resorts, Inc., dated April 17, 1997

3.4     Articles of Incorporation of Capitol Resorts of Florida, Inc., dated
        July 22, 1997

3.5     Bylaws of Capitol Resorts of Florida, Inc., dated July 22, 1997

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

10.17 Release Deed, dated September 9, 1995, between Century Realty, Inc., and AWEC Development Corporation.*

10.18 Employment Agreement, dated July 14, 1995 between the Company and Michael G. Todd.*

10.19 Olsen Consultant Agreement, dated October 7, 1996 between the Company and Jens Olsen.**

10.20 Purchase Agreement, dated October 24, 1995, between John L. Burnett, Trustee for Wood Heath Joint Venture and the Company.***

10.21 Asset Purchase Agreement, effective February 21,1997, between Capitol Communities Corporation and SunBay Inc. for the purchase of the SunBay Resort.****

10.22 Real Estate Contract, effective February 28, 1997, between Capitol Communities Corporation and Steve Hockersmith as agent for an unidentified buyer for the sale of 67.51 acres of land in Maumelle, Arkansas.****

10.23 Asset Purchase Agreement, effective June 16, 1997, between Capitol Communities Corporation and PVP Development Company, L.L.C., an Arkansas limited liability Company, for the purchase of approximately 20.71 acres of land in Branson, Missouri.

10.24 Asset Purchase Agreement, effective June 16, 1997, between Capitol Communities Corporation and Palace View Ventures, L.L.C., a Missouri limited liability Company, and Palace View, Inc., a Missouri corporation, for the purchase of approximately 1 acre of land with 2 finished pads.

10.25 Agreement and plan of reorganization dated July 30, 1997 to acquire shares of Capital Resorts of Florida Inc. and Florida Bible College.

11      Statement re: computation of per share earnings

23.1    Consent of Joel S. Baum, P.A., Independent Certified Public Accountant

27      Financial Data Schedule

99      Amended Financial Statements for fiscal year ended September 30, 1996

        * Exhibit(s) incorporated by reference from the Registration on Form 10-SB of the Company, Registration No.915636 filed on September 16, 1996.

        ** Exhibit incorporated by reference from the Current Report on Form 8-K, Commission File No. 915636 filed on October 18, 1996.

        *** Exhibit incorporated by reference from the December 31,1996 Quarterly Report on Form 10-QSB filed on February 19,1997.

        **** Exhibit incorporated by reference from the March 31, 1997 Quarterly Report on Form 10-QSB filed on May 19, 1997.

        b)  REPORTS ON FORM 8-K

        None


                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CAPITOL COMMUNITIES CORPORATION



Date: August 14, 1997                     By: /s/ Michael G. Todd

                                              Michael G. Todd, Chairman,
                                              President and Chief Executive
                                              Officer


Date: August 14, 1997                     By: /s/ David Paes

                                              David Paes
                                              Treasurer and Vice President