Form 10KSB/A
period 1996-09-30
CAPITOL COMMUNITIES CORP
filed 1997-10-14
CIK 915636

                                 UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549



                                 FORM 10-KSB/A



[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES AND EXCHANGE ACT OF 1934


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

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  State the issuer's revenues for its most recent fiscal year. $31,676.

  State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such, as of a specified date within the past 60 days. $1,342,783 based on the average of the bid and asked obtained from the National Quotation Bureau, Inc. (ANQB") on June 30, 1997.

  State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 7,332,000 as of August 8, 1997.



                      DOCUMENTS INCORPORATED BY REFERENCE

NONE

  Transitional Small Business Disclosure Format YES [ ] NO [X]

                               TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS . . . . . . . . . . . . . . . .4
--------------------------

PART I

ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . 4

ITEM 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . .28

ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . .44

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF
          SECURITY HOLDERS  . . . . . . . . . . . . . . .46

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS . . . . . . . . . . . . . .46

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION . . . . . . . . . . . . . . .48

ITEM 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . .62

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE. . . . .62

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(a)OF THE EXCHANGE ACT. . . . . . . .62

ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . .66

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT . . . . . . . . . . . . .67

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS. . . . . . . . . . . . . . . . . .69

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . .72

FORWARD-LOOKING STATEMENTS


     In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as Aintends," Aprojects," Astrategies," Abelieves," Aanticipates," Aplans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 6 of this Report, the section entitled AMANAGEMENT's DISCUSSION AND ANALYSIS OR PLAN OF OPERATION --Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to, (1) to cure its severe liquidity problems and secured loan defaults, which have given rise to substantial doubts as to the Company's ability to continue as going concern, and
(2) to raise sufficient capital to commence and continue operations. There can be no assurance that the Company will be able to cure its liquidity problems or defaults or raise sufficient capital. Capitol Communities Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation those identified in the ARisk Factors" section of the Company's Registration Statement filed with the SEC in September 1996 on Form 10-SB.


PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT


     Capitol Communities Corporation, a Nevada corporation (the "Company"), was formed on August 21, 1995. It is the successor-by-merger to AWEC Resources, Inc., a New York corporation (the "Predecessor Corporation"). Unless the context otherwise requires, all references to the "Company" in this Report include the Predecessor Corporation, and all references to the Company's business and properties include the business and properties of Capitol Communities Corporation and its wholly-owned subsidiaries discussed in more detail below.

     The Predecessor Corporation was incorporated in the State of New York as Century Cinema Corporation in November 1968. In 1969, the Predecessor Corporation conducted its initial public offering of common stock, pursuant to a Form S-2 registration statement filed with the Securities and Exchange Commission (the "SEC"). From 1970 to 1971, the Predecessor Corporation filed annual reports under the Securities Exchange Act of 1934, as amended (the AExchange Act"). From 1972 until the Company's filing of its Registration Statement on Form 10-SB on September 16, 1996, neither the Predecessor Corporation nor its successor, Capitol Communities Corporation, complied with the reporting requirements under the Exchange Act.

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

     In February 1994, PetroSource transferred the majority of its shares of Predecessor Corporation common stock to Prescott Investments Limited
Partnership, a Nevada limited partnership   ("Prescott LP"), and Charlie
Corporation, a Nevada corporation (ACharlie Corporation"), both of which were then, and currently are, affiliates of Michael G. Todd, Herbert E. Russell and John W. DeHaven. See ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The shares were transferred as payment for public relations services provided by Prescott LP and Charlie Corporation to the Predecessor Corporation.

     On February 15, 1994, the Operating Subsidiary purchased approximately 2,041 acres of land in Maumelle, Arkansas (the "Maumelle Property") from Century Realty, Inc. ("Century") for an aggregate purchase price of $8,430,000. The purchase price was comprised of $1,693,000 paid in cash at the closing of the sale and a promissory note payable to Century in the original principal amount of $6,737,000, secured by a first priority security interest in a portion of the Maumelle Property. The cash paid at the closing was obtained from the proceeds of Maumelle Property lot sales to third parties that occurred concurrently with the Operating Subsidiary's acquisition of the Maumelle Property. Since purchasing the Maumelle Property, the Operating Subsidiary has sold, as of September 30, 1996, approximately 196 acres of the Maumelle Property, for aggregate gross sales proceeds of $2,394,473. Since the end of the Company's 1996 fiscal year and through the date of this Report, the Company has sold approximately 69 acres of the Maumelle Property for aggregate gross sales proceeds of $1,662,730.

     The Maumelle Property was previously owned by Michael G. ToddTodd & Company ("DTC"), for approximately five years, from 1988 to 1993. In an uncontested foreclosure action, DTC transferred the Maumelle Property to Century, successor to the Resolution Trust Corporation (the "RTC"), which then was receiver for San Jacinto Savings Association, the holder of a DTC promissory note secured by the Maumelle Property. Century acquired rights to its claims on the Maumelle Property from the RTC in February, 1993.

     On February 17, 1994, the Predecessor Corporation filed another Form 10 registration statement with the SEC, but later withdrew it because of significant comments from the SEC and the Predecessor Corporation's lack of sufficient resources to satisfactorily respond to the SEC's commentsed no reports or registration statements with the SEC since the aforementioned Form 10 registration statement.

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

     The Operating Subsidiary refinanced its $6,737,000 Century promissory note in September 1995 by (a) borrowing $3,500,000 from Resure, Inc., an Illinois Insurance Exchange member syndicate ("Resure"), to make a cash payment of $2,500,000 to Century (the "Resure Loan I"), (b) issuing two promissory notes to Century, in the amount of $1,400,000 (the "Century Note I") and $350,000 (the "Century Note II"), respectively, to replace the original Century promissory note, and (c) issuing 700,000 shares of Common Stock to Century which represented 10% of the Company's outstanding Common Stock, as of September 30, 1996. See ITEM 12, ASECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." In consideration of the cash payment, promissory notes, and stock, Century released all of the real property securing the original promissory note and accepted approximately 36 acres of Maumelle Property commercial lots as collateral to secure the $1,400,000 Century Note II. The Resure Loan I is evidenced by a promissory note (the "Resure Note I") which is secured by approximately 1,044 acres of the Maumelle Property residential acreage. See
ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES--Indebtedness and Other Liquidity Requirements."

     Concurrently with the Resure Loan I, Resure issued to the Operating Subsidiary a subordinated surplus debenture in the original principal amount of $3,500,000 (the "Resure Debenture"). As consideration for the Resure Debenture, the Operating Subsidiary issued a $3,500,000 promissory note to Resure (the "Resure Note II"), which is secured by approximately 343 acres of the 1,044 acres of residential property securing the Resure Loan I and a cash collateral account containing approximately $675,000. See ITEM 2, "DESCRIPTION OF PROPERTY
- RESURE DEBENTURE," and ITEM 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-LIQUIDITY AND CAPITAL RESOURCES--Indebtedness and Other Liquidity Requirements," and "-- Certain Recent Capital Raising Transactions."

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

RECENT BUSINESS DEVELOPMENT

     Since the end of the Company's 1996 fiscal year, the Company has formed or acquired two additional subsidiaries. In April 17, 1997, the Company formed Capitol Resorts, Inc., an Arkansas corporation (the "Resort Subsidiary"), for the purpose of conducting the Company's proposed vacation ownership interest operations. See "Business of the Company," below.

     On July 30, 1997, the Company acquired Capitol Resorts of Florida, Inc. (the "Florida Resorts Subsidiary"), a newly formed Florida Corporation pursuant to an Agreement and Plan of Reorganization between MLT Management Corp.("MLT"), a corporation not affiliated with the Company. Under the agreement MLT transferred its contract right to purchase approximately 35 acres of land and improvements near Disney World in Osceola County, Florida (the "Florida Bible College Property"). The Company acquired all of the outstanding stock in the Florida Resorts Subsidiary in exchange for the issuance of 100,000 shares of Company common stock to MLT. The Florida Resorts Subsidiary then closed the purchase of the Florida Bible College Property July 30, 1997, at a purchase price of $922,000 plus costs. See ITEM 2, "DESCRIPTION OF PROPERTY--CERTAIN PROPERTY RECENTLY ACQUIRED OR TO BE ACQUIRED."

BUSINESS OF THE COMPANY

     GENERAL. The Company is in the business of developing and selling real estate, primarily in the City of Maumelle, Arkansas, a 5,000 acre planned community located on the Arkansas River, across from the western Little Rock area and fifteen miles from downtown Little Rock, Arkansas. The Company also intends to engage in vacation ownership operations consisting of the following:
(1) the acquisition, renovation, development and operation of vacation ownership resorts, hotels and other vacation properties, (2) marketing and selling vacation ownership interests ("VOIs") and vacation long-term leasehold interests ("LTLs") in such properties (collectively, "Vacation Intervals"), and (3) providing financing for the purchase of Vacation Intervals at its properties.


     The Company's real estate as of September 30, 1996, consisted of the remaining unsold portion of the Maumelle Property consisting of approximately
1,840 acres.  Approximately   69 acres of that real estate have been sold since
the end of the 1996 fiscal year end, and additional real property has been acquired in Maumelle and in Florida since that date. See ITEM 2, "DESCRIPTION OF PROPERTY" and "--CERTAIN PROPERTY RECENTLY ACQUIRED OR TO BE ACQUIRED."

     In the last three years, the Company's business has consisted primarily of selling unimproved residential and commercial lots from its Maumelle Property inventory to private individuals and other developers. Although management of the Company in the 1996 fiscal year decided to shift the Company's primary focus from selling land to the construction and sale of single-family homes and, since the end of the 1996 fiscal year, has decided to expand its focus to include vacation ownership operations, the Company has not yet commenced material development, building or other operational activities and will require substantial funding before it can do so. Moreover, the Company currently is suffering severe liquidity problems which prevent the Company from conducting any meaningful business operations and, unless cured, will prevent the Company from realizing or consummating any of its business plans, objectives, strategies, or transactions. The Company's independent auditor has expressed substantial doubt as to the Company's ability to continue as a going concern. See ITEM 7, "FINANCIAL STATEMENTS."

There can be no assurance that the Company will be able to raise sufficient capital to cure its liquidity problems and pursue the business plans, objectives, strategies, or transactions discussed herein. See ITEM 3, "LEGAL PROCEEDINGS" and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

     The Maumelle Property is managed by Maumelle Enterprises, Inc. ("Maumelle Enterprises"), a real estate management firm that was affiliated with certain officers, directors and controlling shareholders of the Company until March, 1997, and as of the date of this Report is still affiliated with certain officers of the Company. The Company expects that Maumelle Enterprises will continue in the foreseeable future to manage the Maumelle Property and any other Maumelle-area real property the Company may acquire. In other geographic areas, the Company expects to engage local unaffiliated brokers to manage its properties. See ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-- SERVICES PROVIDED BY AFFILIATED COMPANIES."

     The Company expects that, once developed, its vacation ownership resorts will be managed, at least initially, by unaffiliated third parties.

     PRINCIPAL PRODUCTS AND MARKETS.

     RESIDENTIAL AND COMMERCIAL PROPERTIES. The Company plans to conduct its single-family development and construction activities primarily in Arkansas, through the Operating Subsidiary and/or the Home Construction Subsidiary. The Company intends to construct single-family homes, apartments, and commercial buildings on the land that it presently owns in Maumelle or may acquire in Maumelle in the future. The developed properties will be sold to private home purchasers and apartment or commercial building operators, as appropriate. See
ITEM 2, "DESCRIPTION OF PROPERTY--PROGRAM OF DEVELOPMENT."

     The Company's initial focus in its home-building operations is to develop single-family homes in the $125,000 to $200,000 price range on the approximately 3,500 unimproved single-family home lots it owns in Maumelle and on improved lots it intends to acquire from third parties in Maumelle. The Company does not expect to operate, manage or lease any of the single-family homes, apartment, or commercial properties it may develop.

     The Company intends to sell vacant property from its real estate inventory only as needed to meet liquidity requirements or if Company management determines that a particular property is not appropriate for development by the Company. Since the end of the fiscal year, the Company has sold some of its real property to fund operating and debt expense. See ITEM 6 "MANAGEMENT's DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-CLIQUIDITY AND CAPITAL RESOURCES-- Certain Recent Capital Raising Transactions." The Company expects that any such land sold in the future likely will be land which has been zoned for commercial or multi-family use, since the Company wishes to retain as many single-family home lots as it can for development and sale by the Company. Company management expects that any such commercial or multi-family properties sold will be purchased by other real estate developers, who may compete with the Company in any development activity undertaken by the Company in Maumelle.

     Based on current sales trends as evidenced by building permits issued, recent improvement bond refinancing and renewed efforts of the Maumelle City staff to attract industrial development, Management of the Company believes that there is substantial unmet demand in the Maumelle area for single-family homes in the $125,000 to $200,000 price range. There can be no assurance, however, as to the existence of such demand or how long such demand will continue or that the Company will be able to sell all of the homes it may build in Maumelle.

     VACATION INTERVALS. The Company also intends to sell Vacation Intervals in vacation ownership properties owned or to be acquired by the Company. The Company intends, at least initially, to contract with unaffiliated third parties to operate the vacation ownership properties it acquires or develops. The Company plans to conduct its vacation ownership operations primarily through individual subsidiaries to be owned by the Resort Subsidiary. See ITEM 2, "DESCRIPTION OF PROPERTY--PROGRAM OF DEVELOPMENT," and "DESCRIPTION OF PROPERTY- -POLICIES WITH RESPECT TO CERTAIN ACTIVITIES."

     VOIS AND LTLS. The purchase of a Vacation Interval typically entitles the buyer to use a fully-furnished vacation residence, generally for a one-week period each year, in perpetuity. Typically, the purchaser of a VOI acquires an ownership interest in the vacation residence, which is often held as tenant in common with other buyers of interests in the property. The purchaser of an LTL typically acquires a long-term leasehold interest in the property, rather than an ownership interest.

     The owners of Vacation Intervals typically manage the property through a non-profit homeowners' association, which is governed by a Board consisting of representatives of the developer and owners of Vacation Intervals at the resort. The Board hires an agent, delegating many of the rights and responsibilities of the homeowners' association to a management company, as described above, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repair and maintenance.

     Each Vacation Interval owner typically is required to pay the homeowners' association a share of all costs of maintaining the property. These charges can consist of an annual maintenance fee plus applicable real estate taxes (generally $300 to $700 per interval) and special assessments, assessed on an as-needed basis. If the owner does not pay such charges, the owner's use rights may be suspended and the homeowners' association may foreclose on the owner's Vacation Interval.

     THE VACATION OWNERSHIP INDUSTRY AND MARKET. The vacation ownership industry has existed in the United States since the late 1960s and has during the past few years become one of the fastest growing real estate and vacation industries in the country, as reported by the Wall Street Journal in October 1996. According to the American Resort Development Association (the "ARDA"), a trade association for the vacation ownership industry, it is estimated that approximately 1.7 million United States families own VOI units worldwide and that sales volume for 1996 in the United States was in excess of $2.0 billion and in excess of $5.0 billion worldwide. The average VOI unit in the United States sells for $10,000 for a one week ownership interval, according to industry sources.

     For many vacationers, particularly those with families, a lengthy stay at a quality commercial lodging establishment can be very expensive, and the space provided to the guest relative to the cost (without renting multiple rooms) is not economical for vacationers. Also, room rates and availability at such establishments are subject to change periodically. In addition to providing improved lifestyle benefits to owners, vacation ownership presents an economical alternative to commercial lodging for vacationers.

     The Company believes that, based on published industry data, the following factors have contributed to the increased acceptance of the vacation ownership concept among the general public and the substantial growth of the vacation ownership industry over the past 15 years:

  . Increased consumer confidence resulting from consumer protection regulation of the vacation ownership industry and the entrance of brand name national lodging companies to the industry;

  . Increased flexibility of vacation ownership due to the growth of international exchange organizations;

  . Improvement in the quality of both the facilities themselves and the management of available vacation ownership resorts;

  . Increased consumer awareness of the value and benefits of vacation ownership including the cost savings relative to other lodging alternatives; and

 .  Improved availability of financing for purchasers of Vacation Intervals.

     The vacation ownership industry traditionally has been highly fragmented and dominated by a large number of local and regional resort developers and operators, each with small resort portfolios generally of differing quality.
The Company believes that one of the most significant factors contributing to the current success of the vacation ownership industry is the entry into the market of some of the world's major lodging, hospitality and entertainment companies. Such major companies which now operate or are developing Vacation Interval resorts include Marriott Ownership Resorts, The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, and Inter-Continental Hotels and Resorts, as well as Promus Hotel Corporation and Westin Hotels & Resorts.

     The Company believes that national lodging and hospitality companies are attracted to the vacation ownership concept because of the industry's rapid historic growth rate and high profit margins. In addition, such companies recognize that Vacation Intervals provide an attractive alternative to the traditional hotel-based vacation and allow the hotel companies to leverage their brands into additional resort markets where demand exists for accommodations beyond traditional hotels.

     According to information compiled by the ARDA for the year ended December 31, 1994 (the most recent year for which statistics are available), the prime market for Vacation Intervals is customers in the 40-55 year age range who are reaching the peak of their earning power and are rapidly gaining more leisure time. The median age of a Vacation Interval buyer at the time of purchase is 46. The median annual household income of current Vacation Interval owners in the United States is approximately $63,000, with approximately 35% of all Vacation Interval owners having annual household income greater than $75,000 and approximately 17% of such owners having annual household income greater than $100,000. Despite the growth in the vacation ownership industry as of December 31, 1994, Vacation Interval ownership has achieved only an approximate 3.0% market penetration among United States households with income above $35,000 per year and 3.9% market penetration among United States households with income above $50,000 per year.

     According to the ARDA study, the three primary reasons cited by consumers for purchasing a Vacation Interval are (i) the ability to exchange the Vacation Interval for accommodations at other resorts through exchange networks (cited by 82% of Vacation Interval purchasers), (ii) the money savings over traditional resort vacations (cited by 61% of purchasers) and (iii) the quality and appeal of the resort at which they purchased a Vacation Interval (cited by 54% of purchasers). Accorl buyers have a high rate of repeat purchasetion Interval owners own more than one interval representing approximately 65% of the industry inventory and approximately 51% of all owners who bought their first Vacation Interval before 1985 have since purchased a second Vacation Interval. In addition, customer satisfaction increases with length of ownership, age, income, multiple location ownership and accessibility to Vacation Interval exchange networks.

     The Company intends to take advantage of these demographic and other trends if it is able to cure its current liquidity problems and obtain the necessary funds to commence development. See "- - GROWTH STRATEGIES," below. The Company expects the vacation ownership industry to continue to grow as the baby-boom generation continues to enter the 40-55 year age bracket, the age group which purchased the most Vacation Intervals in 1994.

     MARKETING AND ADVERTISING.

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

     The Company intends to employ a variety of marketing programs to generate prospects for Vacation Interval sales efforts, which would include targeted mailings, overnight mini-vacation packages at the vacation ownership resorts or hotels the Company intends to develop, gift certificates, seminars and various destination-specific local marketing efforts. Additionally, the Company intends to offer incentive premiums to guests to encourage resort tours, in the form of entertainment tickets, hotel stays, gift certificates or free meals. The Company also intends to employ the traditional direct mail channels of marketing, as well as telemarketing organizations and major travel agents to promote the sale of Vacation Intervals. The Company expects to use an on-site sales force at the vacation ownership resorts it intends to develop to market its Vacation Interval product.

     The Company intends to commence its Vacation Interval marketing activities by selling discount vacation packages, which would include stays at the hotel that the Company intends to develop on the Florida Bible College Property near Disney World in Osceola, Florida. See ITEM 2, "DESCRIPTION OF PROPERTY--CERTAIN PROPERTY RECENTLY ACQUIRED OR TO BE ACQUIRED" and "--PROGRAM OF DEVELOPMENT." The Company intends to employ sales representatives at the hotel to sell Vacation Intervals to the hotel guests.

     GROWTH STRATEGIES.

     The Company's primary business objective is to increase long-term total returns to shareholders through appreciation in value of the Common Stock. The Company intends to achieve this objective by implementing the long-term growth strategies summarized below. The Company will not be able to implement any of these strategies if it cannot cure its current liquidity problems and raise substantial additional capital, of which there can be no assurance. See ITEM 6, "MANAGEMENT's DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

     DEVELOPMENT OF MAUMELLE PROPERTY AND VACATION OWNERSHIP OPERATIONS.  The
     ------------------------------------------------------------------
Company intends, initially, to focus on the building and sale of single-family homes in Maumelle, Arkansas, the construction and acquisition of vacation ownership properties, and the sale and marketing of Vacation Interval interests in such properties. The Company believes that such activities are the Company's most significant growth opportunities.

     Development of Maumelle Property.  The Company's growth strategy with
     --------------------------------
respect to the Maumelle Property is to focus on the building and sale of single-family homes on improved lots it intends to acquire in Maumelle and on the approximately 3,500 unimproved single-family home lots that are now part of the Maumelle Property.

     Of the approximately 5,000 single-family vacant sites in the City of Maumelle, approximately 1,500 sites are not owned by the Company. The Company plans to acquire some of these single-family sites, including some that are owned by affiliates of the Company, if it can raise sufficient funds to do so. Given the Company's ownership of a majority of available home sites in Maumelle, and the fact that under Maumelle's current Master Land Use Plan little or no new property can be added to the City of Maumelle without public hearings regarding any proposed annexation of land by the City and the subsequent approval by the City's Board of Directors, the Company believes it can achieve a dominant position in the market for single-family home sites in

Maumelle. Management expects that this dominance will enable the Company to implement an orderly build-out program designed to maximize the selling prices of the homes it sells. See ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--POSSIBLE ACQUISITIONS OF LAND FROM AFFILIATES."

     Vacation Ownership Operations.  The Company's growth strategy with respect
     -----------------------------
to its proposed vacation ownership business is to capitalize on the increasing popularity of Vacation Intervals by identifying and pursuing attractive acquisition, conversion, development and marketing opportunities in the industry.

     The Company intends to acquire and/or develop vacation ownership properties in destinations where it discerns a strong demand. In evaluating whether to acquire, convert or develop a vacation ownership property in a particular location, the Company expects to analyze relevant demographic, economic and financial data. Specifically, the Company intends to consider the following factors, among others, in determining the viability of a potential new vacation ownership resort or other property in a particular location: (i) supply/demand ratio for the purchase of Vacation Intervals in the relevant market and for Vacation Interval exchanges into the relevant market by other Vacation Interval owners, (ii) the market's growth as a vacation destination, (iii) the ease of converting a hotel or condominium property into a vacation ownership resort from a regulatory and construction point of view, (iv) the availability of additional land at or nearby the property for potential future development and expansion,
(v) competitive accommodation alternatives in the market, (vi) uniqueness of location, and (vii) barriers to entry that would tend to limit competition.

     If the Company can cure its current liquidity problems and raise sufficient development capital, the Company intends to focus its initial vacation ownership activities in Florida and Missouri by (1) renovating certain hotel buildings on the Florida Bible College Property near Disney World in Osceola, Florida, and marketing Vacation Intervals to guests at the hotel, and (2) constructing vacation ownership units on the Bible College Property and on certain undeveloped land the Company has agreed to acquire in Branson Missouri. See ITEM 2, "DESCRIPTION OF PROPERTY--CERTAIN PROPERTY RECENTLY ACQUIRED OR TO BE ACQUIRED" and "--PROGRAM OF DEVELOPMENT." The American Resort Development
Association (the "ARDA") estimates that Florida has a higher concentration of Vacation Intervals than any other state in the United States. See "-- COMPETITION," below.

     The Company believes that an important part of its growth strategy will be to obtain approval to obtain approval to have any vacation ownership properties it develops participate in broad-based Vacation Interval exchange networks. In a 1995 study sponsored by the Alliance for Timeshare Excellence and the ARDA, the exchange opportunity was cited by purchasers of Vacation Intervals as one of the most significant factors in determining whether to purchase a Vacation Interval. Participation in an exchange network would allow the Company's vacation ownership customers to exchange in a particular year their occupancy right in the unit in which they own a Vacation Interval for an occupancy right at the same time or a different time in another participating resort, based upon availability and the payment of a variable exchange fee. A member may exchange his Vacation Interval for an occupancy right in another participating resort by listing his Vacation Interval as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired and the period during which occupancy is desired.

     Once the Company's first vacation ownership property has been developed, the Company intends to apply to have its property included in a broad-based Vacation Interval exchange network. There can be no assurance, however that any future vacation ownership properties developed by the Company will be accepted on Vacation Interval exchange. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--RESULTS OF OPERATION--Factors That May Affect Future Results and Market Price of Stock."

     Another important component of the Company's growth strategy in the vacation ownership industry will be the financing of Vacation Interval purchases. The Company intends to offer financing to purchasers of Vacation Intervals. The Company anticipates that this financing would be secured by a first mortgage on the underlying Vacation Interval. The Company intends to raise capital for its operation and/or debt servicing requirements by securitizing and selling the promissory notes generated by this activity or using the notes as collated for future commercial loans.

     GEOGRAPHIC MARKETS DIVERSIFICATION.  The Company believes that geographic
     ----------------------------------
diversity in its real property and vacation ownership development activities will be a key factor in achieving long-term stability and growth. The Company intends to work toward this diversity by considering real estate development and vacation ownership opportunities throughout the United States and by forming joint ventures with local developers.

     The Company had taken initial steps to develop property in California through its joint venture with the Monterra Group, Inc.(the "Monterra Group"), a California real estate developer. The joint venture was formed in August 1996, and purchased six single-family improved lots in Calexico, California. The Company and the Monterra Group intended to construct and sell homes on the lots, but sold the unimproved lots in October 1996.

     PRODUCT DIVERSIFICATION.  Although, initially, the Company's primary focus
     -----------------------
will be on the construction of single-family homes and vacation ownership properties, the Company intends to diversify its portfolio and income sources by developing for sale the commercial and multi-family properties it currently owns or may acquire in the future.

     STRATEGIC ACQUISITIONS.  The Company intends to make strategic acquisitions
     ----------------------
of businesses in geographic areas outside of Arkansas, particularly in the home construction and vacation ownership industries.

     COMPETITION.

     The real estate development and vacation ownership industries are highly competitive. In Arkansas--the geographic area in which the Company initially intends to commence its single-family home and commercial development--there are numerous large national and regional firms with significantly greater experience and financial resources than the Company currently possesses. Such firms will likely compete with the Company in the acquisition of land for development, the hiring of sub-contractors, experienced management personnel, construction workers and other employees, and the sale of product. The

Company also will compete for residential sales with the resale market for existing homes, multi-family home sales, including townhouses and condominiums, and with available rental properties.

     In the vacation ownership industry, the Company will be subject to significant competition from other vacation ownership resort owners and operators, many with extensive experience in the lodging, hospitality and entertainment areas. Many of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell Vacation Intervals in resort properties, including, among others, Marriott Ownership Resorts, The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, and Inter-Continental Hotels and Resorts. These entities possess significantly greater development experience, financial, marketing, personnel and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result.

     The Company currently has no material presence or reputation in Arkansas, Florida, Missouri or any other area in the real estate development or vacation ownership industries and due to its current illiquidity does not have sufficient capital to commence significant development activities. As a result, the Company may experience difficulties in competing with established developers. Although the Company intends to improve its ability to compete by entering into joint venture or similar development agreements with established real estate and vacation ownership developers and raising additional capital, there can be no assurance of the success of any such agreements or attempts to raise capital.

     RAW MATERIALS.

     The main raw materials used in the construction of homes and vacation ownership units are concrete and lumber. In addition, the Company will use a variety of other construction material, including glass and sheetrock. For commercial construction the primary materials are steel, concrete and glass. The Company intends to use materials that are commercially available on competitive terms from a variety of sources, but there can be no assurance that such materials will be available on terms that are acceptable to the Company. Since the Company has not commenced significant construction activities, it does not yet have any principal suppliers.

     GOVERNMENTAL REGULATIONS AND STATE GOVERNMENT APPROVAL OF VACATION INTERVAL SALES.

     The building industry is subject to extensive and complex regulations. The Company, its subcontractors and any joint venture partners must comply with various federal, state and local laws, ordinances, rules and regulations regarding zoning, architectur and waste disposal, the preservation of the natural terrain, and other related matters, which requires resources and expertise which, for the most part, the Company currently lacks. The Company intends to obtain such resources and expertise by raising additional capital, hiring appropriate sub-contractors, and entering into consulting agreements and/or joint venture agreements with experienced real estate developers and other appropriate parties.

     The vacation ownership operations of the Company will be subject to extensive regulation by the federal government and the zoning and other laws in the state, county and city jurisdictions where the Company's vacation ownership properties will be located and where Vacation Intervals will be marketed and sold. At the federal level, the Company may be subject to, among others, the following legislation: the Federal Trade Commission Act, which prohibits unfair or deceptive acts, the Truth-in-Lending Act, Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Real Estate Standards Practices Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Fair Housing Act and the Civil Rights Acts of 1964 and 1968. In addition, most states including Florida have adopted laws and regulations regarding the sale of Vacation Intervals, including laws that will require the Company to file with a state authority for its approval a detailed offering statement describing the Company, all material aspects of the project and the sale of the Vacation Intervals.
Most states grant the right to purchasers to cancel a contract of purchase at any time within a period of time, usually ranging from three to fifteen days. Other applicable state laws include licensing requirements for sellers of real estate and travel sellers, and anti-fraud and telemarketing laws, price, gift, and sweepstake laws, and labor laws.

     The Company's Maumelle Property is subject to the City of Maumelle's Master Land Use Plan. Under this Plan, approximately 1,307 acres of the approximately 1,392 acres of the Maumelle Property that was developable land as of September 30, 1996, was already zoned for single-family homes. The current zoning allows the Company to apply for building permits for the approximately 3,500 single-family home sites located on this acreage. Although much of the Company's property is currently zoned for single-family homes, none of the developable land acreage is subdivided and the Company will be required to incur a significant additional cost to subdivide the property into individual lots. The Company believes it can satisfy all anticipated governmental requirements involved in the subdivision process, if it obtains adequate additional funding and expertise.

     The Company must seek building permits from the City of Maumelle Building Inspector for each home it builds in Maumelle. The Company must apply for building permits for each commercial property it develops in Maumelle from the Maumelle City Planning Commission and the City's Board of Directors. Although the Company believes it can satisfy all necessary requirements to obtain building permits, at the present time, the Company is not seeking building permits and does not intend to do so until it raises additional capital.

     The Company may be required to mitigate any environmental impact on its 446 acres of wetlands in Maumelle that may be caused by the Company's proposed development activities in Maumelle. Although the Company is not currently aware of any such mitigation requirements, the Company will be required to obtain approval from the Army Corp of Engineers of any required mitigation efforts.
The Company may incur additional costs and delays in seeking such approvals and performing such mitigation. See "--ENVIRONMENTAL LAWS," below.

     Delays in obtaining governmental permits and approvals may increase development costs to the Company. Zoning requirements and restrictions could become more restrictive in the future, resulting in additional time and money being spent to obtain approvals for development of the Company's properties.

     The Company also may be subject to periodic delays or may be precluded from developing projects due to building moratoriums or slow-growth or no-growth initiatives that could be implemented in the future in the areas which it does business. In addition, governmental authorities could change the zoning of all or some of the Company's properties, or change vacation ownership regulations, which could result in a decrease in property values.

     Under various state and federal laws governing housing and places of public accommodation the Company is required to meet certain requirements related to access and use by disabled persons. The Company is likely to incur substantial costs complying with such laws which may have a material adverse effect on the Company. Additional legislation may impose further burdens or restrictions on owners with respect to access by disabled persons. The ultimate amount of the cost of compliance with such legislation is not currently ascertainable. Limitations or restriction arising from such laws may make it difficult for the Company to develop its vacation ownership resort properties and may limit application of the Company's growth strategy in certain instances or reduce profit margins on the Company's operations.

     The Company believes that, with adequate funding, it can comply with all applicable laws regarding its real estate development and vacation ownership operations. There can be no assurance, however, that the Company will be able to comply with all such laws. The Company expects that the costs of complying with governmental regulations will be very significant once it commences development activities. There can be no assurance that the Company will be able to obtain state approval to sell Vacation Intervals in all jurisdictions in which the Company desires to sell such interests, or that the cost of complying will not be so prohibitive as to make it unprofitable to commence vacation ownership operations. Any failure to comply with applicable laws or regulations could have a material adverse effect on the Company.

     ENVIRONMENTAL LAWS.

     The Company is subject to various federal, state and local laws, ordinances and regulations regarding environmental matters. Under these laws, a current or previous owner or operator of real property may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and the costs of investigation, removal and decontamination incurred by such parties in connection with contamination. The penalty is imposed whether or not the owner or operator was aware of, or responsible for the hazardous or toxic substances, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation or responsibility.

     The costs of investigation, removal or decontamination of such substances could be substantial. If such substances are found on real property or there is a failure to properly remove or decontaminate the area, the property could be difficult to sell, rent, develop or use to secure debt financing. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of a release of hazardous or toxic substances at such disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting form environmental contamination emanating from a site. In connection with its ownership and operation of real property, the Company potentially may be liable for the foregoing costs.

     Certain Federal, state and local laws, regulations and ordn or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for release of ACMs and may provide for third parties to seek recovery from owners and operation of real properties for personal injury associated with ACMs. In connection with its ownership and operation of its properties, the Company may be potentially liable for such costs.

     In addition, recent studies have linked radon, a naturally- occurring substance, to increased risks of lung cancer. While there are currently no state or federal requirements regarding the monitoring for, presence of, or exposure to, radon in indoor air, the EPA and the Surgeon General recommend testing residences for the presence of radon in indoor air, and the EPA further recommends that concentrations of radon in indoor air be limited to less than 4 picocuries per liter of air (Pci/L) (the "Recommended Action Level"). The presence of radon in concentrations equal to or greater than the Recommended Action Level in one or more of the Company's properties may adversely affect the Company's ability to develop its residential and commercial properties or sell Vacation Intervals at such properties, as well as the market value of such property.

     Recently-enacted federal legislation will eventually require the Company to disclose to potential purchasers of Vacation Intervals at any Company resorts that were constructed prior to 1978 any known lead-paint hazards and will impose treble damages for failure to so notify. The buildings the Company intends to renovate and convert to a hotel on the Florida Bible College Property were constructed before 1978 and, therefore, are subject to this legislation.

     Electric transmission lines are located in the vicinity of the Company's properties. Electric transmission lines are one of many sources of electro-magnetic fields ("EMFs") to which people may be exposed. Research into potential health impacts associated with exposure to EMFs has produced inconclusive results. Notwithstanding the lack of conclusive scientific evidence, some states now regulate the strength of electric and magnetic fields emanating from electric transmission lines, while others have required transmission facilities to measure for levels of EMFs. In addition, the Company understands that lawsuits have, on occasion, been filed (primarily against electric utilities) alleging personal injuries resulting from exposure as well as fear of adverse health effect. In addition, fear of adverse effects from transmission lines has been a factor considered in determining property values in obtaining financing and in condemnation proceedings in eminent domain brought by power companies seeking to construct transmission lines. Therefore, there is a potential for the value of a property to be adversely affected as a result of its proximity to a transmission line and for the Company to be exposed to damage claims by person exposed to EMFs.

     The Company had a Phase I investigation conducted on approximately 63% of the Maumelle Property in July and August 1995 which found no evidence of soil or ground water contamination on the studied property and recommended that a Phase II study was not warranted. This Phase I assessment was carried out in accordanconsisted of non-invasive investigations of environmental conditions at the properties, including a preliminary investigation of the sites and identification of publicly known conditions concerning properties in the vicinity of the sites, physical site inspections, review of aerial photographs and relevant governmental records where readily available, interviews of knowledgeable parties, investigation for the presence of above ground and underground storage tanks presently or formerly at the sites, a visual inspection of potential lead-based paint and suspect friable ACMs where appropriate, a radon survey, and the preparation and issuance of a written report. In 1986, an Environmental Protection Agency ("EPA") representative stated in a letter to a previous owner of the Maumelle Property, that although part of the Maumelle Property had been used by the United States government during World War II as a munitions ordnance facility until 1950, the entire site had been decontaminated by the U.S. government prior to its sale in 1961. In the letter, the EPA characterized the property as not having any further environmental concerns. No environmental studies were conducted by the Company on the Florida Bible College Property.


     The Company is not aware of any environmental liability with respect to any of its real property that the Company believes would have a material adverse effect on the Company's business, assets, or results of operations. Nevertheless, there can be no assurance, that the Company's real property does not contain hazardous or toxic substances, particularly on the property which has not been subjected to a Phase I investigation, or that the Company will not incur costs associated with the decontamination of any such substances or liability arising from any such contamination. No assurance can be given that the environmental studies conducted on the property reveal all environmental liabilities or that no prior owner created any material environmental condition not known to the Company.

     The Company believes that compliance with applicable environmental laws and regulations will have a material adverse effect on the Company, its financial condition and its results of operations unless the Company can raise substantial additional capital to fund its operations. The Company believes that its properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances. The Company has not been notified by any governmental authority or any third party, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its present properties.

     NUMBER OF EMPLOYEES.  The Company has one employee, its President, Michael
G. Todd, who is a full-time employee.

ITEM 2.  DESCRIPTION OF PROPERTY.

GENERAL

     The Company's principal asset is the Maumelle Property, located in Maumelle, Arkansas, title to which is held by the Operating Subsidiary. At the Company's fiscal year-end, the Maumelle Property consisted of approximately 1,304 acres of single-family sites (which included approximately 3,500 home sites), approximately 51 acres of commercial property, approximately 30 acres of multi-family sites, and approximately 450 acres of miscellaneous undevelopable property. The Maumelle Property is currently zoned under the City of Maumelle Master Land Use Plan for various development uses, including single-family residences, multi-family units, and commercial development. As of September 30, 1996, the Company's single-family home sites in the City of Maumelle represented approximately 70% of all available vacant land in Maumelle zoned for single-family homes.

     As of the date of this Report, the Company's Maumelle Property consists of approximately 1,237 acres of single-family zoned property (approximately 3,500 sites), approximately 54 acres of commercial property, approximately 30 acres of multi-family sites, and approximately 446 acres of miscellaneous undevelopable property. The Company's single-family home sites in the City of Maumelle represented, as of the date of this Report, approximately 70% of the currently available vacant land in Maumelle zoned for single-family homes.

     The Maumelle Property can be divided into four categories: (1) the Large Residential Tract, (2) the Pine Ridge Lots, (3) the Commercial Lots, and (4) the Miscellaneous Tracts and Properties. Each category of Maumelle Property will be discussed separately below after the following overview of the City of Maumelle. Since the end of the fiscal year, the Company acquired additional real property, including approximately 35 acres of land and improvements in Osceola, Florida, discussed below. See "--CERTAIN PROPERTY RECENTLY ACQUIRED OR TO BE ACQUIRED," below, and ITEM 1, "DESCRIPTION OF BUSINESS--RECENT BUSINESS DEVELOPMENT." In addition, the Company recently entered into agreements to acquire an aggregate of 21 acres of undeveloped land in Branson, Missouri, also discussed below. See "--CERTAIN PROPERTY RECENTLY ACQUIRED OR TO BE ACQUIRED," below, and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-- LIQUIDITY AND CAPITAL RESOURCES--Certain Recent Events Relating to the Company's Indebtedness and Liquidity Requirements."

     The Operating Subsidiary also owns the Resure Debenture, which is described below. See "RESURE DEBENTURE," below.

     Except as otherwise noted, the Company believes that its real property assets are in good condition and are suitable and adequate for the uses indicated. Since there are no insurable improvements on the Company's properties other than the Osceola, Florida property discussed below, the Company does not maintain any insurance coverage on most of its real property assets. The Florida Bible College Property is covered by an insurance policy covering bodily injury and property damage combined, in the amount of $1,000,000 per occurrence and in the aggregate, and a $2,000,000 policy covering the buildings on the property.

MAUMELLE PROPERTY

     THE CITY OF MAUMELLE. The City of Maumelle is a 5,000 acre planned community located off Interstate 40 on the Arkansas River. Fifteen miles from downtown Little Rock, the capital of Arkansas, Maumelle is patterned after other "new town" communities such as Reston, Virginia, Irvine Ranch in Orange County, California and Columbia, Maryland.

     Under the Master Plan, Maumelle cannot add new property to the city for residential development without public hearings regarding any proposed annexation of land by the City and the subsequent approval by the City Board of Directors. From Maumelle's inception in 1966 to 1996, approximately $120 million has been spent on infrastructure, including sewer and water capacity for a city of up to 25,000 residents and a system of designated common areas, including pathways, parks, lakes, a golf course and other recreational areas. The City of Maumelle was incorporated as a city in 1985. It is governed by a mayor and city council and has police, fire, and emergency services.

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

     As of June 30, 1996, the average new home price in Maumelle was $152,551 and in Little Rock was $162,339, according to a Metroplan report. The number of building permits issued by Maumelle has increased 112% between 1990 and 1995, according to Metroplan. During the same period, Little Rock experienced a growth rate in building permit issuances of 58%.

     LARGE RESIDENTIAL TRACT. As of the end of the 1996 fiscal year, the Large Residential Tract was comprised of approximately 1,107 acres of undeveloped residential land. Subsequent to the fiscal year end, the Company sold 67 acres of this land. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS--LIQUIDITY AND CAPITAL-- Certain Recent Capital Raising Transactions." Under current zoning, the Company believes this land can be subdivided into approximately 3,000 single-family lots. The Large Residential Tract currently is zoned for residential development.

     The following summary of certain terms of the Resure Loans I and II is qualified in its entirety by the fact that such Loans are in default as of the date of this Report. As a result, under the terms of the Resure Loans I and II, the entire balance of principal and interest of these Loans is now immediately due and payable, and the Company currently does not have sufficient funds to pay the amount due. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES--Certain Recent Events Relating to the Company's Indebtedness and Liquidity Requirements."

     The Operating Subsidiary has fee title to the Large Residential Tract, all of which is subject to a first-priority mortgage securing the $3,500,000 Resure Loan I. Commencing January 1, 1997, principal and interest on the Resure Note I is payable in quarterly installments of $101,591.16 each until the note matures on July 1, 2000. Prior to that date, interest-only payments were required on a quarterly basis. The balance due at maturity, assuming payment of all scheduled principal and interest payments and no pre-payments, will be $3,248,756. The Resure Note I bears interest at a rate of 10% per annum. Since the Company has not made the initial payment of principal due on January 1, 1997 and has not made the principal payments required on April 1 and July 1, 1997, the current principal amount of the Resure Note I is $3,500,000 as of the date of this Report. The Resure Note I may be prepaid at anytime by the Company without incurring premiums or penalties.

     As of September 30, 1996, approximately 407 acres of the Large Residential Tract were subject to a lien securing the $3,500,000 Resure Loan II, which matures July 1, 2000. Payments of interest only at a rate of 7% per annum are required semi-annually on each June 30 and December 31, which coincide with substantially concurrent and equal payments payable to the Company by Resure pursuant to the Resure Debenture. See ITEM 2, "DESCRIPTION OF PROPERTY--RESURE DEBENTURE." The balance due upon maturity of the Resure Note II, assuming payment of all scheduled interest payments and no pre-payments, will be $3,500,000. On maturity of the Resure Note II, there will be a concurrent $3,500,000 payment due to the Company from Resure under the Resure Debenture. The Company may pre-pay the Resure Loan II without incurring premiums or penalties.

     PINE RIDGE LOTS. The Pine Ridge Lots are comprised of approximately 197 acres, including 487 single-family lots which have a preliminary plat filed with the City of Maumelle. The property is zoned for residential development. The Operating Subsidiary has fee title to the Pine Ridge Lots. There are no mortgages or liens for indebtedness or any other material encumbrances on the property. There are, however, certain legal proceedings that may result in a lien on the property. See ITEM 3, "LEGAL PROCEEDINGS." The Company, through its Home Construction Subsidiary or joint ventures anticipate constructing single-family homes on the Pine Ridge Lots in the third quarter of 1997, assuming it can raise sufficient capital.

     COMMERCIAL LOTS. The Commercial Lots are approximately 54 acres of lots which have been zoned for commercial and multi-family use. The Company proposes to develop these Commercial Lots for sale, either through joint ventures or through its Home Construction Subsidiary. The Company, however, may sell certain portions of the Commercial Lots prior to development as required to meet liquidity requirements or if the Company's Management determines that a particular property is not appropriate for development by the Company. The Operating Subsidiary has fee title to these lots, subject to the liens discussed below.

     Approximately 36 acres of the property are subject to a mortgage for the benefit of Century, as security for the $1,400,000 Century Note I. The Century
Note I, bearing an interest rate of 9% per annum, matured January 9, 1996, and the entire outstanding principal balance of the Note was payable on that date. Century filed a foreclosure action against the Operating Subsidiary and the property on August 12, 1996, which is still pending. As of the date of this Report, the Century Note I remains in default. Although the Company has entered into a tentative settlement agreement regarding the Century foreclosure action, the agreement requires the Company to make a $2,000,000 settlement payment to Century by September 1, 1997 (or October 1, 1997, if a $25,000 extension fee is paid), and the Company currently does not have the necessary funds to make the payment. See ITEM 3, "LEGAL PROCEEDINGS," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES."

     Approximately 28 acres of the Commercial Lots are subject to a lien in favor of the Bank of Little Rock, as security for a $400,000 line of credit and a $450,000 line of credit provided by that Bank, of which an aggregate of $847,000 is outstanding as of the date of this Report. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES--Certain Recent Events Relating to the Company's Indebtedness and Liquidity Requirements. Each line of credit bears interest of a fixed rate of 10% per annum. The $400,000 line of credit requires monthly interest payments commencing May 10, 1997, until April 10, 1998, when a balloon payment consisting of the entire principal balance and accrued interest under the line is due and payable. This line is secured by approximately 11 acres of the Commercial Property. The $450,000 line of credit requires no monthly payments of interest or principal, but is payable on demand or November 5, 1997, whichever is sooner. This line of credit is secured by approximately 19 acres of the Commercial Property.

     As of September 30, 1996, certain of the Commercial Lots had delinquent ad valorem taxes for which a lien had been filed against the property. Subsequent to the Company's fiscal year-end all ad valorem taxes were brought current.

     Thirty-six acres of the Commercial Lots are encumbered by a lien securing payment of special improvement taxes assessed against the property to service a $380,000 bond issuance by the City of Maumelle, Arkansas Multi-Purpose Improvement District No. 2. The annual tax on the property is $92,430, payable each October 10. In addition to the special improvement taxes, any ad valorem taxes which may placed on the property in the future are secured by a senior statutory lien on the properties. The Company does not hold any funds nor is there any escrow or reserve account with respect to the special improvement taxes.

     MISCELLANEOUS TRACTS AND PROPERTIES. The Miscellaneous Tracts and Properties are approximately 476 acres of land, including approximately 30 acres of multi-family zoned land, and approximately 446 acres of wetlands. The Operating Subsidiary has fee title to the Miscellaneous Tracts and Properties, which are held free of any encumbrances or liens. The Company has no current development plans for such property. The wetlands property is located in the Arkansas River and, therefore, is unsuitable for development.


CERTAIN PROPERTY RECENTLY ACQUIRED OR TO BE ACQUIRED


     FLORIDA BIBLE COLLEGE PROPERTY. As discussed above, the Company recently acquired the Florida Bible College Property in Osceola, Florida. Fee title to such property is held by the Florida Resorts Subsidiary. There are no liens on the property, other than those for taxes not yet due. See ITEM 1, "DESCRIPTION OF BUSINESS--RECENT BUSINESS DEVELOPMENT."

     The Florida Bible College Property consists of buildings and other improvements on approximately 35 acres of land near Disney World. The improvements include two vacant two-story hotel buildings, totaling approximately 49,450 square feet. The buildings contain 95 rooms, as well as a lobby area, offices, a cafeteria, a kitchen, and meeting space. The improvements also include a swimming pool, landscaping, irrigation, an asphalt paved parking area and concrete walks and curbs. The improvements are in fair condition, but need numerous repairs and cosmetic enhancements. The Company intends to develop and renovate this portion of the property and, until such renovations are made, the property will not be adequate or suitable for the

Company's intended use of the property.  See "--PROGRAM OF DEVELOPMENT," below.

     Another portion of the property includes an office/education building, an auditorium, an administrative building, and five single-family residences. These improvements are in fair to good condition. The Company intends to sell this portion of the property to a developer for commercial development.

     THE BRANSON, MISSOURI PROPERTY. Subsequent to the end of the Company's fiscal year, the Company agreed to purchase approximately 21 acres of undeveloped land in Branson, Missouri, for approximately $4,200,000. Although the purchase agreements relating to this property require the sale to close by September 12, 1997, the Company does not have the funds necessary to close the transaction. See AProspective Sources of Liquidity," below. If the property can be acquired and sufficient capital raised, the Company intends to develop vacation ownership units on the property.

PROGRAM OF DEVELOPMENT.

     The Company will not be able to implement any of the following plans for developing its properties if it cannot cure its severe liquidity problems and raise substantial additional capital, of which there can be no assurance. See
ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

     DEVELOPMENT OF PROPERTY IN MAUMELLE. The Company intends to commence its initial home development activities by the first quarter of 1998 by acquiring approximately 30 improved single-family lots from third-party property owners and building its first homes on such property. The Company intends to build approximately 250 homes on acquired single-family lots within the next 2 years, to be sold for sales prices in the range of $125,000 to $160,000.

     The Company expects that some of the improved single-family lots referred to above will be acquired from DeHaven Todd Limited Partnership ("DTLP"). The Company expects to purchase any lots it acquires from DTLP at fair market value, to be determined at the time of purchase. Such fair market value will be established by an unaffiliated certified appraiser. See ITEM 12, "CERTAIN

RELATIONSHIPS AND RELATED TRANSACTIONS."   The Company estimates that the
aggregate cost for acquiring the approximately 100 single-family lots it wishes to purchase from DTLP will be approximately $19,000 per lot and that the aggregate cost of development of the homes it wishes to build on the sites will be approximately $60 to $65 per square foot.

     The Company intends to commence development activity on portions of the property it now owns in Maumelle as soon as it can obtain the necessary funds to do so. Management anticipates that the Company will begin developing its existing inventory in Maumelle with the Pine Ridge Lots. The Company intends to start home site improvements on at least one Pine Ridge subdivision in the third quarter of 1998, assuming it is able to obtain necessary capital for such development. The Company plans to commence single-family home construction on the first Pine Ridge subdivision lots in the 1999 calendar year.

     The Pine Ridge Lots are fully entitled with a preliminary subdivision plat recorded with the City of Maumelle. The Pine Ridge Lots are comprised of 487 lots in four subdivisions, averaging approximately 120 lots each. The improvement district in which the Pine Ridge Lots are located is already partially improved, with a roughly graded roadway.

     Because the Pine Ridge Lots were partially improved prior to the Company's acquisition, the Company expects its cost to develop an improved lot will be less in Pine Ridge than the other Maumelle Property. Management estimates that construction costs for single-family homes built on the acquired lots and on the Pine Ridge Lots will average approximately $50 to $53 per square foot. The Company estimates that the aggregate cost of building and selling 487 homes on the Pine Ridge Lots, inclusive of general and administrative expenses, sales and marketing expenses, will be in the range of $75 to $85 per square foot.

     The Company intends to build up to 3,000 moderately priced single-family homes on the Large Residential Tract for sales prices in the range of $125,00 to $200,000. The Company estimates that the cost for building and selling these homes, inclusive of general and administrative expenses, sales and marketing expenses, and closing costs, will be in the range of $100,000 to $160,000 per home.

     Because the Company lacks experience in the home construction industry and has only limited experience in the vacation ownership industry, the Company believes it may be difficult to obtain conventional credit sources sufficient to finance the foregoing development activity. The Company, therefore, believes it may be necessary to enter into joint ventures with well capitalized real estate developers to pursue the Company's building program.

     The Company's estimated costs of development, on a per square foot cost basis, is higher than the national average and is reflective of the Company's inexperience in the home construction industry. Given such inexperience and likelihood of price fluctuations over time, no assurance can be given, however, that construction costs will not exceed the Company's estimates.

     There are no current plans for the improvement or development of the Commercial Lots or the Miscellaneous Tracts and Properties. These properties are being held for the purpose of resale.

     DEVELOPMENT OF VACATION OWNERSHIP PROPERTIES. The Company intends to conduct vacation ownership operations initially in Florida and Missouri, either on its own or with joint venture partners. Assuming the Company is able to obtain the necessary capital or joint venture partner for such development, of which there can be no assurance, the Company intends to begin vacation ownership business development activities by renovating the two hotel buildings on the Florida Bible College Property it recently acquired near Disney World, Florida, and using the hotel in the Company's proposed Vacation Interval marketing operations. See "--CERTAIN PROPERTY RECENTLY ACQUIRED OR TO BE ACQUIRED," above, and ITEM 1, "DESCRIPTION OF BUSINESS--RECENT BUSINESS DEVELOPMENT." The Company intends to sell discount vacation tours to prospective Vacation Interval purchasers, which would include a stay in the Company's renovated hotel, and employ marketing representatives to sell Vacation Intervals to the hotel guests. See ITEM 1, "DESCRIPTION OF BUSINESS--BUSINESS OF THE COMPANY--MARKETING AND
ADVERTISING."   Management estimates that renovation of the hotel buildings and related improvements on the Florida Bible College Property will cost approximately $1,200,000 and will commence when the Company is able to obtain the necessary financing. The Company intends to contract with an unaffiliated management firm to manage the hotel.

     After renovation of the hotel, the Company intends develop the property in two phases. In the initial phase, the Company intends to construct 40 additional guest rooms in the hotel. The second phase would include the construction of approximately 200 additional units which would be appropriate for the sale of LTL Vacation Intervals. The timing and actual number of rooms and LTL units built will depend on the demand for hotel space and Vacation Intervals and the level of the Company's Vacation Interval pre-sales.

     The Company intends to finance the renovation of the hotel buildings and the construction of the VOI units on the Florida Bible College Property by obtaining a loan secured by the property, which currently is unencumbered by indebtedness for borrowed money. Although an unaffiliated third party appraised the property in May 1997 at $3,385,000, there can be no assurance that the Company will be able to obtain the necessary financing, given its current levels of cash flow and liquidity problems.

     The Company also intends to construct a vacation ownership resort on the approximately 21 acres of undeveloped land that it agreed to acquire in Branson, Missouri. The Company currently does not have sufficient funds to consummate this acquisition, however. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES--Certain Recent Events Relating to the Company's Indebtedness and Liquidity Requirements."

RESURE DEBENTURE.

     On September 1, 1995, the Operating Subsidiary acquired the Resure Debenture in connection with the $3,500,000 Resure Loan I. See ITEM 1, "DESCRIPTION OF BUSINESS--BUSINESS DEVELOPMENT," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES-- Indebtedness and Other Liquidity Requirements." The Resure Debenture was issued by Resure to the Operating Subsidiary as consideration for the $3,500,000 Resure
Note II. The Operating Subsidiary is entitled to receive semi-annual payments of principal and interest on the Resure Debenture, which generally match the amount and timing of the semi-annual principal and interest payments payable by the Company to Resure under the Resure Note II. The principal and interest payments received by the Company under the Resure Debenture are used to pay the semi-annual payments due to Resure under the Resure Note II. The Company accounts for such income from the Resure Debenture as interest income. The semi-annual principal and interest payments commenced December 1995 and will terminate in June 2000. Interest under the Resure Debenture accrues at a rate of 7% per annum.

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

     In February 1997, an Illinois court found that Resure was insolvent, ordered that Resure be liquidated, and appointed the Illinois Director of Insurance (the "Resure Liquidator") to oversee the liquidation. The Company currently is negotiating with the Resure Liquidator to retire the Company's obligations under the Resure Note II in return for cancellation of the Resure Debenture, although no assurance can be given as to the outcome of such negotiations. The Company believes that it may have certain causes of action against Resure arising from Resure's sale of the Resure Debenture to the Company and, therefore, may commence litigation against the Resure estate and others if s settlement negotiations are not successful. The January and June

1997 semi-annual payments due under the Resure Debenture have not been made.

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

     INVESTMENT POLICIES.

     Investments in Real Estate or Interests in Real Estate.  The Company
     ------------------------------------------------------
generally conducts all of its investment activities through the Operating Subsidiary and intends to do so for the foreseeable future, except that any construction activity will likely be conducted through the Home Construction Subsidiary and any vacation ownership development will be conducted through individual subsidiaries to be owned by the Resort Subsidiary. The Company expanded its focus to include vacation ownership operations, because Management believes that the vacation ownership industry has substantial growth potential.

     The Company's investment objective is to increase long-term total returns to shareholders through appreciation in the value of the Common Stock. The Company's policy is to acquire or develop assets where the Company believes that favorable investment opportunities exist based on market conditions at the time of the investment.

     The Company expects to pursue its investment objectives primarily through the direct ownership of properties by the Operating Subsidiary and/or subsidiaries to be owned by the Resort Subsidiary, although, as discussed below, the Company may also pursue indirect property ownership opportunities, particularly if it is necessary or advisable to do so in order to acquire the development resources, which the Company now lacks.

The Company intends to acquire or develop residential, commercial, and vacation ownership properties primarily in the Maumelle area, Missouri and Florida, but may pursue the acquisition or development of residential, commercial and vacation ownership properties in other areas of the United States.

     Future development or investment activities will not be limited by the governing documents of the Company or its subsidiaries to any geographic area, product type or specified percentage of the Company's assets. It is the Company's policy to acquire assets primarily for possible capital gain.

     Securities of or Interests in Persons Primarily Engaged in Real Estate
     ----------------------------------------------------------------------
Activities and Other Issuers.  The Company also may invest in securities of
----------------------------
other entities engaged in real estate activities or invest in securities of other issuers, including investments by the Company for the purpose of exercising control over such entities. No such investments will be made, however, unless the Board of Directors determines the proposed investment would not cause the Company to be an Ainvestment company" within the meaning of the Investment Company Act of 1940, as amended (the "Investment Company Act"). Should management recommend prospective acquisitions in the of the Company and the prospective acquisition, or a plan to enhance shareholder value as measured by future book value or earnings per share.

     Investments in Mortgages.  The Company does not own any mortgages and has
     ------------------------
no immediate plans to invest in mortgages, or to engage in originating, servicing, or warehousing mortgages. However, the Company may determine that it is in its best interests to engage in such activities as a means of providing enhanced service to its home buying customers. Furthermore, while the Company does not intend to purchase mortgages, it may hold mortgages generated from the sale of its Maumelle Property inventory and Vacation Intervals.

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

     COMPETITIVE CONDITIONS. The Company's real property is subject to the highly competitive conditions of the real estate development and vacation ownership industries. In Arkansas--the geographic area in which the Company initially intends to commence its single-family home and commercial development- -there are numerous large national and regional firms with significantly greater experience and financial resources than the Company currently possesses. Such firms will likely compete with the Company in the acquisition of land for development, the hiring of sub-contractors, experienced management personnel, construction workers and other employees, and the sale of product. The Company also will compete for residential sales with the resale market for existing homes, multi-family home sales, including townhouses and condominiums, and with available rental properties.

     In the vacation ownership industry, the Company will be subject to significant competition from other vacation ownership resort owners and operators, many with extensive experience and market presence in the lodging, hospitality and entertainment areas. Many of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell Vacation Intervals in resort properties, including, among others, Marriott Ownership Resorts, The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, and Inter-Continental Hotels and Resorts. These entities possess significantly greater development experience, financial, marketing, personnel and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result.

     The Company currently has no material presence or reputation in Arkansas, Florida, Missouri, or any other area in the real estate or vacation ownership development industry and due to its current illiquidity does not have sufficient capital to commence significant development activities. For this and other reasons discussed herein, the Company may experience difficulties in competing with established developers.

     The Company believes that its ownership of a substantial majority of the available undeveloped single-family home properties in Maumelle will give the Company an advantage in entering the single-family home construction market in Maumelle, assuming it is able to obtain sufficient capital to commence construction activities. Although the Company does not currently have substantial vacation ownership industry expertise, Management believes that such expertise can be acquired if the Company obtains the necessary capital to attract experienced personnel.

ITEM 3.  LEGAL PROCEEDINGS.

     On August 12, 1996, a foreclosure action was instituted against the Operating Subsidiary and the Predecessor Corporation, AWEC Resource, Inc., as guarantor, by Century in the Chancery Court of Pulaski County, Arkansas (the "Century lawsuit"). Century is seeking to foreclose on 36 acres of the Commercial Lots of the Maumelle Property securing the $1,400,000 Century Note I, which currently is in default. As a result of cross-default provisions of the $350,000 Century Note II, Century alleges that the Century Note II is also in default. On September 16, 1996, the Company filed an answer and counterclaim against Century claiming that the Century Note I and the Century Note II are usurious. There can be no assurance, however, that the Company will prevail in this litigation.

Subsequent to the end of the Company's fiscal year, the Company and Century entered into a tentative settlement agreement concerning the aforementioned litigation, which required a $2,000,000 settlement payment to Century on August 1, 1997. The agreement did not stay any of the legal proceedings between the parties. The Company was not able to make that payment, but obtained an extension of the due date for the $2,000,000 payment until September 1, 1997, in return for the Company's payment of a $25,000 extension fee to Century. The Company had the right to extend the due date of the settlement agreement until October 1, 1997, for an additional $25,000 extension fee. This extension fee, due on September 1, 1997, was not paid by the Company and the settlement agreement expired. The Company has continued to negotiate a settlement, but there can be no assurance that the Company will be able to successfully negotiate acceptable terms and prevent foreclosure on the 36 acres of Commercial Lots securing the Century Note I, or obtain other relief, given the Company's present illiquidity.

     As of the Company's fiscal year-end, the approximately 197-acre Pine Ridge Lots were subject to a possible tax assessment by the Pine Ridge Addition Residential Property Owners Multi-Purpose Improvement District No. 9 (the "Pine Ridge Improvement District"). The Pine Ridge Improvement District is faced with a possible judgment in the amount of $237,811 in a lawsuit unrelated to the Company and has claimed the authority to levy taxes against the Company's Pine Ridge Lots to satisfy any judgment. The Company had accrued the full amount of the possible liability in its 1995 fiscal year financial statements in case the Residential Lots became subject to a tax to satisfy any judgment.

     After the end of the Company's 1996 fiscal year, the Company, as intervenor in the foregoing lawsuit, was granted a summary judgment on March 13, 1997, that released the Pine Ridge Improvement District's lien on the Pine Ridge Lots owned by the Company. An appeal of this judgment is pending, and there can be no assurance that the lower court's decision will be upheld.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II.

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

     The high and low bid prices for shares of common stock of the Company for each quarter within the last two fiscal years are as follows:

                        BID

Quarter Ending          High     Low
---------------------   ------   ----
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

HOLDERS

     The number of record holders of the Company's common stock was 490, as of September 30, 1996, and 529 as of August 1, 1997.

DIVIDENDS

     During the fiscal year ended September 30, 1996 and the fiscal year ended September 30, 1995, the Company did not declare any cash dividends with respect to its Common Stock. The Company does not expect to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, particularly since the Company has decided to shift the focus of its primary business to developing single-family homes and vacation ownership properties and in marketing and selling Vacation Intervals, and has had no operational history in these new areas of business. There are no material restrictions limiting, or restrictions that are likely to limit, the Company's ability to pay dividends on its Common Stock in the future, except that the articles of incorporation of the Company permit the board of directors to approve the issuance of preferred stock having such rights as may be designated by the board without shareholder approval. Such rights may include preferences with respect to dividends as well as prohibitions against the declaration of dividends on Common Stock under certain circumstances.

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

     (3) In July 1996, the Company entered into a financial consulting agreement with Olsen & Associates Consulting, Inc. ("Olsen"), which was amended in September 9, 1996. As consideration for the financial consulting services to be rendered by Olsen, the Company agreed to issue 150,000 sharares of Common Stock. The Company relied on Section 4(2) of the Securities Act in agreeing to issue such securities.

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

     During the period covered by the financial statements, the Company significantly changed the nature of its business activities from land sales to real estate development and thereafter expanded its focus to include vacation ownership operations (all as discussed in more detail herein). As a result, the Company's management does not believe the historical financial information presented in the Financial Statements is indicative of likely future results of operations. The Company believes that its ability to generate revenues in the future from real estate development and vacation ownership activities will depend in large part on its ability to solve its current illiquidity problems, the success of the Company's future capital-raising efforts to overcome its present illiquidity position, and the Company's ability to develop or acquire greater construction, sales and other real estate and vacation ownership development expertise than the Company now possesses.

RESULTS OF OPERATIONS

     COMPARISON OF YEAR ENDED SEPTEMBER 30, 1996 TO YEAR ENDED SEPTEMBER 30, 1995. For the year ended September 30, 1996, the Company experienced a loss of $1,109,053 compared with a loss of $885,918 for the year ended September 30, 1995. The difference in performance resulted primarily from an increase in general and administrative costs of $327,427 from $283,393 in fiscal 1995 to $610,820 in fiscal 1996, which was offset by an increase in interest income of $232,688 from $13,207 to $245,905 as well as an increase in gross profit.

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

     From the year ended September 30, 1995 to the year ended September 30, 1996, operating expenses increased from $877,077 to $1,386,634, an increase of $509,557. The increase in operating expenses resulted primarily from an increase of $327,427 in general and administrative expenses from $283,393 to $610,820 and an increase in interest expense of $182,130. Management and consulting fees decreased from $180,416 in the year ended September 30, 1995 by $130,472 to $49,944 for the year ended September 30, 1996. This resulted from reduced fees to Maumelle Enterprises. In addition, during the year ended September 30, 1996, the Company accrued general and administrative expenses such as officers' salaries, office lease and directors' fees, that had not previously been accrued prior to September 30, 1995. No general and administrative expenses were invoiced or accrued to the Company prior to the period ended September 30, 1995. Although the Company continues to accrue expenses to related parties, including compensation of $20,000 per month to the President of the Company, Michael G. Todd under his employment agreement and management and consulting fees to Maumelle Enterprises, Mr. Todd and Maumelle Enterprises have represented to the Company that it is their intention to allow the Company to accrue such fees until the Company is financially in the position to pay the fees. There can be no assurance, however, that Mr. Todd or Maumelle Enterprises will continue to allow the Company to accrue their fees.

     The Company believes that its results of operations can improve in the future if it is able to raise sufficient additional capital to cure its current illiquidity problems and to take advantage of an apparent increase in building activity in the City of Maumelle in 1996, and the increase in sales nationally of Vacation Intervals, which are summarized below. There can be no assurance, however, that such trends will continue or that the Company will be able to capitalize on these trends.

     One hundred and seventy-six permits were issued by the City of Maumelle for the construction of new single-family homes during the 1995 calendar year. In the calendar year of 1996, 200 permits have been issued for the construction of new homes. Although there can be no assurance that such increase in activity will continue the Company believes that the level of home development activity in Maumelle will continue to increase in the future, as compared to 1995, for the following reasons:

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

     The Company does not foresee any significant elements of income or loss that would arise outside of the ordinary course of business, except for the losses that would likely arise if the Company were to lose the approximately 1,044 acres of land secured by the Resure Note I, the Resure Note II, or the Century Note I. The Century Note I and acreage securing that Note are currently subject to a foreclosure proceeding and a tentative settlement agreement. See
ITEM 3, "LEGAL PROCEEDINGS." As set forth elsewhere in this Report, the Company is in default, or is claimed to be in default, under all of the foregoing Notes, as well as the unsecured Century Note II. See "LIQUIDITY AND CAPITAL RESOURCES," below.

     Even if the Company's liquidity problems can be solved and the Company can commence its home-building and vacation ownership operations, there may be some seasonal variance in the flow of income from these operations. Such variances could arise, for example, from the impact of weather on any construction in progress. Typically, substantial rainfall is experienced in Central Arkansas from November through March, from April through September in Florida, and snow or rain from November through March in Missouri.

     FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK. The factors identified below are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward looking statement made by or on behalf of the Company, whether in this section or elsewhere in this Report or in any other written or verbal statement of the Company or its officers or directors. Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward looking projections. The Company does not intend to update these cautionary statements.

     Severe Liquidity Problems. The Company currently is suffering severe
     -------------------------
liquidity problems which prevent the Company from conducting any meaningful business operations and, unless cured, will prevent the Company from realizing or consummating any of its business plans, objectives, strategies, or transactions. The Company has minimal operating income and its primary source of funds to meet operating expenses for the last two years has been the liquidation of its real property inventory. There can be no assurance that the Company will be able to raise sufficient capital to cure its liquidity problems and pursue the business plans, objectives, strategies, or transactions discussed herein.

     The home building and construction and vacation ownership resort industries are capital-intensive and generally involve a high degree of leveraging and up-front expenses to acquire land, improve it, and begin development. In order to commence building or other development activities or implement any of its growth strategies, the Company will need to raise substantial additional capital or enter into joint venture or other development agreements with well-funded development partners. There can be no assurance that the Company will be able to raise sufficient additional capital or enter into joint venture or other development agreements with developers under terms that are favorable to the Company, or at all.

     Secured Debt in Default.  As of the date of this Report, approximately
     -----------------------
$8,950,000 of Company debt has matured or is in default or claimed to be in default. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-- LIQUIDITY AND CAPITAL RESOURCES--Indebtedness and Other Liquidity Requirements." Such debt is secured by parcels of the Maumelle Property having an aggregate appraised value of approximately $13,300,000. Unless the Company can obtain substitute financing or otherwise raise sufficient funds to pay off this debt soon, the Company may lose a substantial portion of its real property assets in foreclosure actions.

     Competition.  The real estate development and vacation ownership industries
     -----------
are highly competitive. In Arkansas--the geographic area in which the Company initially intends to build homes--there are numerous large national and regional firms with significantly greater experience and financial resources than the Company currently possesses. Such firms will likely compete with the Company in the acquisition of land for development, the hiring of sub-contractors, experienced management personnel, construction workers and other employees, and the sale of product.

     In the vacation ownership industry, the Company is subject to significant competition from other vacation ownership developers and operators, many with extensive experience and market presence in the lodging, hospitality and entertainment areas and significantly greater development and operating experience and financial, marketing, personnel and other resources than those of the Company. The ARDA estimates that Florida--the state in which the Company intends to commence its vacation ownership development--has a higher concentration of Vacation Intervals than any other state in the United States. See ITEM 2, "DESCRIPTION OF PROPERTY--POLICIES WITH RESPECT TO CERTAIN ACTIVITIES--Competitive Conditions."

     The Company currently has no material presence or reputation in Arkansas, Florida, Missouri, or any other area in the real estate development or vacation ownership industries and due to its current illiquidity does not have sufficient capital to commence significant development activities. For this and other reasons discussed herein, the Company may experience difficulties in competing with established developers.

     Lack of Experience.  The Company has no operational experience in the real
     ------------------
estate development industry and has little experience in the vacation ownership industry. Such inexperience may make it difficult for the Company to achieve its business plans and objectives, particularly given the existence of competition from more experienced and better capitalized companies.

     Dependence on Vacation Interval Exchange Networks; Risk of Inability to
     -----------------------------------------------------------------------
Qualify Resorts.  The attractiveness of Vacation Interval ownership is enhanced
---------------
significantly by the availability
of exchange networks that allow Vacation Interval owners to exchange in a particular year the occupancy right in their Vacation Interval for an occupancy right in another participating network resort. According to the ARDA, the ability to exchange Vacation Intervals was cited by buyers as a primary reason for purchasing a Vacation Interval. Several companies provide broad-based Vacation Interval exchange services. Since the Company has not commenced vacation ownership operations, the Company is not currently qualified for participation in any exchange network.

     No assurance can be given that the Company will be able to qualify its future resorts for participation in any exchange network. Exchange networks are under no obligation to include any resorts the Company may develop. If the major exchange networks cease to function effectively, or if the Company's resorts are not accepted as exchanges for other desirable resorts in such networks, the Company will have difficulty selling Vacation Intervals. See "Business--Participation in Vacation Interval Exchange Networks."

     Interest Rates; Mortgage Financing.  Demand for homes, as well as for
     ----------------------------------
commercial construction, is adversely affected by increases in interest rates. If interest rates increase, demand for homes and other projects the Company may develop may be significantly reduced due to prospective buyers' inability to obtain financing. Changes in interest rate may also affect the Company's ability to sell Vacation Intervals to consumers on credit. Any adverse changes in the availability of Federal Housing Administration or Veterans Administration mortgage financing may also adversely impact the Company's housing sales.

     Many Factors Beyond The Company's Control.  The nature of the real estate
     -----------------------------------------
development and vacation ownership industries is cyclical and is affected by various factors beyond the Company's control, including changes in the general and local economy, employment, availability of financing, interest rates, changes in demographics, housing or Vacation Interval demands, as well as changes in government regulations. Developers are subject to a number of other risks, including availability and cost of land, materials, and labor, weather conditions, construction delays, costs controls, and increases in real property taxes and local government fees. Any economic downturn in the United States could negatively affect the travel and tourism industry which could have a material adverse effect on the Company's plans to develop vacation ownership properties.

LIQUIDITY AND CAPITAL RESOURCES


     INDEBTEDNESS AND OTHER LIQUIDITY REQUIREMENTS. Unless the Company's debt, most of which is currently in default, can be refinanced or restructured, the Company's status as a viable going business concern will remain in doubt. The principal amount of the Company's total debt at September 30, 1996, included, without limitation, the following (see ITEM 2, "DESCRIPTION OF PROPERTY-- MAUMELLE PROPERTY" for descriptions of encumbered properties referenced below):

     . $1,400,000 recourse note ("Century Note I") payable to Century, matured January 9, 1996, secured by approximately 36 acres of the Commercial Lots; 9% interest payable at maturity.

     . $350,000 recourse note ("Century Note II") payable to Century, matures September 11, 1998, but is deemed due and payable as of January 9, 1996, by its terms, as a result of the Century Note I default; unsecured; 10% interest, paid semi-annually on each June 30 and December 31.

     . $3,500,000 Resure Note I, recourse note, payable to Resure, matures July 1, 2000, secured by the approximately 1,044-acre Large Residential Tract; 10% interest, paid quarterly until October 1, 1996, then quarterly payments of principal and interest in the amount of $101,591.15 are required.

     . $3,500,000 Resure Note II, non-recourse, payable to Resure, matures July 1, 2000, secured by approximately 410 acres of the Large Residential Tract; 7% interest, paid semi-annually on each June 30 and December 31.

     . $200,000 recourse note payable to Davister Corp. (the "Davister Note"), matured January 9, 1996, unsecured; 9% interest payable at maturity.

     . $69,000 in ad valorem real property taxes, relating to all portions of the Maumelle Property, due and payable as of December 31, 1996.


Of the foregoing debt, only the ad valorem real property taxes have been paid since the end of the 1996 fiscal year.

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

     CERTAIN RECENT EVENTS RELATING TO THE COMPANY'S INDEBTEDNESS AND LIQUIDITY REQUIREMENTS. After the close of the Company's fiscal year, the Company and Century entered into a tentative settlement agreement concerning the aforementioned foreclosure complaint, which required a $2,000,000 settlement payment to Century on August 1, 1997. The Company was unable to make this payment, but obtained an extension of the due date for that payment until September 1, 1997, in return for the Company's payment of a $25,000 extension fee to Century. The due date may be extended to October 1, 1997, for an additional $25,000 extension payment. There can be no assurance that the Company will be able to fulfill the terms of the settlement agreement given the Company's present illiquidity. See ITEM 3, "LEGAL PROCEEDINGS."

     Subsequent to the end of the fiscal year, the Company defaulted under the Resure Note I, by missing the four $101,591 quarterly principal and interest payments that were due on October 1, 1996, and January 1, April 1, and July 1, 1997. Resure granted an extension of the October 1, 1996 payment to April 1, 1997, in consideration of a pledge of 200,000 shares of the Company's common stock by two of the Company's major shareholders, Charlie Corporation and Prescott Investments Limited Partnership. See ITEM 11, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." The Company has not yet made any of the foregoing payments. As a result, the Resure Liquidator now has the right to foreclosure upon such shares, in addition to foreclosing on the real property securing the Resure Note I and exercising its other rights and remedies.

     Because Resure failed to make the January and June 1997 semi-annual payments due to the Company under the Resure Debenture, the Company had no funds with which to make the $123,507 semi-annual payments due under the Resure Note II, until May 1997, when the Company brought current the Resure Note II from proceeds from the sale of the 67 acres of the Maumelle Property discussed below. See "Certain Recent Capital Raising Transactions," below. However, the $123,507 Resure Note II payment due on June 30, 1997, remains unpaid, because the payment of like amount that was due to the Company on or about that date under the Resure Debenture had not been made. Given the Company's present illiquidity, there can be no assurance the Company will be able to bring current the Resure
Note II or continue to make the payments required thereunder, particularly in light of Resure's insolvency. Although Resure has defaulted under the Resure Debenture, the Company is required nonetheless to continue to make payments under the Resure Note II.

     As discussed above, an Illinois court found in February 1997, that Resure was insolvent and ordered that Resure be liquidated. See ITEM 2, "DESCRIPTION OF PROPERTIES -- RESURE DEBENTURE. The Company currently is negotiating with the Resure Liquidator to restructure and/or retire the Company's obligations under the Resure Note I and the Resure Note II. The Company believes that it has certain causes of action against Resure arising from Resure's sale of the Resure Debenture to the Company and, therefore, may commence litigation against the Resure estate and others if settlement negotiations are not successful. There can be no assurance, however, that the Company will prevail in any such litigation.

     Subsequent to the end of the Company's fiscal year, on June 16, 1997, the Company agreed to purchase approximately 21 acres of undeveloped land in Branson, Missouri, for approximately $4,200,000. Although the purchase agreements relating to this property require the sale to close by September 12, 1997, the Company does not have the funds necessary to close the transaction. See "Prospective Sources of Liquidity," below. If the property can be acquired and sufficient capital raised, the Company intends to develop vacation ownership units on the property.

     Since the end of the 1996 fiscal year, the Company obtained two commercial revolving lines of credit from the Bank of Little Rock, one in the amount of $400,000 and the other in the amount of $450,000. Each bears interest at a fixed rate of 10% per annum. The $400,000 line of required requires the Company to pay interest only on a monthly basis, commencing May 10, 1997 until April 10, 1998, when the unpaid principal balance plus any accrued interest is due and payable. This line of credit is secured by approximately 11 multi-family zoned acres of the Maumelle Property. The $450,000 line of credit requires no monthly interest or principal payments, but is payable on demand or November 5, 1997, whichever is sooner. This line of credit is secured by approximately 19 multi-family zoned acres of the Maumelle Property. The aggregate outstanding balance of these lines of credit as of the date of this Report is approximately $847,000. The proceeds were used to fund the purchase of approximately 35 acres of land and improvements that the Company acquired in Osceola County, Florida. See ITEM 1, "DESCRIPTION OF BUSINESS--RECENT BUSINESS DEVELOPMENT."

     Between February 6 and May 6, 1997, the Company raised $977,706 in short-term debt financing from private sources, with net proceeds to the Company of $733,279 (collectively the "Bridge Loan"). Most of the promissory notes evidencing the Bridge Loans (the "Bridge Notes") bear interest at a rate of 10% per annum and mature nine months from the date of issuance of each note. The Bridge Notes are covered by a guarantee bond obtained by the Company.

     In addition to the foregoing debt and other liquidity requirements, the Company will, within six months after the date of this Report, require general working capital to cover overhead and administrative expenses in the amount of at least $500,000.

     CERTAIN RECENT CAPITAL RAISING TRANSACTIONS. Subsequent to the Company's fiscal year end, the Company's general operating expenses and other short-term liquidity requirements were met with funds raised in the following transactions:

     . As discussed above, the Company obtained short-term financing from private sources between February 6, 1997, and May 6, 1997, with net proceeds of $733,279.

     . On December 31, 1996, the Company raised $110,000 from the sale of a 2-acre parcel of the Commercial Lots.

     . In May 1997, the Company sold a 67 acre single-family parcel of the Maumelle Property to an unaffiliated home developer for a gross sales price of $1,552,730. $675,100 of the sale proceeds were placed in a restricted cash collateral account as security for the Resure Note II as a condition to the Resure Liquidator's consent to release the acreage from the mortgage securing the Resure Note I and the Resure
          Note II. Approximately $128,000 of the proceeds were used to pay interest due on the Resure Note II, and $200,000 of the proceeds were used to purchase approximately 4 acres of commercial property in Maumelle from Maumelle Enterprises, an affiliated real estate management firm. See ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     . As discussed above, the Company obtained two secured lines of credit from the Bank of Little Rock.

     PROSPECTIVE SOURCES OF LIQUIDITY. Current operating cash flows will be insufficient to service the Company's existing debt or the Company's anticipated future operating cash needs.

     The Company has entered into a tentative settlement agreement with Century to give the Company time to raise additional funds to retire the Century Note I and the Century Note II and release the mortgage on the 36 acres securing the Century Note I. The Company is trying to obtain the funds by raising equity from investors and/or by using unencumbered portions of the Maumelle Property to secure new debt, although there can be no assurance that such attempts will be successful or that additional funds can be raised prior to Century's foreclosure on the 36 acres securing the Century Note I. See ITEM 3, "LEGAL PROCEEDINGS."

     The Company was in negotiations for an $18,400,000 loan from a European lender as of the end of the fiscal year. Although discussions have not formally terminated, the Company is currently no longer actively pursuing this option.

     The Company's negotiations with an investment banking firm to arrange debt and construction financing have not been successful. However, the Company is currently negotiating with a mortgage banking firm to arrange debt and construction financing in the amount of $15,000,000 (the "Construction Financing Loan"). If the Construction Financing Loan is obtained, the Company intends to use the net proceeds to begin operations as a home builder and to service existing debt. The Company intends to use part of the unsecured potions of the Maumelle Property to secure $10,000,000 of the loan, with the remaining $5,000,000 to be secured by home construction. Such negotiations remain in the initial stage and there is no assurance that the Company will able to obtain the Construction Financing Loan on favorable terms or at all.

     The Company's sale of an 11 acre parcel of Maumelle Property commercial lots which, as of the fiscal year end, was expected to close on or before March 31, 1997, was canceled due to the buyer's inability to obtain the financing it required. The Company has no current plans to sell these lots.

     With respect to prospective long-term liquidity, the Company intends to generate the bulk of its cash from operations by building and selling homes initially in the City of Maumelle, as well as its proposed vacation ownership operations. At present, management of the Company believes that the most likely sources of substantial cash flow during the next two years are (1) the development and sale of single-family home product in the $125,000 to $200,000 price range on the approximately 3,500 single-family home sites it owns in Maumelle and on the improved lots it intends to acquire in Maumelle from the third parties, and (2) the sale of Vacation Intervals and the installment contracts generated from such sales. See ITEM 1, "DESCRIPTION OF BUSINESS-- BUSINESS OF THE COMPANY--GROWTH STRATEGIES."

     The Company intends to raise operating capital by selling debt and/or equity securities to the public or in private transactions. There can be no assurance, however, that such public or private offerings will be successful.

     The Company intends to meet home building and vacation ownership operating capital requirements by obtaining development financing in the form of secured credit line facilities from lenders, although there can be no assurance that such financing can be obtained on attractive terms, or at all. See ITEM 2, "DESCRIPTION OF PROPERTY."

     COMPARISON OF YEAR ENDED SEPTEMBER 30, 1996 TO YEAR ENDED SEPTEMBER 30, 1995. Cash decreased $451,614 during the year ended September 30, 1996 compared to an increase of $235,307 during the year ended September 30, 1995. The difference was the result of cash used to pay quarterly interest payments on the Resure Note I in the year ended September 30, 1996, and the decrease in sales revenue during that period.

      Net cash used for operations decreased by $966,080 from $1,403,862 for the year ended September 30, 1995 to $437,782 for the year ended September 30, 1996. This difference is due primarily to the change in net loss and differences in adjustments to reconcile Net Income to Net Cash Applied to Operating Activities between the two fiscal periods. Among the differences for the year ended September 30, 1995, is an increase of $90,935 in real estate holdings which resulted from the capitalization of Special Improvement District Taxes on certain of the Commercial Lots. During the same period in 1996, there was an increase in real estate holdings of $254,936. This increase was not due to acquisition of new property, but a result of capitalizing Special Improvement District Taxes on the Commercial Lots. During the year ended September 30, 1996, accrued interest increased by $48,536 for interest earned on the Resure Debenture. During the year ended September 30, 1995, accrued interest increased $13,217 for interest earned on the Resure Debenture.

     Another significant difference between the two fiscal years was the change in Accounts Payable and Accrued Expenses. In the year ended September 30, 1995, these accrued expenses decreased by $137,766. This decrease included an decrease in accrued ad valorem taxes of $37,410 and a decrease in accrued Special Taxes payable of $89,039. For the years ending September 30, 1996,

Accounts Payable and Accrued Expenses increased by $906,631. This increase included increases of $169,835 for Special Improvement District Taxes Payable and $58,868 for ad valorem taxes payable. The amount payable to Maumelle Enterprises increased by $90,630 for advances to, or payments made on behalf of, the Company. Additionally, approximately $279,800 was accrued during the period by the Company for officers' salaries, directors' fees and office lease.

     Accrued Interest was also a significant difference between these two fiscal year periods. During the year ended September 30, 1996, accrued interest decreased by $212,276. The decrease resulted from the large interest payments made in September 1995 as a result of refinancing the Century debt.

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

ITEM 7.  FINANCIAL STATEMENTS.

     The audited financial statements of the Company are included in this Annual Report on Form 10-KSB/A at pages F1 to F20.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS


                                             Date of   Expiration of
Name                    Age  Position        Election  Director Term
----                    ---  --------        --------  --------------


Michael G. Todd         47   Chairman,       7/95      1996 or until
                             President,                successor
                             and Secretary             elected

Ronald J. Campbell(1)   53   Director        3/94      Removed March
                                                       29, 1997

Herbert E. Russell      70   Director        3/94      1996 or until
                                                       successor
                                                       elected

Robert R. Neyland       42   Director        4/94      1996 or until
                                                       successor
                                                       elected

Thomas Blake(1)         62   Director        3/97      until successor
                                            (Date      elected
                                             of
                                             appoint-
                                             ment)

David R. Paes           42   Vice President, 7/95      N/A
                             Treasurer and
                             Assistant
                             Secretary

1) Subsequent to the 1996 fiscal year end, Ronald J. Campbell resigned as Secretary on March 28, 1997. The Board of Directors appointed Michael G. Todd secretary of the Company, effective March 29, 1997. Effective March 28, 1997, shareholders of the Company holding more than two-thirds of the Company's common stock removed Mr. Campbell from the board of directors without cause by written consent. Effective March 31, 1997, a majority of the remaining directors voted to appoint Thomas Blake as a director of the Company to fill the vacancy created by Mr. Campbell's removal.

     The following is a biographical summary of the experience of the directors and executive officers of the Company:

MICHAEL G. TODD. Chairman of the Board, President and Chief Executive Officer, and Secretary of the Company. Todd also is the sole Director and President of the Operating Subsidiary and the Florida Resorts Subsidiary. Todd is a general partner of DeHaven Todd & Co., a merchant banking partnership he co-founded in 1985 with John W. DeHaven. Todd has extensive experience in the banking industry, having been the President and Chief Executive Officer of two Southern California banks, Orange City Bank and Bay Cities National Bank. Upon the resignation of Ronald J. Campbell as secretary of the Company, the Board of Directors appointed Todd Secretary, effective March 29, 1997.

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

ROBERT R. NEYLAND. Director. Neyland also serves on the Board of Directors of Home Capital Investment Corporation, a public company. Since 1993, Neyland has been the Chief Financial Officer for Select Switch Systems, Inc., a privately-held Texas company. He was also a partner in Living Suite, a weekly and monthly residential rental company, from 1990 to 1996.

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

THOMAS BLAKE.  Director.  Blake is the Director, Business/ Finance, of Glenwood
L. Garvey Associates, an urban planning and consulting firm. As Special Advisor to Self-Cleaning Environments USA, Inc., a manufacturer of environmentally friendly waste disposal units, Blake provides consulting services regarding business planning, financing, and marketing. His the founder and former principal of Thomas C. Blake Consulting, an advisory service firm, and was Chief Executive Officer of Interstate Group Administrators, Inc., a benefit services company. He is a director of West Coast Savings & Loan and formerly was a director of various other financial institutions.

SIGNIFICANT EMPLOYEES

     The Company's sole employee is Michael G. Todd, its Chairman, President, Chief Executive Officer, and Secretary.

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

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                          SUMMARY COMPENSATION TABLE

                                     LONG-TERM COMPENSATION
  ANNUAL COMPENSATION                           AWARDS           PAYOUTS

(a)      (b)    (c)               (d)    (e)    (f)     (g)     (h)  (i)

Name &   Year  Salary             Bonus  Other   Res-   Securi-  LTIP All
Prin-    or      ($)               ($)   Annual  tric-  ties     Pay- Other
cipal    Period                          Compen- ted    Under-   outs Compen-
Position Ended                           sation  Stock  Lying         sation
                                                        Options
Michael 9/30/96 $240,000(1)        0      0       0      0       0     0
Todd,
Chairman/
President

David   9/30/96 0                  0      0       0      0       0     0
Paes(2)

_____________

(1) Michael G. Todd has been employed as President of the Company since November 1994. Todd received no salary from the Company for the period November 1994 through September 30, 1995. The amount of salary shown represents deferred salary owed to Todd for the period October 1, 1995 through September 30, 1996. Todd has received no other compensation.

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

DIRECTOR COMPENSATION

     Outside directors are compensated for their services in the amount of $500 per month. Outside directors Neyland, Russell, Campbell and Blake have agreed to defer such compensation until the Treasurer of the Company determines that sufficient funds are available to make such payments. Such compensation has been deferred since April 1994, and continues to be deferred. For the fiscal year ended September 30, 1996, the Company had a deferred liability in the amount of $18,000 for outside directors' compensation.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of shares of Common Stock as of August 15, 1997, for (i) each person who is known by the Company to be the beneficial owner of more than a 5% interest in the Company, (ii) directors of the Company, (iii) the sole Anamed executive officer" of the Company, as defined in Item 402(a)(2) of SEC Regulation S-B, and (iv) the directors and named executive officer of the Company as a group.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and
Title of Class           address of            Amount and        Percent of
                         beneficial            nature of bene-        class
                         owner(1)              ficial owner

Common Stock        Michael G. Todd(2)      2,851,589 shares           38.89%

Common Stock        John W. DeHaven(3)(4) 2,851,589 shares             38.89%

Common Stock        Herbert E. Russell(3) 2,851,589 shares             38.89%

Common Stock        Century Realty          700,000 shares              9.55%
                    Inc. (5)

Common Stock        Jens Olsen(6)           500,000 shares              6.82%

Common Stock        Robert R. Neyland       0 shares                       0%

Common Stock        Thomas Blake            0 shares                       0%

Common Stock        Directors and Executive
                    Officers as a Group   5,703,178 shares             77.78%

(1) Unless otherwise indicated, the address of the beneficial owner is 25550 Hawthorne Boulevard, Suite 207, Torrance, California 90505.

(2) All of these shares are owned by Prescott Investments, L.P. Michael G. Todd is the sole managing member of Granite Industries LLC, which is the managing general partner of Prescott LP. Todd is the sole Anamed executive officer" of the Company, as defined in Item 402(a)(2) of SEC Regulation S-
     B. See ITEM 9, "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS."

(3) All of these shares are owned by Charlie Corporation, of which Herbert E. Russell, as grantor and trustee of an irrevocable trust, owns 100% of the outstanding stock. John W. DeHaven is the sole income beneficiary of the trust, but Russell has sole investment and voting power over the trust. The trust terminates on the death of John W. DeHaven. See ITEM 9, "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS."

(4)  John W. DeHaven disclaims beneficial ownership of these shares.

(5) Century Realty, Inc. The Company believes that Century Realty is a wholly-owned subsidiary of Transcontinental Realty Investors, Inc., which is the beneficial owner of these shares. Transcontinental Realty's address is 10670 North Central Expressway, Suite 300, Dallas, Texas 75231.

(6) Jens Olsen was granted the right to purchase up to 500,000 shares of the Company's Common Stock at a price ranging from $2.00 to $4.00 per share in a financial consultant agreement dated October 7, 1996. As of the date hereof, Olsen has exercised his right to purchase 150,000 shares, and has the right to exercise his option to purchase up to 300,000 shares of Common Stock within sixty days of this Report. Olsen's address of record is 230 Park Avenue, Suite 1000, New York City, New York 10169.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SERVICES PROVIDED BY AFFILIATED COMPANIES

     The Company has paid fees or expects to pay fees to certain affiliated companies for various types of services, and will continue to do so in the future. These arrangements are summarized below.

     MAUMELLE ENTERPRISES, INC. AGREEMENT. The Company has an oral agreement with Maumelle Enterprises, Inc. to provide management and administrative services for the Maumelle Property. Currently, Maumelle Enterprises manages the Company's inventory of property, oversees any sale of property, and manages administrative matters such as ensuring payment of taxes, mortgages and other expenditures incurred in management of the property. Maumelle Enterprises also represents the Company at local and state hearings that may affect the Company's property. As of September 30, 1996, Maumelle Enterprises was owned primarily by officers and directors of the Company. It has no clients other than the Company and DeHaven Todd Limited Partnership, an Arkansas limited partnership (ADTLP"), which is owned almost entirely by Michael
G. Todd and John W. DeHaven. The stock of Maumelle Enterprises was owned by officers, directors and security holders named in response to Item 403 of SEC Regulation S-B, as follows: Michael G. Todd owned ten percent (10%); John W. DeHaven owned ten percent (10%); and David R. Paes owned forty percent (40%). Paes is also an officer and director of Maumelle Enterprises and receives a salary in the amount of $48,000 per year from Maumelle Enterprises. Mary Peyton, the President of the Resort Subsidiary, receives a salary of $39,600 per annum as an officer of Maumelle Enterprises.

     Subsequent to the Company's fiscal year end, in March 1997, Michael G. Todd and John W. DeHaven agreed to cancel all of their shares of Maumelle Enterprises common stock as partial consideration for Maumelle Enterprises= agreement to sell approximately 4 acres of commercial property in the City of Maumelle to the Company, as discussed below. After giving effect to the cancellation of the shares owned by Mr. Todd and Mr. DeHaven, David Paes and Mary Peyton each owns 50% of the outstanding shares of Maumelle Enterprises as of the date of this Report.

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

     SUBLEASING OF OFFICE SPACE. The Company is currently subleasing its principal office space in Torrance, California from DTC, a California partnership. The partnership, owned equally by Michael G. Todd and John W.
DeHaven, charges the Company $1,800 per month.   The Company owes DTC $21,600 in
rental payments for the fiscal year ended September 30, 1996.

     The majority of the disinterested board of directors on October 1, 1995, voted to approve the oral agreement between the Company and DTC for the subleasing of office space from DTC to the Company.

     The Company plans to continue to sublease its office space from DTC until at least September 30, 1998.

ACQUISITIONS OF LAND FROM AFFILIATES

     LAND ACQUISITION. The Company intends to purchase 121 improved single-family lots from DTLP. John W. DeHaven, who is the sole general partner of DTLP, owns 75% of DTLP, while Michael G. Todd owns 20% as a limited partner. In addition to the 121 single-family lots, DTLP owns approximately 6 acres of commercial property and approximately 135 single-family lots in the City of Maumelle.

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

     Subsequent to the Company's 1996 fiscal year end, on May 7, 1997, the Company purchased approximately 4 acres of commercial property in the City of Maumelle from Maumelle Enterprises for $200,000. The property was appraised at $265,000 by an unaffiliated third-party appraiser in 1994.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) FINANCIAL STATEMENTS AND EXHIBITS

     FINANCIAL STATEMENTS

CAPITOL COMMUNITIES CORPORATION, INCLUDING PREDECESSOR CORPORATION AND SUBSIDIARIES.

Report of Independent Auditors. . . . . . . . . . .F-3

Balance Sheet as of September 30, 1996. . . . . . .F-4

Statements of Operations for the Years Ended
September 30, 1996 and 1995 . . . . . . . . . . . .F-5

Statements of Changes in Shareholders' Equity
September 30, 1996. . . . . . . . . . . . . . . . .F-6

Statements of Cash Flows for the Years Ended
September 30, 1996 and 1995 . . . . . . . . . . . .F-7

Notes to Financial Statements                      F-8

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

10.16 Stock Option Agreement, dated September 11, 1995, between Century Realty, Inc., and AWEC Development Corporation.*

10.17 Release Deed, dated September 9, 1995, between Century Realty, Inc., and AWEC Development Corporation.*

10.18 Employment Agreement, dated July 14, 1995 between the  Company and Michael
      G. Todd.*

10.19 Olsen Consultant Agreement, dated October 7, 1996 between the Company and Jens Olsen.**

21.   List of Subsidiaries.*

23.   Consent of Joel S. Baum P.A.

      See Financial Statements at F-1 To F-20.

      * Exhibit(s) incorporated by reference from the Registration on Form 10-SB of the Company, Registration No.915636 filed on September 16, 1996.

      ** Exhibit incorporated by reference from the Current Report on Form 8-K, Commission File No. 915636 filed on October 18, 1996.

(b)  REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30,1996.


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