Form 10KSB
period 1997-09-30
CAPITOL COMMUNITIES CORP
filed 1997-12-29
CIK 915636

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the fiscal year ended September 30, 1997

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


     State the issuer's revenues for its most recent fiscal year. $40,807.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such, as of a specified date within the past 60 days. $1,313,108 based on the average of the bid and asked obtained from the National Quotation Bureau, Inc. ("NQB") on November 28, 1997.

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 7,351,000 as of December 15, 1997.


                      DOCUMENTS INCORPORATED BY REFERENCE
NONE

     Transitional Small Business Disclosure Format YES [ ] NO [X]

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS ................................    4
--------------------------

PART I
ITEM 1.       DESCRIPTION OF BUSINESS......................    4

ITEM 2.       DESCRIPTION OF PROPERTY......................   22

ITEM 3.       LEGAL PROCEEDINGS............................   36

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF
              SECURITY HOLDERS.............................   37

PART II.

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS..........................   37

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR
              PLAN OF OPERATION............................   39

ITEM 7.       FINANCIAL STATEMENTS.........................   50

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.......   50

PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
              AND CONTROL PERSONS; COMPLIANCE WITH
              SECTION 16(a)OF THE EXCHANGE ACT.............   51

ITEM 10.      EXECUTIVE COMPENSATION.......................   53

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT........................   54

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS.................................   56

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.............   57

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 6 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION --Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to, (1) meet its current short-term debt obligations if the Company cannot extend, replace, convert into long-term debt, or retire such debt as it matures, which may give rise to doubts as to the Company's ability to meet its current obligations, and (2) to raise sufficient capital to commence and continue meaningful operations. There can be no assurance that the Company will be able to replace, extend, convert or retire the current debt or raise sufficient capital. Capitol Communities Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation those identified in the "Risk Factors" section of the Company's Registration Statement filed with the Securities and Exchange Commission (the "SEC") in September 1996 on Form 10-SB.

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

     The Predecessor Corporation was incorporated in the State of New York as Century Cinema Corporation in November 1968. In 1969, the Predecessor Corporation conducted its initial public offering of common stock, pursuant to a Form S-2 registration statement filed with the SEC. From 1970 to 1971, the Predecessor Corporation filed annual reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). From 1972 until the Company's filing of its Registration Statement on Form 10-SB on September 16, 1996, neither the Predecessor Corporation nor its successor, Capitol Communities Corporation, complied with the reporting requirements under the Exchange Act.

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

     In February 1994, PetroSource transferred the majority of its shares of Predecessor Corporation common stock to Prescott Investments Limited
Partnership, a Nevada limited partnership   ("Prescott LP"), and Charlie
Corporation, a Nevada corporation ("Charlie Corporation"), both of which were then, and currently are, affiliates of Michael G. Todd, Herbert E. Russell and John W. DeHaven. See ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The shares were transferred as payment for public relations services provided by Prescott LP and Charlie Corporation to the Predecessor Corporation.

     On February 15, 1994, the Operating Subsidiary purchased approximately 2,041 acres of land in Maumelle, Arkansas (the "Maumelle Property") from Century Realty, Inc. ("Century") for an aggregate purchase price of $8,430,000. The purchase price was comprised of $1,693,000 paid in cash at the closing of the sale and a promissory note payable to Century in the original principal amount of $6,737,000, secured by a first priority security interest in a portion of the Maumelle Property. The cash paid at the closing was obtained from the proceeds of Maumelle Property lot sales to third parties that occurred concurrently with the Operating Subsidiary's acquisition of the Maumelle Property. Since purchasing the Maumelle Property, the Operating Subsidiary has sold, as of September 30, 1997, approximately 305 acres of the Maumelle Property, for aggregate gross sales proceeds of $6,279,786. This includes property deeded to Century as part of a settlement agreement to retire debt and resolve a pending legal action. See ITEM 2, "DESCRIPTION OF PROPERTY," and ITEM 3, "LEGAL PROCEEDINGS."

     The Maumelle Property was previously owned by Michael G. Todd and John W. DeHaven, through a general partnership known as DeHaven, Todd & Company ("DTC"), for approximately five years, from 1988 to 1993. In an uncontested foreclosure action, DTC transferred the Maumelle Property to Century, successor to the Resolution Trust Corporation (the "RTC"), which then was receiver for San Jacinto Savings Association, the holder of a DTC promissory note secured by the Maumelle Property. Century acquired rights to its claims on the Maumelle Property from the RTC in February, 1993.

     On February 17, 1994, the Predecessor Corporation filed another Form 10 registration statement with the SEC, but later withdrew it because of significant comments from the SEC and the Predecessor Corporation's lack of sufficient resources to satisfactorily respond to the SEC's comments. There has been no reports or registration statements filed with the SEC since the aforementioned Form 10 registration statement.

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

     The Operating Subsidiary refinanced its $6,737,000 Century promissory note in September 1995 by (a) borrowing $3,500,000 from Resure, Inc., an Illinois Insurance Exchange member syndicate ("Resure"), to make a cash payment of $2,500,000 to Century (the "Resure Loan I"), (b) issuing two promissory notes to Century, in the amount of $1,400,000 (the "Century Note I") and $350,000 (the "Century Note II"), respectively, to replace the original Century promissory note, and (c) issuing 700,000 shares of Common Stock to Century which represented 9.57% of the Company's outstanding Common Stock, as of September 30, 1997. See ITEM 12, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." In consideration of the cash payment, promissory notes, and stock, Century released all of the real property securing the original promissory note and accepted approximately 36 acres of Maumelle Property commercial lots as collateral to secure the $1,400,000 Century Note II. The Resure Loan I was evidenced by a promissory note (the "Resure Note I") which is secured by approximately 1,045 acres of the Maumelle Property residential acreage. Effective September 30, 1997, the Company entered into a settlement agreement with Century (the "Century Settlement Agreement) to cancel the Century Note I and Century Note II in exchange for the delivery of a deed to 36 acres of the commercial Maumelle Property and an additional 3.8 acres of commercial land in Maumelle, Arkansas (the "Corner Tract") that the Company acquired on May 7, 1997. The Company retains an option to purchase the approximately 40 acres of property from Century. See ITEM 2, "DESCRIPTION OF PROPERTY," ITEM 3, "LEGAL PROCEEDINGS" and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES--Indebtedness and Other Liquidity Requirements."

     Concurrently with the Resure Loan I, Resure issued to the Operating Subsidiary a subordinated surplus debenture in the original principal amount of $3,500,000 (the "Resure Debenture"). As consideration for the Resure Debenture, the Operating Subsidiary issued a $3,500,000 promissory note to Resure (the "Resure Note II"), which was secured by approximately 410 acres of the 1,044 acres of residential property securing the Resure Loan I. In February 1997, an Illinois court found that Resure was insolvent, ordered that Resure be liquidated, and appointed the Illinois Director of Insurance, Mark Boozell, (the "Resure Liquidator") to oversee the liquidation. In May, 1997, Resure's liquidator, agreed to release 67 acres held as collateral in exchange for $675,100 to be placed in a cash collateral account. Effective September 30, 1997, the Company entered into a settlement agreement with the Liquidator of Resure (the "Resure Settlement Agreement") whereby the Liquidator modified the Resure Note I to bring all past due payments current in return for acceleration of the maturity date from July 1, 2000 to September 1, 1999 and released the approximately 344 acres that secured the Resure Note II. The Liquidator also agreed to cancel the Resure Note II in exchange for the Company's termination of its right to the Resure Debenture. The Resure Settlement Agreement was approved by the Circuit Court of Cook County, Illinois, Chancery Division, on October 24, 1997. See ITEM 2, "DESCRIPTION OF PROPERTY - RESURE DEBENTURE," and ITEM 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS

OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES--Indebtedness and Other Liquidity Requirements."

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

     On April 17, 1997, the Company formed Capitol Resorts, Inc., an Arkansas corporation (the "Resort Subsidiary"), for the purpose of conducting the Company's proposed vacation ownership interest operations. See "Business of the Company," below.

     On July 30, 1997, the Company acquired Capitol Resorts of Florida, Inc. (the "Florida Resorts Subsidiary"), a newly formed Florida Corporation pursuant to an Agreement and Plan of Reorganization between MLT Management Corp.("MLT"), a corporation not affiliated with the Company. Under the agreement MLT transferred its contract right to purchase approximately 36 acres of land and improvements near Disney World in Osceola County, Florida (the "Florida Bible College Property"). The Company acquired all of the outstanding stock in the Florida Resorts Subsidiary in exchange for the issuance of 100,000 shares of Company common stock to MLT. The Florida Resorts Subsidiary then closed the purchase of the Florida Bible College Property July 30, 1997, at a purchase price of $922,000 plus costs. See ITEM 2, "DESCRIPTION OF PROPERTY."


RECENT BUSINESS DEVELOPMENT

     OCEAN PALMS RESORT PROPERTY. On December 9, 1997, the Florida Resorts Subsidiary acquired the lease rights to 120 feet of beachfront land and improvements located in Pompano Beach, Florida (the "Ocean Palms Resort Property") from Ocean Palms Resort, Inc. ("OPRI"), and Ocean Palms Development Corporation ("OPDC") unaffiliated third parties. The ground lease rights to the Ocean Palms Resort Property is for a period of 99 years, of which 66 years and 3 months remain (the "Ground Lease"). The improvements include a 53 LTL unit complex, and other common area facilities. The Company also acquired the interest in several long term tenant leases, a $2,600,000 interest in promissory notes arising out of the sale of long term leaseholds ("LTL")units of Ocean Palms Resorts (the "Ocean Palms Resort Paper"), and the right to manage and operate the on-going rental of the LTL units as hotel rooms on behalf of the LTL owners.

     The Company acquired the Ocean Palms Resort Property, the Ocean Palms Resort Paper and the other rights for approximately $868,000 in cash, the issuance of 33,500 shares of the Company's Common Stock and the assumption of a $1,158,000 mortgage encumbering the Ground Lease. See "ITEM 2, "DESCRIPTION OF PROPERTY- -CERTAIN PROPERTY RECENTLY ACQUIRED OR TO BE ACQUIRED."

     OCEAN VILLAS. On December 9, 1997, the Florida Resorts Subsidiary acquired all of the issued and outstanding of OPV Development, Inc. ("OPV"), an unaffiliated third party. With the stock acquisition, the Company acquired OPV's primarily asset, two lease rights to a four lot parcel of land and improvements (the "Ground Leases") located in Pompano Beach, Florida (the "Ocean Villas Property"). The First Ground Lease is for a period of 99 years, of which 65 years and 5 months remain. The Second Ground Lease is for a period of 93 years and 3 months, of which 65 years and 5 months remain. The Company acquired the 16 LTL unit Ocean Villas, and approximately $294,000 in promissory notes (the "Ocean Villas Paper"), which arose from the prior sale of 4 LTL units, for approximately $107,000 in cash, and the assumption of a first mortgage of $375,000 and a second mortgage of $150,000 encumbering the Ground Leases. See "ITEM 2, "DESCRIPTION OF PROPERTY- -CERTAIN PROPERTY RECENTLY ACQUIRED OR TO BE ACQUIRED."

BUSINESS OF THE COMPANY

     GENERAL. The Company is in the business of developing and selling real estate, primarily in the City of Maumelle, Arkansas, a 5,000 acre planned community located on the Arkansas River, across from the western Little Rock area and fifteen miles from downtown Little Rock, Arkansas. The Company also intends to engage in vacation ownership operations consisting of the following:
(1) the acquisition, renovation, development and operation of vacation ownership resorts, hotels and other vacation properties, (2) marketing and selling vacation ownership interests ("VOIs") and LTLs interest in such properties (collectively, "Vacation Intervals"), and (3) providing financing for the purchase of Vacation Intervals at its properties.

     The Company's real estate as of September 30, 1997, consisted of the remaining unsold portion of the Maumelle Property consisting of approximately 1,731 acres and the approximately 36 acres of the Florida Bible College land. During fiscal year ended September 30, 1997, the Company sold approximately 109 acres of Maumelle real estate for an aggregate sales price of $3,855,313. Included in the 109 acres was approximately 40 acres of commercial Maumelle Property the Company deeded to Century to retire debt and resolve a pending legal action. See ITEM 2, "DESCRIPTION OF PROPERTY," and ITEM 3, "LEGAL PROCEEDINGS."

     In the last three years, the Company's business has consisted primarily of selling unimproved residential and commercial lots from its Maumelle Property inventory to private individuals and other developers. Although management of the Company in the 1997 fiscal year decided to shift the Company's primary focus from selling land to the construction and sale of single-family homes, and the development, sale and operation of vacation ownership intervals, the Company has not yet commenced material development, building or other operational activities and will require substantial funding before it can do so. Moreover, if the Company cannot extend, replace, convert into long-term debt or retire its current short-term debt, it may suffer liquidity problems that will prevent the Company from realizing or consummating any of its business plans, objectives, strategies, or transactions. See ITEM 7, "FINANCIAL STATEMENTS." There can be no assurance that the Company will be able to raise sufficient capital to commence meaningful operations maintain adequate liquidity and pursue the business plans, objectives, strategies, or transactions discussed herein. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

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

     The Company's initial focus in its home-building operations is to develop single-family homes in the $125,000 to $200,000 price range on the approximately 3,800 unimproved single-family home lots it owns in Maumelle and on improved lots it intends to acquire from third parties in Maumelle. The Company does not expect to operate, manage or lease any of the single-family homes, apartment, or commercial properties it may develop.

     The Company intends to sell vacant property from its real estate inventory only as needed to meet liquidity requirements or if Company management determines that a particular property is not appropriate for development by the Company. Since the end of the fiscal year, the Company has sold some of its real property to fund operating and debt expense. See ITEM 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES-- Certain Recent Capital Raising Transactions." The Company expects that any such land sold in the future likely will be land which has been zoned for commercial or multi-family use, since the Company wishes to retain as many single-family home lots, as it can for development and sale by the Company. Company management expects that any such commercial or multi-family properties sold will be purchased by other real estate developers, who may compete with the Company in any development activity undertaken by the Company in Maumelle.

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

     VACATION INTERVALS. The Company intends to sell Vacation Intervals in vacation ownership properties owned or to be acquired by the Company. The Company initially plans to complete the remodeling and sale of whole ownership LTL interests in the 16 unit Ocean Palms Villas property in Pompano Beach, which it recently acquired. The Company also plans in the third quarter of 1998 to construct a new hotel on its Florida Bible College Property, which will be utilized to sell Vacation Intervals in the price range of $10,000 to $12,000 per week, assuming it can obtain construction financing. The Company intends to manage and operate the vacation ownership properties it acquires in Pompano Beach. The Company intends, initially, to contract with unaffiliated third parties to operate the vacation ownership properties it acquires or develops in other areas, including the Florida Bible College Property. The Company plans to conduct its vacation ownership operations primarily through individual subsidiaries to be owned by the Resort Subsidiary. See ITEM 2, "DESCRIPTION OF PROPERTY--PROGRAM OF DEVELOPMENT," and "DESCRIPTION OF PROPERTY--POLICIES WITH RESPECT TO CERTAIN ACTIVITIES."

      VOIS AND LTLS. The purchase of a Vacation Interval typically entitles the buyer to use a fully-furnished vacation residence, generally for a one-week period each year, in perpetuity. Typically, the purchaser of a VOI acquires an ownership interest in the vacation residence, which is often held as tenant in common with other buyers of interests in the property generally a one-week period each year in perpetuity. The purchaser of an LTL typically acquires a long-term leasehold interest in the property, and therefore owns all 52 weeks of a year for a specified number of years, typically 50 to 60 years.

     The owners of VOI's typically manage the property through a non-profit homeowners' association, which is governed by a Board consisting of representatives of the developer and owners of Vacation Intervals at the resort. The Board hires an agent, delegating many of the rights and responsibilities of the homeowners' association to a management company, as described above, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repair and maintenance.
In the case of LTLs, the same functions are performed by the landlord or a management company selected by the landlord.

     Each Vacation Interval owner typically is required to pay the homeowners' association or management company, a share of all costs of maintaining the property. These charges can consist of an annual maintenance fee plus applicable real estate taxes and special assessments, assessed on an as-needed basis. If the owner does not pay such charges, the owner's use rights may be suspended and the homeowners' association or the holder of the note and assignment of the leasehold interest may foreclose on the owner's Vacation Interval.

     THE VACATION OWNERSHIP INDUSTRY AND MARKET. The vacation ownership industry has existed in the United States since the late 1960s and has during the past few years become one of the fastest growing real estate and vacation industries in the country, as reported by the Wall Street Journal in October 1996. According to the American Resort Development Association (the "ARDA"), a trade association for the vacation ownership industry, it is estimated that approximately 1.7 million United States families own VOI units worldwide and that sales volume for 1996 in the United States was in excess of $2.0 billion and in excess of $5.0 billion worldwide. The average VOI unit in the United States sells for $10,000 for a one week ownership interval, according to industry sources. LTL interest typically sell in the range of $60,000 to $125,000 per unit, depending upon the unit's location and size.

     For many vacationers, particularly those with families, a lengthy stay at a quality commercial lodging establishment can be very expensive, and the amount of space required by a family (without renting multiple rooms) makes it uneconomical for vacationers. Also, room rates and availability at such establishments are subject to change periodically. In addition to providing improved lifestyle benefits to owners, vacation ownership presents an economical alternative to commercial lodging for vacationers.

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

     The vacation ownership industry traditionally has been highly fragmented and dominated by a large number of local and regional resort developers and operators, each with small resort portfolios generally of differing quality.
The Company believes that one of the most significant factors contributing to the current success of the vacation ownership industry is the entry into the market of some of the world's major lodging, hospitality and entertainment companies. Such major companies which now operate or are developing Vacation Interval resorts include Marriott Ownership Resorts, The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, and Inter-Continental Hotels and Resorts, as well as Primus Hotel Corporation and Westin Hotels & Resorts.

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

     According to the ARDA study, the three primary reasons cited by consumers for purchasing a Vacation Interval are (i) the ability to exchange the Vacation Interval for accommodations at other resorts through exchange networks (cited by 82% of Vacation Interval purchasers), (ii) the money savings over traditional resort vacations (cited by 61% of purchasers) and (iii) the quality and appeal of the resort at which they purchased a Vacation Interval (cited by 54% of purchasers). According to the ARDA study, buyers have a high rate of repeat purchases: approximately 41% of all Vacation Interval owners own more than one interval representing approximately 65% of the industry inventory and approximately 51% of all owners who bought their first Vacation Interval before 1985 have since purchased a second Vacation Interval. In addition, customer satisfaction increases with length of ownership, age, income, multiple location ownership and accessibility to Vacation Interval exchange networks.

     The Company intends to take advantage of these demographic and other trends if it is able to extend, replace, convert into long-term debt or retire its current short-term debt obligations and obtain the necessary funds to commence development. See "- - GROWTH STRATEGIES," below. Based on past industry statistics, the Company expects the vacation ownership industry to continue to grow as the baby-boom generation continues to enter the 40-55 year age bracket, the age group which purchased the most Vacation Intervals in 1994.

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

     The Company intends to commence its Vacation Interval marketing activities by selling whole ownership LTL units in its 16 units LTL complex, Ocean Villas located in Pompano Beach, and selling discount vacation packages, which would include stays at the hotel that the Company intends to develop on the Florida Bible College Property near Disney World in Osceola, Florida. See ITEM 2, "DESCRIPTION OF PROPERTY" and "PROGRAM OF DEVELOPMENT-Development of Vacation Ownership Properties." The Company intends to employ sales representatives at the hotel to sell Vacation Intervals to the hotel guests.

     GROWTH STRATEGIES.

     The Company's primary business objective is to increase long-term total returns to shareholders through appreciation in value of the Common Stock. The Company intends to achieve this objective by implementing the long-term growth strategies summarized below. The Company will not be able to implement any of these strategies if it cannot convert into long-term debt or extend, replace or retire its current short-term debt and raise substantial additional capital to commence development operations, of which there can be no assurance. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

     DEVELOPMENT OF MAUMELLE PROPERTY AND VACATION OWNERSHIP OPERATIONS.  The
     ------------------------------------------------------------------
Company initially intends to focus on the building and sale of single-family homes in Maumelle, Arkansas, the construction and acquisition of vacation ownership properties, and the sale and marketing of Vacation Interval interests in such properties. The Company believes that such activities are the Company's most significant growth opportunities.

     Development of Maumelle Property.  The Company's growth strategy with
     --------------------------------
respect to the Maumelle Property is to focus on the building and sale of single-family homes on improved lots it intends to acquire in Maumelle and on the approximately 3,800 unimproved single-family home lots that are now part of the Maumelle Property.

     Of the approximately 5,300 single-family vacant sites in the City of Maumelle, approximately 1,500 sites are not owned by the Company. The Company plans to acquire some of these single-family sites, including some that are owned by affiliates of the Company, if it can raise sufficient funds to do so. Given the Company's ownership of a majority of available home sites in Maumelle, and the fact that under Maumelle's current Master Land Use Plan little or no new property can be added to the City of Maumelle without public hearings regarding any proposed annexation of land by the City and the subsequent approval by the City's Board of Directors, the Company believes it can achieve a dominant position in the Maumelle market for single-family home sites. Management expects that this dominance will enable the Company to implement an orderly build-out program designed to maximize the selling prices of the homes it sells. See ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--POSSIBLE ACQUISITIONS OF LAND FROM AFFILIATES."

     Vacation Interval Operations.  The Company's growth strategy with respect
     ----------------------------
to its proposed vacation interval business is to capitalize on the increasing popularity of Vacation Intervals by identifying and pursuing attractive acquisition, conversion, development and marketing opportunities in the industry.

     The Company intends to acquire and/or develop vacation interval properties in destinations where it discerns a strong demand. In evaluating whether to acquire, convert or develop a vacation interval property in a particular location, the Company expects to analyze relevant demographic, economic and financial data. Specifically, the Company intends to consider the following factors, among others, in determining the viability of a potential new vacation interval resort or other property in a particular location: (i) supply/demand ratio for the purchase of Vacation Intervals in the relevant market and for Vacation Interval exchanges into the relevant market by other Vacation Interval owners, (ii) the market's growth as a vacation destination, (iii) the ease of converting a hotel or condominium property into a vacation interval resort from a regulatory and construction point of view, (iv) the availability of additional land at or nearby the property for potential future development and expansion,
(v) competitive accommodation alternatives in the market, (vi) uniqueness of location, and (vii) barriers to entry that would tend to limit competition.

     If the Company can convert into long-term debt, or extend, replace or retire its current short-term debt and raise sufficient development capital, the Company intends to focus its initial vacation interval activities in Florida and Missouri by (1) remodeling and selling LTL units on the Ocean Villas Property,
(2) constructing a hotel on the Florida Bible College Property near Disney World in Osceola, Florida, and marketing Vacation Intervals to guests at the hotel,
(3) constructing vacation interval units on the Bible College Property, and (4) acquiring or constructing additional vacation interval interest in other resort properties in Florida. See ITEM 2, "DESCRIPTION OF PROPERTY--CERTAIN PROPERTY RECENTLY ACQUIRED OR TO BE ACQUIRED" and "--PROGRAM OF DEVELOPMENT." The ARDA estimates that Florida has a higher concentration of Vacation Intervals than any other state in the United States. See "--COMPETITION," below.

     The Company believes that an important part of its growth strategy will be to obtain approval to have any vacation interval properties it develops participate in broad-based Vacation Interval exchange networks. In a 1995 study sponsored by the Alliance for Timeshare Excellence and the ARDA, the exchange opportunity was cited by purchasers of Vacation Intervals as one of the most significant factors in determining whether to purchase a Vacation Interval. Participation in an exchange network would allow the Company's vacation interval customers to exchange in a particular year their occupancy right in the unit in which they own a Vacation Interval for an occupancy right at the same time or a different time in another participating resort, based upon availability and the payment of a variable exchange fee. A member may exchange his Vacation Interval for an occupancy right in another participating resort by listing his Vacation Interval as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired and the period during which occupancy is desired.

     Once the Company's first vacation interval property has been developed, the Company intends to apply to have its property included in a broad-based Vacation Interval exchange network. There can be no assurance, however that any future vacation interval properties developed by the Company will be accepted on a Vacation Interval exchange. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--RESULTS OF OPERATION--Factors That May Affect Future Results and Market Price of Stock."

     Another important component of the Company's growth strategy in the vacation interval industry will be the financing of Vacation Interval purchases. The Company intends to offer financing to purchasers of Vacation Intervals. The Company anticipates that this financing would be secured by an assignment of interest or a first mortgage on the underlying Vacation Interval. The Company intends to raise capital for its operation and/or debt servicing requirements by selling the promissory notes generated by this activity or using the notes as collated for future commercial loans.

     GEOGRAPHIC MARKETS DIVERSIFICATION.  The Company believes that geographic
     ----------------------------------
diversity in its real property and vacation interval development activities will be a key factor in achieving long-term stability and growth.
The Company intends to work toward this diversity by considering real estate development and vacation interval opportunities throughout the United States and by forming joint ventures with local developers.

     PRODUCT DIVERSIFICATION.  Although, initially, the Company's primary focus
     -----------------------
will be on the construction of single-family homes and vacation interval properties, the Company intends to diversify its portfolio and income sources by developing for sale the commercial and multi-family properties it currently owns or may acquire in the future.

     STRATEGIC ACQUISITIONS.  The Company intends to make strategic acquisitions
     ----------------------
of businesses in geographic areas outside of Arkansas and Florida, particularly in the vacation interval and home construction industries.

     COMPETITION.

     The real estate development and vacation interval industries are highly competitive. In Arkansas--the geographic area in which the Company initially intends to commence its single-family home and commercial development--there are numerous large national and regional firms with significantly greater experience and financial resources than the Company currently possesses. Such firms will likely compete with the Company in the acquisition of land for development, the hiring of sub-contractors, experienced management personnel, construction workers and other employees, and the sale of product. The Company also will compete for residential sales with the resale market for existing homes, multi-family home sales, including townhouses and condominiums, and with available rental properties.

     In the vacation interval industry, the Company will be subject to significant competition from other vacation interval resort owners and operators, many with extensive experience in the lodging, hospitality and entertainment areas. Many of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell Vacation Intervals in resort properties, including, among others, Marriott Ownership Resorts, The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, and Inter-Continental Hotels and Resorts. These entities possess significantly greater development experience, financial, marketing, personnel and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result.

     The Company currently has no material presence or reputation in Arkansas, Florida, Missouri or any other area in the real estate development or vacation interval industries, and due to the substantial amount of short-term debt the Company needs to extend, replace, convert into long-term debt or retire such debt and also the lack of sufficient capital, it may not be able to commence significant development activities. As a result, the Company may experience difficulties in competing with established developers. Although the Company intends to improve its ability to compete by entering into joint venture or similar development agreements with established real estate and vacation interval developers and raising additional capital, there can be no assurance of the success of any such agreements or attempts to raise capital.

     RAW MATERIALS.

     The main raw materials used in the construction of homes and vacation interval units are concrete and lumber. In addition, the Company will use a variety of other construction material, including glass and sheetrock. For commercial construction the primary materials are steel, concrete and glass.
The Company intends to use materials that are commercially available on competitive terms from a variety of sources, but there can be no assurance that such materials will be available on terms that are acceptable to the Company. Since the Company has not commenced significant construction activities, it does not yet have any principal suppliers.

     GOVERNMENTAL REGULATIONS AND STATE GOVERNMENT APPROVAL OF VACATION INTERVAL SALES.

     The building industry is subject to extensive and complex regulations. The Company, its subcontractors and any joint venture partners must comply with various federal, state and local laws, ordinances, rules and regulations regarding zoning, architectural design, construction, population, density, availability and installation of utility services, such as water, electricity, gas, and waste disposal, the preservation of the natural terrain, and other related matters, which requires resources and expertise which, for the most part, the Company currently lacks. The Company intends to obtain such resources and expertise by raising additional capital, hiring appropriate sub-contractors, and entering into consulting agreements and/or joint venture agreements with experienced real estate developers and other appropriate parties.

     The vacation interval operations of the Company will be subject to extensive regulation by the federal government and the zoning and other laws in the state, county and city jurisdictions where the Company's vacation interval properties will be located and where Vacation Intervals will be marketed and sold. At the federal level, the Company may be subject to, among others, the following legislation: the Federal Trade Commission Act, which prohibits unfair or deceptive acts, the Truth-in-Lending Act, Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Real Estate Standards Practices Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Fair Housing Act and the Civil Rights Acts of 1964 and 1968. In addition, most states including Florida have adopted laws and regulations regarding the sale of Vacation Intervals, including laws that will require the Company to file with a state authority for its approval a detailed offering statement describing the Company, all material aspects of the project and the sale of the Vacation Intervals.
Most states grant the right to purchasers to cancel a contract of purchase at any time within a period of time, usually ranging from three to fifteen days. Other applicable state laws include licensing requirements for sellers of real estate and travel sellers, and anti-fraud and telemarketing laws, price, gift, and sweepstake laws, and labor laws.

     The Company's Maumelle Property is subject to the City of Maumelle's Master Land Use Plan. Under this Plan, approximately 1,241 acres of the approximately 1,285 acres of the Maumelle Property that was developable land as of September 30, 1997, was already zoned for single-family homes. The current zoning allows the Company to apply for building permits for the approximately 3,800 single-family home sites located on this acreage. Although much of the Company's property is currently zoned for single-family homes, none of the developable land acreage is subdivided and the Company will be required to incur a significant additional cost to subdivide the property into individual lots. The Company believes it can satisfy all anticipated governmental requirements involved in the subdivision process, if it obtains adequate additional funding and expertise.

     The Company must seek building permits from the City of Maumelle Building Inspector for each home it builds in Maumelle. The Company must apply for building permits for each commercial property it develops in Maumelle from the Maumelle City Planning Commission and the City's Board of Directors. Although the Company believes it can satisfy all necessary requirements to obtain building permits, at the present time, the Company is not seeking building permits and does not intend to do so until it raises additional capital or obtains construction funding.

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

     The Company also may be subject to periodic delays or may be precluded from developing projects due to building moratoriums or slow-growth or no-growth initiatives that could be implemented in the future in the areas which it does business. In addition, governmental authorities could change the zoning of all or some of the Company's properties, or change vacation interval regulations, which could result in a decrease in property values.

     Under various state and federal laws governing housing and places of public accommodation the Company is required to meet certain requirements related to access and use by disabled persons. The Company is likely to incur substantial costs complying with such laws, which may have a material adverse effect on the Company. Additional legislation may impose further burdens or restrictions on owners with respect to access by disabled persons. The ultimate amount of the cost of compliance with such legislation is not currently ascertainable. Limitations or restriction arising from such laws may make it difficult for the Company to develop its vacation interval resort properties and may limit application of the Company's growth strategy in certain instances or reduce profit margins on the Company's operations.

     The Company believes that, with adequate funding, it can comply with all applicable laws regarding its real estate development and vacation interval operations. There can be no assurance, however, that the Company will be able to comply with all such laws. The Company expects that the costs of complying with governmental regulations will be very significant once it commences development activities. There can be no assurance that the Company will be able to obtain state approval to sell Vacation Intervals in all jurisdictions in which the Company desires to sell such interests, or that the cost of complying will not be so prohibitive as to make it unprofitable to commence vacation interval operations. Any failure to comply with applicable laws or regulations could have a material adverse effect on the Company.

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

     Certain Federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for release of ACMs and may provide for third parties to seek recovery from owners and operation of real properties for personal injury associated with ACMs. In connection with its ownership and operation of its properties, the Company may be potentially liable for such costs.

     In addition, recent studies have linked radon, a naturally-occurring substance, to increased risks of lung cancer. While there are currently no state or federal requirements regarding the monitoring for, presence of, or exposure to, radon in indoor air, the EPA and the Surgeon General recommend testing residences for the presence of radon in indoor air, and the EPA further recommends that concentrations of radon in indoor air be limited to less than 4 picocuries per liter of air (Pci/L) (the "Recommended Action Level"). The presence of radon in concentrations equal to or greater than the Recommended Action Level in one or more of the Company's properties may adversely affect the Company's ability to develop its residential and commercial properties or sell Vacation Intervals at such properties, as well as the market value of such property.

     Recently-enacted federal legislation will eventually require the Company to disclose to potential purchasers of Vacation Intervals at any Company resorts that were constructed prior to 1978 any known lead-paint hazards and will impose treble damages for failure to so notify. If the Company decides to renovate and of the existing buildings on the Florida Bible College Property, or any other properties that it may acquire in the future, the Company will be subject to this legislation if the buildings were constructed before 1978, as are the existing buildings on the Florida Bible College Property.

     Electric transmission lines are located in the vicinity of the Company's properties. Electric transmission lines are one of many sources of electro-magnetic fields ("EMFs") to which people may be exposed. Research into potential health impacts associated with exposure to EMFs has produced inconclusive results. Notwithstanding the lack of conclusive scientific evidence, some states now regulate the strength of electric and magnetic fields emanating from electric transmission lines, while others have required transmission facilities to measure for levels of EMFs. In addition, the Company understands that lawsuits have, on occasion, been filed (primarily against electric utilities) alleging personal injuries resulting from exposure as well as fear of adverse effects from transmission lines has been a factor considered in determining property values in obtaining financing and in condemnation proceedings in eminent domain brought by power companies seeking to construct transmission lines. Therefore, there is a potential for the value of a property to be adversely affected as a result of its proximity to a transmission line and for the Company to be exposed to damage claims by person exposed to EMFs.

     The Company had a Phase I investigation conducted on approximately 63% of the Maumelle Property in July and August 1995 which found no evidence of soil or ground water contamination on the studied property and recommended that a Phase II study was not warranted. This Phase I assessment was carried out in accordance with accepted industry practices and consisted of non-invasive investigations of environmental conditions at the properties, including a preliminary investigation of the sites and identification of publicly known conditions concerning properties in the vicinity of the sites, physical site inspections, review of aerial photographs and relevant governmental records where readily available, interviews of knowledgeable parties, investigation for the presence of above ground and underground storage tanks presently or formerly at the sites, a visual inspection of potential lead-based paint and suspect friable ACMs where appropriate, a radon survey, and the preparation and issuance of a written report. In 1986, an Environmental Protection Agency ("EPA") representative stated in a letter to a previous owner of the Maumelle Property, that although part of the Maumelle Property had been used by the United States government during World War II as a munitions ordnance facility until 1950, the entire site had been decontaminated by the U.S. government prior to its sale in 1961. In the letter, the EPA characterized the property as not having any further environmental concerns. No environmental studies were conducted by the Company of the Florida Bible College Property.

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

     NUMBER OF EMPLOYEES. The Company and its subsidiaries have ten part-time employees, and one full-time employee, its President, Michael G. Todd.

ITEM 2.  DESCRIPTION OF PROPERTY.

GENERAL

     The Company's principal asset is the Maumelle Property, located in Maumelle, Arkansas, title to which is held by the Operating Subsidiary. At the Company's fiscal year-end, the Maumelle Property consisted of approximately 1,241 acres of single-family sites (which included approximately 3,800 home sites), approximately 43 acres of multi-family sites, and approximately 446 acres of miscellaneous undevelopable property. The Company currently has no Commercial Lots. The Maumelle Property is currently zoned under the City of Maumelle Master Land Use Plan for various development uses, including single-family residences, multi-family units, and commercial development. As of September 30, 1997, the Company's single-family home sites in the City of Maumelle represented approximately 70% of all available vacant land in Maumelle zoned for single-family homes.

     The Maumelle Property can be divided into four categories: (1) the Large Residential Tract, (2) the Pine Ridge Lots, (3) the Multi-Family Lots, (4) the Miscellaneous Tract and Property. Each category of Maumelle Property will be discussed separately below after the following overview of the City of Maumelle. In July, 1997, the Company acquired additional real property, including approximately 36 acres of land and improvements in Osceola, Florida, discussed below, and in ITEM 1, "DESCRIPTION OF BUSINESS." See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES."

     Until September 30, 1997, the Operating Subsidiary owned the Resure Debenture, when pursuant to the terms of the Resure Settlement Agreement, the Company terminated its rights to the Resure Debenture in exchange for the cancellation of the Resure Note II. See ITEM 2, "DESCRIPTION OF PROPERTY - RESURE DEBENTURE," which is described below.

     Except as otherwise noted, the Company believes that its real property assets are in good condition and are suitable and adequate for the uses indicated. Since there are no insurable improvements on the Company's properties other than the Osceola, Florida property discussed below, the Company does not maintain any insurance coverage on most of its real property assets. The Florida Bible College Property is covered by an insurance policy covering bodily injury and property damage combined, in the amount of $1,000,000 per occurrence and in the aggregate, and a $2,000,000 policy covering the buildings on the property. Management believes the property is adequately insured.

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

     As of June 30, 1996, the average new home price in Maumelle was $152,551 and in Little Rock was $162,339, according to a Metroplan report. The number of building permits issued by Maumelle has increased 112% between 1990 and 1995, according to Metroplan. During the same period, Little Rock experienced a growth rate in building permit issuances of 58%. A total of 124 building permits were issued in Maumelle in 1995, 220 in 1996, and 142 for the first six months of 1997, with a projected total for the year of 350 permits.

     LARGE RESIDENTIAL TRACT. As of the end of the 1997 fiscal year, the Large Residential Tract was comprised of approximately 1,045 acres of undeveloped residential land. In May, the Company sold 67 acres of this land to increase its liquidity. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS--LIQUIDITY AND CAPITAL-- Certain Capital Raising Transactions." Under current zoning, the Company believes this land can be subdivided into approximately 3,300 single-family lots. The Large Residential Tract currently is zoned for residential development.

     The following summary of certain terms of the Resure Loans I and II is qualified in its entirety by the fact that effective September 30, 1997, the Company entered into the Resure Settlement Agreement which modified and brought current the Resure Note I. Under the Resure Settlement Agreement, the Resure
Note II was canceled in exchange for the termination the Resure Debenture owned by the Company. See discussion below and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES--Indebtedness and Other Liquidity Requirements."

     The Operating Subsidiary has fee title to the Large Residential Tract, all of which is subject to a first-priority mortgage securing the $3,500,000 Resure Loan I. Approximately 701 acres of the Large Residential Tract ("Residential Parcel 1) is retained by the Liquidator as collateral on the modified Resure
Note I.

     Under the original terms of the Resure Note I, quarterly payments of principal and interest in the amount of $101,591.16 commenced January 1, 1997, until its maturity date on July 1, 2000. Prior to that date interest only payments were required on a quarterly basis. Under the Resure Settlement Agreement the Company will continue to pay quarterly installments of principal and interest in the amount of $101,591.16 until the Resure Note I's modified maturity date on September 1, 1999. The amount of $525,460 that was held by the Liquidator in a restricted cash collateral account was applied to the past due interest payment of October 1, 1996, and for the principal and interest installment payments that were due January 1, April 1 and October 1,1997. The balance due at maturity, assuming payment of all scheduled principal and interest payments and no pre-payments, will be $3,305,842. The Resure Note I bears interest at a rate of 10% per annum. As of the date of this Report, the Company is current on all payments to Resure and will not owe another quarterly payment until January 1, 1998. The current principal amount of the Resure Note I is $3,426,713 as of the date of this Report. The Resure Note I may be prepaid at anytime by the Company without incurring premiums or penalties. As additional consideration for the Liquidator to enter into the Resure Settlement Agreement, the Company agreed to pay a developer's fee of $2,000 (the "Developer's Fee") for each lot sold in Parcel 1, which is comprised of approximately 701 acres of the Large Residential Property and Parcel 2, which is comprised of approximately 344 acres of the Large Residential Property. In the event that any portion of Parcel 1 is sold prior to being subdivided into single-family lots, the Company will pay $2,853 per acre, and $5844.20 per acre if Parcel 2 is sold prior to being subdivided; however, such Developer's Fees shall not exceed $2,000,000. The Developer's Fee shall be secured by a written amendment to the loan mortgage securing the Resure Note I, which shall be recorded against the 701 acres of the Large Residential Property.

     Under the Resure Settlement Agreement, the Liquidator released approximately 344 acres of the Large Residential Tract that secured the $3,500,000 Resure Note II. Prior to the settlement, payments of interest only at a rate of 7% per annum were required semi-annually on each June 30 and December 31, which coincide with substantially concurrent and equal payments payable to the Company by Resure pursuant to the Resure Debenture. See ITEM 2, "DESCRIPTION OF PROPERTY--RESURE DEBENTURE." Under the Resure Settlement Agreement, the Resure Note II was canceled by the Liquidator in exchange for the termination of the Resure Debenture, which was issued to the Company in consideration for the Resure Note II. As of the date of this Report, there are no mortgages on the 344 acres of the Large Residential Property; however, the property has been used to secure the $1,750,000 line of credit at the Bank of Atkins.

     PINE RIDGE LOTS. The Pine Ridge Lots are comprised of approximately 197 acres, including 487 single-family lots which have a preliminary plat filed with the City of Maumelle. The property is zoned for residential development. The Operating Subsidiary has fee title to the Pine Ridge Lots. There are no mortgages or liens for indebtedness or any other material encumbrances on the property. There are, however, certain legal proceedings that may result in a lien on the property. See ITEM 3, "LEGAL PROCEEDINGS." The Company, through its Home Construction Subsidiary or joint ventures anticipate constructing single-family homes on the Pine Ridge Lots in the calendar year of 1999, assuming it can raise sufficient capital.

     COMMERCIAL LOTS. The Company owned approximately 40 acres of Commercial Lots, which were zoned for commercial use. Effective September 30, 1997, the Company deeded the approximately 40 acres of Commercial Lots to Century as consideration to retire debt comprised of the Century Note I for $1,400,000 and the $350,000 Century Note II, and settle a pending legal action. The Company retains the option to purchase the 40 acres of property from Century; provided it makes certain option payments and pays a final payment in the amount of $2,132,057.39 (the "Purchase Price) by April 17, 1998. If the Company is able to purchase the Commercial Lots, the Company proposes to develop these Commercial Lots for sale, either through joint ventures or through its Home Construction subsidiary ITEM 3, "LEGAL PROCEEDINGS," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES."

     Thirty-six acres of the Commercial Lots were encumbered by a lien securing payment of special improvement taxes assessed against the property to service a $380,000 bond issuance by the City of Maumelle, Arkansas Multi-Purpose Improvement District No. 2. The annual tax on the property was $92,430, payable each October 10. Century assumed the liability for the special improvement taxes and the ad valorem taxes, including those due on October 10, 1997, upon the delivery of the deed to said 36 acres.

     MULTI-FAMILY LOTS. The Multi-Family lots are approximately 43 acres of land that have been zoned for multi-family use. The Company proposes to develop these Multi-Family Lots for sale, either through joint ventures or through its Home Construction Subsidiary. The Company, however, may sell certain portions of the Multi-Family Lots prior to development as required to meet liquidity requirements or if the Company's Management determines that a particular property is not appropriate for development by the Company. The Operating Subsidiary has fee title to these lots, subject to the liens discussed below.

     Approximately 30 acres of the Multi-Family Lots are subject to a lien in favor of the Bank of Little Rock, as security for a $400,000 line of credit and a $450,00 line of credit provided by that Bank, of which an aggregate of $849,024 was outstanding as of the Company's fiscal year end, and $700,000 as of December 1, 1997. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES--Indebtedness and Other Liquidity Requirements. Each line of credit bears interest of a fixed rate of 10% per annum. The $400,000 line of credit requires monthly interest payments commencing May 10, 1997, until April 10, 1998, when a balloon payment consisting of the entire principal balance and accrued interest under the line is due and payable. This line is secured by approximately 11 acres of the Commercial Property. The $450,000 line of credit requires no monthly payments of interest or principal, but was payable on demand or November 5, 1997, whichever was sooner. This line of credit is secured by approximately 19 acres of the Commercial Property. Subsequent to the Company's fiscal year, the $450,000 line of credit from the Bank of Little Rock was modified to extend the maturity date to February 5, 1998, or on demand, whichever is sooner.

     As of September 30, 1997, all ad valorem taxes on the Multi-Family Lots are current.

     MISCELLANEOUS TRACT AND PROPERTY. The Miscellaneous Tract and Property consists of approximately 446 acres of wetlands. The Operating Subsidiary has fee title to the Miscellaneous Tract and Property, which are held free of any encumbrances or liens. The Company has no current development plans for such property. The wetlands property is located in the Arkansas River and, therefore, is unsuitable for development.

     FLORIDA BIBLE COLLEGE PROPERTY. As discussed above, the Company acquired the Florida Bible College Property in Osceola, Florida on July 30, 1997. Fee title to such property is held by the Florida Resorts Subsidiary. There are no liens on the property, other than those for taxes not yet due. See ITEM 1, "DESCRIPTION OF BUSINESS." As of the date of this Report, the Company has not taken depreciation on the property. Taxes on the property and improvements were $0 in 1997, as the previous owner was a tax exempt organization. The Florida Bible College Property has not been reassessed, but the Company believes taxes should be around $58,000 per year based upon prior assessments.

     The Florida Bible College Property consists of buildings and other improvements on approximately 36 acres of land near Disney World. The improvements include two vacant two-story hotel buildings, totaling approximately 49,450 square feet. The buildings contain 95 rooms, as well as a lobby area, offices, a cafeteria, a kitchen, and meeting space. The improvements also include a swimming pool, landscaping, irrigation, an asphalt paved parking area and concrete walks and curbs. The structures are not occupied and Management has determined that the facilities are not adequate for or suitable for the Company's intended use of the property. See "--PROGRAM OF DEVELOPMENT," below.

     Approximately 22 acres are zoned for commercial and industrial use. This property includes an office/education building, an auditorium, an administrative building, and five single-family residences. These improvements are in fair to good condition. The buildings are not occupied and as of the date of this Report, the Company has listed this portion of the property for sale.

CERTAIN PROPERTY RECENTLY ACQUIRED OR TO BE ACQUIRED

     THE BRANSON, MISSOURI PROPERTY. In June 1997, the Company entered into agreements to purchase approximately 21 acres of undeveloped land in Branson, Missouri, for approximately $4,200,000. The purchase agreements relating to this property required the sale to close by September 12, 1997. Although the Company did not close on the Branson property in September, the Company continues to negotiate to acquire the property. The Company does not currently have the funds necessary to close the transaction. See "Prospective Sources of Liquidity," below. If the property can be acquired and sufficient capital raised, the Company intends to develop vacation ownership units on the property.

     OCEAN PALMS RESORT. As discussed above, subsequent to the Company's fiscal year-end, the Company purchased the rights to the Ground Lease and improvements of Ocean Palms Resort located in Pompano Beach, Florida. The property consist of a 53 LTL unit complex, pool, office areas, parking area and other amenities. The assignment of the Ground Lease rights is held by the Florida Resorts Subsidiary. The Ground Lease is for a period of 99 years, and will expire on March 1, 2064. The Ground Lease is payable to Nancy H. Newell and Jane H. Tubbs, or their successors or assigns, at a rate of $76,200, per year due on March 1. The Ground Lease is encumbered by a mortgage in the amount of $1,158,000 held by various trusts and individuals (the "Ocean Palms Mortgagee"), which the Florida Resorts Subsidiary assumed. The Ocean Palms Mortgage is evidenced by a promissory note ("Ocean Palms Note") in the amount of $1,158,000 and bears interest at a rate of 12.75% per annum. The Ocean Palms Note is payable interest only in the amount of $12,303.75 each month from January 1, 1998 to May 1, 1998. The note is payable thereafter in the amount of $17,119.85, commencing May 1, 1998, until its maturity on April 1, 1998, when the note is due in full. The Company has the option of extending the Ocean Palms Note for two additional years, by paying an option fee of 1% of the then outstanding principal balance of the note on or before March 1 of each year. The Ocean Palms Note is collaterized by an assignment of the Ocean Palms Resort Paper held by the Company and the conditional assignment of the Ground Lease to the Ocean Palms Mortgagee. Under the terms of the assignment of the paper, the Company is obligated to pay the Ocean Palms Mortgagee the monthly proceeds from the Ocean Palms Paper up to the amount of the monthly mortgage payment.

      The 53 LTL units have been sold and are in good condition, as is the common area improvements. The owners of the individual units are responsible for the taxes, insurance and maintenance of their unit and a share of the common area maintenance. These costs are assessed and collected monthly by the Company as part of its management services. These management services also include the management of the common area property and the rental of LTL units for owners that choose to rent their units as hotel rooms. Management believes Ocean Palms Resort is adequately insured.

     OCEAN VILLAS.    As discussed above, subsequent to the Company's fiscal
year-end, the Florida Resorts Subsidiary acquired all of the issued and outstanding stock of OPV Development, Inc. ("OPV"), an unaffiliated third party. With the stock acquisition, the Company acquired OPV's primarily asset, two lease rights to a four lot parcel of land and improvements (the "Ground Leases") located in Pompano Beach, Florida (the "Ocean Villas Property"). The Company acquired the 16 LTL unit Ocean Villas, and approximately $294,000 in promissory notes (the "Ocean Villas Paper") created from the prior sale of 4 LTL units, for approximately $107,000 in cash, and the assumption of a first mortgage of $375,000 and a second mortgage of $150,000 which encumbers the Ground Leases.

     The First Ground Lease, dated July 1964, requires payment in the amount of $2,614.18 every six months, with the next payment due January 20, 1998, and is for a period of 99 years, of which 65 years and 5 months remain. The Second Ground Lease, dated December 1969, requires payment in the amount of $2,848.55 every six months, with the next payment due January 21, 1998, and is for a period of 99 years, of which 65 years and 5 months remain.

     The First and Second Ground Leases are encumbered by two mortgages. The first mortgage leasehold, and promissory note evidencing the mortgage (the "First Ocean Villas Note",),dated September 17, 1997 in the amount of $375,000, payable to Onofrio Biviano. The First Ocean Villas Note bears interest at a rate of 10.5% per annum with payments of interest and principal of $3,743.92 due on the 17/th/ of each month until the note matures on September 17, 2001, when any remaining outstanding balance is due.

     The second mortgage leasehold and promissory note evidencing the mortgage (the "Second Ocean Villas Note"), dated December 9, 1997 in the amount of $150,000, payable to Domenick Greco, Trustee and Leonard Gross. The First Ocean Villas Note bears interest at a rate of 12% per annum payable interest only in the amount of $1,500 per month, commencing January 9, 1998 until the note's maturity on December 9, 1998, when the entire principal and accrued interest is due.

     The First and Second Ocean Villas Mortgage are secured by collateral assignments to the mortgagees of any and all non-recourse installment notes arising out of the sale of the Ocean Villas LTL units, until such mortgages are paid in full.

     Four of the 16 Ocean Villas units have been remodeled and sold to third parties at an average price of $73,743 per unit, which resulted in the Ocean Villas Paper, discussed above. The remaining 12 unsold units will require approximately $50,000 in renovation. The Company is in the process of renovating and marketing the LTL units for sale through an unaffiliated real estate brokerage firm. Management believes the property is adequately insured.

     Taxes on the Ocean Villas complex are approximately $12,432 and are due on December 31, 1997. The Company intends to pay the taxes in a timely manner.

PROGRAM OF DEVELOPMENT.

     The Company will not be able to implement any of the following plans for developing its properties if it cannot convert into long-term debt, or extend, replace or retire its current short-term debt and raise substantial additional capital, of which there can be no assurance. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

     DEVELOPMENT OF PROPERTY IN MAUMELLE. The Company intends to commence its initial home development activities by the first quarter of 1998 by acquiring approximately 30 improved single-family lots from third-party property owners and building its first homes on such property. The Company intends to build approximately 175 homes on acquired single-family lots within the next 2 years, to be sold for sales prices in the range of $125,00 to $160,000.

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

     The Company intends to build up to 3,300 moderately priced single-family homes on the Large Residential Tract for sales prices in the range of $125,00 to $200,000. The Company estimates that the cost for building and selling these homes, inclusive of general and administrative expenses, sales and marketing expenses, and closing costs, will be in the range of $100,000 to $160,000 per home.

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

     There are no current plans for the improvement or development of the Commercial Lots or the Miscellaneous Tracts and Properties. These properties are being held for the purpose of future development or resale, depending upon the Company's liquidity needs or if Management determines specific properties do not meet its development strategies.

     DEVELOPMENT OF VACATION INTERVAL PROPERTIES. The Company intends to conduct vacation interval operations initially in Florida, Arkansas and Missouri, either on its own or with joint venture partners. The Company intends to immediately commence vacation ownership activities by renovating and selling LTL units in the Pompano Beach, Florida Ocean Villa Property that was acquired subsequent to the fiscal year end. The Ocean Villa Property consists of 16 LTL units, of which 12 units remain unsold. The Company intends to initially manage the Ocean Villas and the Ocean Palms Resort LTL units. Such management services include the up-keep of the common areas and the rental of the LTL units as hotel rooms for LTL owners that choose to rent their units.

     The Company also intends to initially construct a hotel on its Florida Bible College Property near Disney World, Florida. Although the property has two vacant two-story hotel buildings on the property, totaling approximately 49,450 square feet, Management has determined that the buildings are not suitable or adequate for their purposes and plan to demolish the buildings. Assuming the Company is able to obtain the necessary capital through construction and long-term debt financing for such development, of which there can be no assurance, the Company intends to begin vacation ownership business development activities by constructing a seven story 264 room hotel on the Florida Bible College Property. The Company intends to use the hotel in the Company's proposed Vacation Interval marketing operations. See "--DESCRIPTION OF PROPERTY," above, and ITEM 1, "DESCRIPTION OF BUSINESS--RECENT BUSINESS DEVELOPMENT." The Company intends to sell discount vacation tours to prospective Vacation Interval purchasers, which would include a stay in the

Company's hotel, and employ marketing representatives to sell VOI units to the hotel guests. See ITEM 1, "DESCRIPTION OF BUSINESS--BUSINESS OF THE COMPANY-- MARKETING AND ADVERTISING." Management estimates that the construction of the hotel, which will include a vacation interval sales offices, on the Florida Bible College Property will cost approximately $14,000,000 and will commence when the Company is able to obtain the necessary financing. The Company initially intends to contract with an unaffiliated management firm to manage the hotel.

     After the construction of the hotel, the Company intends to develop a health spa and approximately 150 Vacation Interval units on the property, although such plans are in the preliminary stages. The timing and actual number of rooms and Vacation Interval units built will depend on the demand for hotel space and Vacation Intervals and the level of the Company's Vacation Interval pre-sales.

     The Company intends to finance the construction of the hotel building by obtaining a construction and permanent loan secured by the property, which currently is unencumbered by indebtedness for borrowed money. Although an unaffiliated third party appraised the property in December 1997 at $4,570,000, there can be no assurance that the Company will be able to obtain the necessary financing, given the Company's need to extend, replace, convert into long-term debt, or retire its short-term debt and raise sufficient capital to commence meaningful operations. The Company intends to finance the construction of the spa and the construction of the Vacation Interval units on the Florida Bible College Property by construction and long-term debt financing, secured by the property.

     The Company intends to sell the approximately 22 acre commercial and industrial portion of the property to a developer of commercial property.

     The Company also intends to construct a vacation ownership resort on the approximately 21 acres of undeveloped land in Branson, Missouri, if it is able to negotiate a new agreement to purchase the property. The current agreement expired September 12, 1997; although the Company currently does not have sufficient funds to consummate this acquisition. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES-- Indebtedness and Other Liquidity Requirements."

RESURE DEBENTURE.

     On September 1, 1995, the Operating Subsidiary acquired the Resure Debenture in connection with the $3,500,000 Resure Loan II. See ITEM 1, "DESCRIPTION OF BUSINESS--BUSINESS DEVELOPMENT," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES-- Indebtedness and Other Liquidity Requirements." The Resure Debenture was issued by Resure to the Operating Subsidiary as consideration for the $3,500,000 Resure
Note II. The Operating Subsidiary was entitled to receive semi-annual payments of principal and interest on the Resure Debenture, which generally matched the amount and timing of the semi-annual principal and interest payments payable by the Company to Resure under the Resure Note II.

The principal and interest payments received by the Company under the Resure Debenture were used to pay the semi-annual payments due to Resure under the Resure Note II. The semi-annual principal and interest payments commenced December 1995 and were to terminate in June 2000. Interest under the Resure Debenture accrued at a rate of 7% per annum.

     Under the Resure Settlement Agreement, effective September 30, 1997, the Resure Liquidator canceled the Company's obligations under the Resure Note II, in return for the cancellation of the Resure Debenture.

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

     INVESTMENT POLICIES.

     Investments in Real Estate or Interests in Real Estate.  The Company
     ------------------------------------------------------
generally conducts all of its investment activities through the Operating Subsidiary and intends to do so for the foreseeable future, except that any construction activity will likely be conducted through the Home Construction Subsidiary and any vacation ownership development will be conducted through
individual subsidiaries to be owned by the Resort Subsidiary.   During the 1997
fiscal year, the Company expanded its focus to include vacation ownership operations, because Management believes that the vacation ownership industry has substantial growth potential.

     The Company's investment objective is to increase long-term total returns to shareholders through appreciation in the value of the Common Stock. The Company's policy is to acquire or develop assets where the Company believes that favorable investment opportunities exist based on market conditions at the time of the investment.

     The Company expects to pursue its investment objectives primarily through the direct ownership of properties by the Operating Subsidiary and/or subsidiaries to be owned by the Resort Subsidiary, although, as discussed below, the Company may also pursue indirect property ownership opportunities, particularly if it is necessary or advisable to do so in order to acquire the development resources, which the Company now lacks. The Company intends to acquire or develop residential, commercial, and vacation ownership properties primarily in the Maumelle area, Florida, and Missouri, but may pursue the acquisition or development of residential, commercial and vacation ownership properties in other areas of the United States.

     Future development or investment activities will not be limited by the governing documents of the Company or its subsidiaries to any geographic area, product type or specified percentage of the Company's assets. It is the Company's policy to acquire assets primarily for possible capital gain.

     Securities of or Interests in Persons Primarily Engaged in Real Estate
     ----------------------------------------------------------------------
Activities and Other Issuers.  The Company also may invest in securities of
----------------------------
other entities engaged in real estate activities or invest in securities of other issuers, including investments by the Company for the purpose of exercising control over such entities. No such investments will be made, however, unless the Board of Directors determines the proposed investment would not cause the Company to be an "investment company" within the meaning of the Investment Company Act of 1940, as amended (the "Investment Company Act"). Should management recommend prospective acquisitions in the be the policy to enumerate a correlation between the strategic objectives of the Company and the prospective acquisition, or a plan to enhance shareholder value as measured by future book value or earnings per share.

     Investments in Mortgages.  Subsequent to the Company's fiscal year, the
     ------------------------
Company acquired $2,600,000 in promissory notes, secured by conditional assignments on leases on various LTL units in the Ocean Palms Resort Property. The notes have been collaterally assigned by the Company to the holder of the Ground Lease mortgage, as security. The Company has no immediate plans to warehouse mortgages. The Company has determined that it is in its best interests to engage in such activities as a means of providing enhanced service to its Vacation Interval buyers. The Company may also offer such services to its home buying customers, and hold mortgages generated from the sale of its Maumelle Property inventory, as well as its Vacation Interval units.

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

     In the vacation interval industry, the Company will be subject to significant competition from other vacation ownership resort owners and operators, many with extensive experience and market presence in the lodging, hospitality and entertainment areas. Many of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell Vacation Intervals in resort properties, including, among others, Marriott Ownership Resorts, The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, and Inter-Continental Hotels and Resorts. These entities possess significantly greater development experience, financial, marketing, personnel and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result.

     The Company currently has no material presence or reputation in Arkansas, Florida, Missouri, or any other area in the real estate or vacation interval development industry and does not have sufficient capital to commence significant development activities. For this and other reasons discussed herein, the Company may experience difficulties in competing with established developers.

     The Company believes that its ownership of a substantial majority of the available undeveloped single-family home properties in Maumelle will give the Company an advantage in entering the single-family home construction market in Maumelle, assuming it is able to obtain sufficient capital to commence construction activities. Although the Company does not currently have substantial vacation interval industry expertise, Management believes that such expertise can be acquired if the Company obtains the necessary capital to attract experienced personnel.

ITEM 3.  LEGAL PROCEEDINGS.

     On August 12, 1996, a foreclosure action was instituted against the Operating Subsidiary and the Predecessor Corporation, AWEC Resource, Inc., as guarantor, by Century in the Chancery Court of Pulaski County, Arkansas (the "Century lawsuit"). Century was seeking to foreclose on 36 acres of the Commercial Lots of the Maumelle Property securing the $1,400,000 Century Note I, which currently was in default. As a result of cross-default provisions of the $350,000 Century Note II, Century alleged that the Century Note II was also in default. On September 16, 1996, the Company filed an answer and counterclaim against Century claiming that the Century Note I and the Century Note II were usurious.

     The Operating Subsidiary and the Company entered into the Century Settlement Agreement, Effective September 30, 1997, to settle the foreclosure action instituted by Century and the counterclaim filed by the Company. Under the provisions of the Century Settlement Agreement, the Company delivered to an escrow agent for the benefit of Century, a deed to 36 acres of the

Commercial Property, known as Tract D, and an approximate 3.8 acre tract of land adjoining Tract D ("Corner Tract"). The Company also paid $17,500 to Century simultaneous to the execution of the Century Settlement Agreement. The Company retains the right to repurchase the approximate 40 acres of the Commercial Property and the Corner Property; provided it makes five option payments of $17,500 each on the 17/th/ of each month commencing November 17, 1997. In addition, the Company must make a final payment in the amount of $2,132,057.39 (the "Purchase Price", due on April 17, 1998; provided that the Option Payments are not in default. In return, Century canceled the Century Note I in the amount of $1,400,000 and Century Note II in the amount of $350,000 owed by the Company and delivered to the escrow agent certificates for 700,000 shares of the Company's common stock it currently owns. The shares of Common Stock and the deeds to the approximate 40 acres of Commercial Property and the Corner Tract will be delivered to the Company upon the completion of the option Payments and the Purchase Price. As of the date of this Report, the Company has paid the November 17/th/ and December 17/th/ payments.

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

     On March 13, 1997, the Company, as intervenor in the foregoing lawsuit, was granted a summary judgment, that released the Pine Ridge Improvement District's lien on the Pine Ridge Lots owned by the Company. An appeal of this judgment is pending, and there can be no assurance that the lower court's decision will be upheld.

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

     The high and low bid prices for shares of common stock of the Company for each quarter within the last two fiscal years are as follows:

                                      BID

Quarter Ending                       High                    Low
--------------                       ----                    ---

September 30, 1995                   1 1/16                  1/16

December 30, 1995                    5/8                     3/8

March 31, 1996                       2 1/2                   2 1/2

June 30, 1996                        2 3/4                   1 3/4

December 30, 1996                    2                       1.25

March 31, 1997                       1.25                    1.06

June 30, 1997                        1.25                     .81

September 30, 1997                    .94                     .75

     These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB"), and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

HOLDERS

     The number of record holders of the Company's common stock was 508 as of September 30, 1997, and 514 as of December 16, 1997.

DIVIDENDS

     During the fiscal year ended September 30, 1997 and the fiscal year ended September 30, 1996, the Company did not declare any cash dividends with respect to its Common Stock. The Company does not expect to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, particularly since the Company has decided to shift the focus of its primary business to developing single-family homes and vacation ownership properties and in marketing and selling Vacation Intervals, and has had no operational history in these new areas of business. There are no material restrictions limiting, or restrictions that are likely to limit, the Company's ability to pay dividends on its Common Stock in the future, except that the articles of incorporation of the Company permit the board of directors to approve the issuance of preferred stock having such rights as may be designated by the board without shareholder approval. Such rights may include preferences with respect to dividends as well as prohibitions against the declaration of dividends on Common Stock under certain circumstances.

     The following issuances of unregistered securities occurred during the fiscal year ended September 30, 1997:

     (1) In November 1995, the Predecessor Corporation issued 700,000 shares of Common Stock to Century in connection with the refinancing of the original $6,737,000 Maumelle Property acquisition promissory note. The shares were issued as consideration for the payment of $3,321,794 of such debt. Such shares were issued to Century in reliance on Section 4(2) of the Securities Act. Effective September 30, 1997, Century delivered the shares to an escrow agent. Upon the completion by the Company of the Option and Purchase Payments, the escrow agent will deliver to the Company the 700,000 shares owned by Century for cancellation.

     (2) In July 1996, the Company entered into a financial consulting agreement with Olsen & Associates Consulting, Inc. ("Olsen"), which was amended in September 9, 1996. As consideration for the financial consulting services to be rendered by Olsen, the Company agreed to issue 150,000 shares of Common Stock to Olsen, as well as an option to purchase up to 350,000 shares of Common Stock. On September 30, 1997, the agreement between the Company and Olsen was extended to December 31, 1998. The Company relied on Section 4(2) of the Securities Act in agreeing to issue such securities.

     (3) On July 30, 1997, the Company issued 100,000 shares of Common Stock to MLT in exchange for all of the outstanding stock in Capitol Resorts of Florida, Inc. (the "Florida Resorts Subsidiary"). The shares were issued as consideration for the Florida Resorts Subsidiary's contractual right to purchase approximately 36 acres of land and improvements in Osceola County, Florida, (the "Florida Bible College"). The Company relied on Section 4(2) of the Securities Act in agreeing to issue such securities.

     (4) On July 29, 1997, the Company issued 50,000 shares of common stock to David Paes in consideration of management services rendered to the Company. The Company relied on Section 4(2) of the Securities Act in agreeing to issue such securities.

     (5) On July 29, 1997, the Company issued 50,000 shares of Common Stock to Mary Peyton in consideration for management services rendered to the Company. The Company relied on Section 4(2) of the Securities Act in agreeing to issue such securities.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

     The following discussion should be read in conjunction with the financial statements and the notes thereto appearing in Item 7 of this Report (the "Financial Statements"). As noted in below and elsewhere in this Report, the Company needs to convert into long-term debt, or extend, replace or retire its current short-term debt obligations in order to remain liquid and raise additional capital to commence significant operations.

     During the period covered by the financial statements, the Company significantly changed the nature of its business activities from land sales to real estate development and vacation interval operations (all as discussed in more detail herein), although no meaningful development operations have commenced. As a result, the Company's management does not believe the historical financial information presented in the Financial Statements is indicative of likely future results of operations. The Company believes that its ability to generate revenues in the future from real estate development and interval activities will depend in large part on its ability to extend, replace, convert into long-term debt or retire its current short-term debt and raise sufficient capital to commence meaningful development operations, and the Company's ability to develop or acquire greater construction, sales and other real estate and interval development expertise than the Company now possesses.

RESULTS OF OPERATIONS

     COMPARISON OF YEAR ENDED SEPTEMBER 30, 1997 TO YEAR ENDED SEPTEMBER 30, 1996. For the year ended September 30, 1997, the Company experienced a profit of $40,807 compared with a loss of $1,109,053 for the year ended September 30, 1996. The difference in performance resulted primarily from revenues of $4,139,299 in the year ended September 30, 1997. In comparison revenues for the year ended September 30, 1996 were $31,676. The cost of sales for the year ended September 30, 1997, amounted to $1,895,828, resulting in a gross profit of $2,243,474 or an increase of $2,211,798 over 1996 results. This increase in gross profits more than offset an increase of $836,509 in selling, general and administrative expenses over the comparable expenses for 1996 of $610,820.

     Sales increased by $4,107,623 for the year ended September 30, 1997, from $31,676 for the year ended September 30, 1996, as a result of the sale of a 67 acre single family parcel of land at a price of $1,552,730, the sale of a two acre commercial parcel for $110,000, the sale of a small tract of residential property for $30,000, the sale of 40 acres of commercial property to Century Realty for $2,192,583, and the sale of timber from the undeveloped single family portion of the Maumelle Property for $235,864. The dissolution of the joint venture with The Monterra Group also provided revenues of $18,122 from the net proceeds of the sale of lots. gross profits for the year ended September 30, 1997 was $2,243,474. Gross profits for the year ended September 30, 1996 was $31,676.

     From the year ended September 30, 1996 to the year ended September 30, 1997, operating expenses increased from $610,820 to $1,447,329, an increase of $836,509. The increase in operating expenses resulted primarily from increased expenses for financial consulting, legal fees, amortization of loan costs on short term borrowings and recognition of the uncollectible accrued interest due from the Resure Debenture. A major portion of the increase resulted from an increase in management and consulting fees from $49,944 for the year ended September 30, 1996, to $564,074, an increase of $514,130. However, of this increase, $163,983 was accrued for management fees to Maumelle Enterprises. $226,000 was not paid in cash but credited against the exercise price of certain stock options granted to two consultants.
Amortization expenses increased to $291,271 in the year ended September 30, 1997, from a total of $57,232 in the prior year, an increase of $234,039. This resulted from expensing the remaining capitalized loan costs on the $3,500,000 Resure Note II and amortization of loan fees on various short term notes. The Company also realized an expense of $123,893 as an allowance for accrued interest due from Resure which was not collected under the Settlement Agreement with Resure. There were no corresponding expenses in the year ended September 30, 1996. However, there was a decrease of $240,000 from September 30, 1996 expenses due to the forgiveness of $240,000 in salary for fiscal year 1997 by the Company's President, Michael G. Todd in the fourth quarter of fiscal year ended 1997. Mr. Todd forgave another $240,000 in accrued salary for fiscal year 1996 during fiscal year 1997, which increased additional paid in capital as of September 30, 1997. The Company continues to accrue expenses to Maumelle Enterprises, a related party, of management and consulting fees. Mr. Todd has indicated it is his intention to commence accruing his salary of $20,000 per month as of October 1, 1997. Maumelle Enterprises and Mr. Todd have represented to the Company that it is their intention to allow the Company to accrue such fees until the Company is financially in the position to pay the fees.

     The Company believes that its results of operations can improve in the future if it is able to raise sufficient additional capital to extend, replace or retire its short-term debt, or convert such debt into long-term debt, and commence significant development operations and to take advantage of an apparent increase in building activity in the City of Maumelle in 1996, and the increase in sales nationally of Vacation Intervals, which are summarized below. There can be no assurance, however, that such trends will continue or that the Company will be able to capitalize on these trends.

     Two hundred and twenty permits were issued by the City of Maumelle for the construction of new single-family homes during the 1996 calendar year. During the first six months of 1997, 142 permits have been issued for the construction of new homes and a total of 350 permits are projected for the 12 month period. Although there can be no assurance that such increase in activity will continue the Company believes that the level of home development activity in Maumelle will continue to increase in the future, as compared to 1996, for the following reasons:

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

     (3) The Country Club of Arkansas, a golf-oriented development in Maumelle, has completed improvements and opened its new golf course to the public in the Fall of 1996. As of September 30, 1997, this development has approximately 450 home sites remaining to be developed. The owner/developer of the Country Club of Arkansas has placed substantial amounts of advertising and promotion into local print media which may produce a positive effect for future development activity in Maumelle.

     (4) Since May 1997, 750 new jobs have been created in the City of Maumelle as a result of continuing industrial expansion. Since 1992, City of Maumelle has added 4,000 new jobs and expects this growth to continue, although there can be no assurance that the city will continue to see such job expansion.

     The Company does not foresee any significant elements of income or loss that would arise outside of the ordinary course of business, except for the losses that would likely arise if the Company becomes unable to liquidate property or obtain the necessary capital to retire its existing short-term debt if the Company is unable to extend, replace or convert such debt into long-term debt. See "LIQUIDITY AND CAPITAL RESOURCES," below.

     Even if the Company can extend, replace, convert into long-term debt or retire its existing short-term debt, obtain construction loans and/or raise sufficient capital to commence its home-building and interval operations, there may be some seasonal variance in the flow of income from these operations. Such variances could arise, for example, from the impact of weather on any construction in progress. Typically, substantial rainfall is experienced in Central Arkansas from November through March, from April through September in Florida, and snow or rain from November through March in Missouri.

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

     Liquidity Issues. The Company currently has $2,025,000 in short term debt
     ----------------
that will mature during fiscal year ended September 30, 1998 and which may prevent the Company, unless extended, replaced retired or converted into long-term debt, from realizing or consummating any of its business plans, objectives, strategies, or transactions. Except for the short-term debt, the Company has minimal operating income and its primary source of funds to meet operating expenses for the last two years has been the liquidation of its real property inventory. There can be no assurance that the Company will be able to extend, replace, convert the short term debt into long-term debt, raise sufficient capital to retire the debt, or generate sufficient revenues to pursue the business plans, objectives, strategies, or transactions discussed herein.

     The home building and construction and interval resort industries are capital-intensive and generally involve a high degree of leveraging and up-front expenses to acquire land, improve it, and begin development. The Company intends to commence Vacation Interval activities by renovating and offering for sale LTL units in the Ocean Villas Property located in Pompano Beach, Florida in the first quarter of 1998. The Company further intends to commence building a hotel on its Florida Bible College during the fiscal year 1998, assuming it can obtain a construction loan collaterized by the property, which is currently unencumbered. The Company also intends to commence single-family home development in Maumelle in the first quarter of 1998. There can be no assurance, however, that the Company will be able to obtain such loans. In addition, the Company will need to raise substantial additional capital, or enter into joint ventures or other development agreements with well-funded development partners to implement its growth strategies in the vacation industry. There can be no assurance that the Company will be able to raise sufficient additional capital or enter into joint venture or other development agreements with developers under terms that are favorable to the Company, or at all.

     Competition.  The real estate development and vacation interval industries
     -----------
are highly competitive. In Arkansas--the geographic area in which the Company initially intends to build homes--there are numerous large national and regional firms with significantly greater experience and financial resources than the Company currently possesses. Such firms will likely compete with the Company in the acquisition of land for development, the hiring of sub-contractors, experienced management personnel, construction workers and other employees, and the sale of product.

     In the vacation interval industry, the Company is subject to significant competition from other interval developers and operators, many with extensive experience and market presence in the lodging, hospitality and entertainment areas and significantly greater development and operating experience and financial, marketing, personnel and other resources than those of the Company. The ARDA estimates that Florida--the state in which the Company intends to commence its interval development--has a higher concentration of Vacation Intervals than any other state in the United States. See ITEM 2, "DESCRIPTION OF PROPERTY--POLICIES WITH RESPECT TO CERTAIN ACTIVITIES--Competitive Conditions."

     The Company currently has no material presence or reputation in Arkansas, Florida, Missouri, or any other area in the real estate development or interval industries and does not have sufficient capital to commence significant development activities. For this and other reasons discussed herein, the Company may experience difficulties in competing with established developers.

     Lack of Experience.  The Company has no operational experience in the real
     ------------------
estate development industry and has little experience in the vacation interval industry. Such inexperience may make it difficult for the Company to achieve its business plans and objectives, particularly given the existence of competition from more experienced and better capitalized companies.

     Dependence on Vacation Interval Exchange Networks; Risk of Inability to
     -----------------------------------------------------------------------
Qualify Resorts.  The attractiveness of Vacation Interval ownership is enhanced
---------------
significantly by the availability of exchange networks that allow Vacation Interval owners to exchange in a particular year the occupancy right in their Vacation Interval for an occupancy right in another participating network resort. According to the ARDA, the ability to exchange Vacation Intervals was cited by buyers as a primary reason for purchasing a Vacation Interval. Several companies provide broad-based Vacation Interval exchange services. Since the Company has not commenced interval operations, the Company is not currently qualified for participation in any exchange network.

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

     Interest Rates; Mortgage Financing.  Demand for homes, as well as for
     ----------------------------------
commercial construction, is adversely affected by increases in interest rates. If interest rates increase, demand for homes and other projects the Company may develop may be significantly reduced due to prospective buyers' inability to obtain financing. Changes in interest rates may also affect the Company's ability to sell Vacation Intervals to consumers on credit. Any adverse changes in the availability of Federal Housing Administration or Veterans Administration mortgage financing may also adversely impact the Company's housing sales.

     Many Factors Beyond The Company's Control.  The nature of the real estate
     -----------------------------------------
development and interval industries is cyclical and is affected by various factors beyond the Company's control, including changes in the general and local economy, employment, availability of financing, interest rates, changes in demographics, housing or Vacation Interval demands, as well as changes in government regulations. Developers are subject to a number of other risks, including availability and cost of land, materials, and labor, weather conditions, construction delays, costs controls, and increases in real property taxes and local government fees. Any economic downturn in the United States could negatively affect the travel and tourism industry which could have a material adverse effect on the Company's plans to develop interval properties.

LIQUIDITY AND CAPITAL RESOURCES

     INDEBTEDNESS AND OTHER LIQUIDITY REQUIREMENTS. The principal amount of the Company's total debt at September 30, 1997, included, without limitation, the following (see ITEM 2, "DESCRIPTION OF PROPERTY--MAUMELLE PROPERTY" for descriptions of encumbered properties referenced below):

     . $3,500,000 Resure Note I, the amended recourse note, payable to Resure, matures September 1, 1999, secured by the approximately 701-acre Large Residential Tract; 10% interest, paid quarterly until October 1, 1996, then quarterly payments of principal and interest in the amount of $101,591.15 are required.

     . $200,000 recourse note payable to Davister Corp. (the "Davister Note"), matured January 9, 1996, unsecured; 9% interest payable at maturity.

     . $977,706 in non-secured short-term debt financed by private sources. The promissory notes generally bear interest at a rate of 10% per annum and mature nine months from the date of issuance of each note.

     . $400,000 in a commercial revolving line of credit from the Bank of Little Rock (the "Little Rock Credit Line I"), secured by 11 acres of the multi-family Maumelle Property. The Little Rock Credit Line I bears interest at a fixed rate of 10% per annum. The Company is required to pay interest only on a monthly basis until the credit line matures on April 10, 1998, when the unpaid principal balance plus any accrued interest is due and payable. As of December 10, 1997, the balance of the Little Rock Credit Line I is $378,000.

          $450,000 in a commercial revolving line of credit from the Bank of Little Rock (the "Little Rock Credit Line II"), secured by 19 acres of the multi-family Maumelle Property. The Little Rock Credit Line II bears interest at a fixed rate of 10% per annum and matured November 5, 1997 or on demand. On November 5, 1997, the credit line's maturity date was extended to until February 5, 1998, or on demand, whichever is sooner, at which time the interest and principal is due and payable. As of December 10, 1997, the balance of the Little Rock Credit Line II is $450,000.

     . $25,000 in ad valorem real property taxes, relating to all portions of the Maumelle Property, due and payable as of December 31, 1997.

     The Company is current on all of the foregoing debt, except the Davister Note. Although the Davister Note has matured, the lender has not demanded payment or instituted collection proceedings. The Company intends to retire this debt in fiscal year 1998, from debt financing or generated revenues. The Company intends to timely pay the ad valorem real property taxes for the fiscal year 1997.

     CERTAIN RECENT EVENTS RELATING TO THE COMPANY'S INDEBTEDNESS AND LIQUIDITY REQUIREMENTS.

     Since the end of the 1997 fiscal year, the Company obtained a revolving line of credit with the Bank of Atkins in the amount of $1,750,000 at a fixed rate of interest of 10% per annum. The revolving line of credit matures May 27, 1998, at which time the principal and all accrued interest) is due. This line of credit is secured by approximately 344 acres of the Large Residential Tract of the Maumelle Property. As of December 19, 1998, the outstanding balance of the revolving line of credit is $1,548,000. The funds were used to complete the acquisition of the Ocean Palms Resorts Property, the Ocean Villas Property, to pay off certain accounts payable and for working capital.

     Under the Resure Settlement Agreement, the Company is required to pay a Developer's Fee of $2,000 for each lot sold in the approximately 1,045 acres of the Large Residential Tract of the Maumelle Property, with such Developer's Fees not to exceed $2,000,000. The Developer's Fees shall be secured by written amendment to the loan mortgage securing the Resure Note I, which shall be recorded solely against 701 acres of the Large Residential Tract of the Maumelle Property.

     In November, the Company retired $155,000 in non-secured short-term debt from private investors.

     Due to recent acquisitions, the Company's debt now includes the following:

     . $1,158,000 note ("Ocean Palms Resort Note"), payable to various trusts and individuals (the "Ocean Palms Mortgagee"), secured by an assignment of the Ocean Palms Paper and the conditional assignment of the Ocean Palms Ground Lease; 12.75% interest per annum, with interest only payments made monthly until May 1, 1998, at which time it is the note is payable interest and principal each month until it matures on April 1, 1998. The note can be extended by two additional years upon the payment of a 1% extension fee of the then outstanding principal balance of the note on or before March 1.

     . $375,000 note ("First Ocean Villas Note"), payable to Onofrio Biviano and secured by collateral assignments of the non-recourse installment notes (the "Ocean Villas Paper"); 10.5% interest, payable interest and principal monthly until the note matures on September 17, 2001.

     . $150,000 note ("Second Ocean Villas Note"), payable to Domenick Greco, Trustee and Leonard Gross, and secured by collateral assignments of the Ocean Villas Paper; 12% interest, payable interest only per month, commencing January 9, 1998, until the note matures on December 9, 1998.

     . Ocean Palms Resort Ground Lease is payable yearly in the amount of $76,200 until March 1, 2064.

     . Ocean Villas First Ground Lease is payable every six months in the amount of $2,614.18 until July 20, 2063.

     . Ocean Villas Second Ground Lease is payable every six months in the amount of $2,848.55 until July 20, 2063.

     In addition to the foregoing debt and other liquidity requirements, the Company will, within six months after the date of this Report, require general working capital to cover overhead and administrative expenses in the amount of at least $500,000.

     CERTAIN CAPITAL RAISING TRANSACTIONS. During the fiscal year ended 1997, the Company obtained capital through the following transactions:

     . On December 31, 1996, the Company raised $110,000 from the sale of a 2-acre parcel of the Commercial Lots.

     . In May 1997, the Company sold a 67 acre single-family parcel of the Maumelle Property to an unaffiliated home developer for a gross sales price of $1,552,730. $675,100 of the sale proceeds were placed in a restricted cash collateral account as security for the Resure Note II. As part of the Resure Settlement, the funds were released from the restricted cash collateral account and used to bring current the payments due under the Resure Note I. $200,000 of the proceeds were used to purchase approximately 3.8 acres of commercial property (the "Corner Tract") in Maumelle from Maumelle Enterprises an affiliated real estate management firm. The deed to the Corner Tract has been delivered to an escrow agent as part of the Century Settlement. See
          ITEM 2, "DESCRIPTION OF PROPERTY," and ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     . As discussed above, the Company obtained two secured lines of credit from the Bank of Little Rock.

     Subsequent to the Company's fiscal year end, the Company raised additional capital for the purpose of acquisitions and working capital through the following transactions:

     . As discussed above, the Company obtained a revolving line of credit in the amount of $1,750,000, which matures on May 27, 1998.

     . The Company borrowed an additional $280,755 in non-secured short-term debt from private investors. The promissory notes generally bear interest at a rate of 10% per annum and mature nine months from the date of issuance of each note.

     PROSPECTIVE SOURCES OF LIQUIDITY. Current operating cash flows will be sufficient to service the Company's existing debt. However, the Company currently has insufficient funds to retire its short-term debt if agreements to extend the present bank credit lines cannot be obtained or if the Company is unable to raise additional equity and/or debt capital.

     The Company's negotiations with a mortgage banking firm to arrange debt and construction financing have not been successful.

     However, the Company is currently negotiating with two mortgage banking firms to arrange debt financing in the amount of $15,000,000 (the "Debt Financing Loan"). If the Debt Financing Loan is obtained, the Company will use the proceeds to retire its short-term debt and for working capital.

     The Company is currently negotiating with two mortgage banking firms to arrange debt and construction financing in the amount of $15,000,000(the "Construction Financing Loan"). If the Construction Financing Loan is obtained, the Company intends to use the net proceeds to begin operations as a home builder and to service existing debt. The Company intends to use part of the unsecured potions of the Maumelle Property to secure $10,000,000 of the loan, with the remaining $5,000,000 to be secured by home construction. Such negotiations remain in the initial stage and there is no assurance that the Company will able to obtain the Construction Financing Loan on favorable terms or at all.

     In addition, the Company is negotiating with a commercial bank and other institutional investors to obtain a construction loan in the amount of $14,000,000, to be secured by the Florida Bible College Property (the "Florida Bible College Construction Loan"). The Florida Bible College Construction Loan proceeds will be used to construct a 264 room hotel.

     There can be no assurance, however, that the Company will be able to negotiate terms acceptable to the Company on any or all of these loans, or at all.

     The Company's sale of an 11 acre parcel of Maumelle Property commercial lots which, as of the fiscal year end, was expected to close on or before March 31, 1997, was canceled due to the buyer's inability to obtain the financing it required. The Company has no current plans to sell these lots.

     With respect to prospective long-term liquidity, the Company intends to generate the bulk of its cash from operations by building and selling homes initially in the City of Maumelle, as well as its proposed interval operations. At present, management of the Company believes that the most likely sources of substantial cash flow during the next two years are (1) the development and sale of single-family home product in the $125,000 to $200,000 price range on the approximately 3,500 single-family home sites it owns in Maumelle and on the improved lots it intends to acquire in Maumelle from the third parties, (2) the sale of Vacation Intervals and the installment contracts generated from such sales, and (3) the liquidation of property which Management considers unsuitable for the Company's purposes or as required. See ITEM 1, "DESCRIPTION OF BUSINESS--BUSINESS OF THE COMPANY--GROWTH STRATEGIES."

     The Company intends to raise operating capital by selling debt and/or equity securities to the public or in private transactions. There can be no assurance, however, that such public or private offerings will be successful.

     The Company intends to meet home building and interval operating capital requirements by obtaining development financing in the form of secured credit line facilities from lenders, although there can be no assurance that such financing can be obtained on attractive terms, or at all. See ITEM 2, "DESCRIPTION OF PROPERTY."

     COMPARISON OF YEAR ENDED SEPTEMBER 30, 1997 TO YEAR ENDED SEPTEMBER 30, 1996. At September 30, 1997, the Company had total assets of $10,164,867, a decrease of $2,773,310 or 21.44% from the Company's total assets as of the fiscal year ended September 30, 1996.The Company had cash of $227,162 at September 30, 1997, compared to a negative cash position on September 30, 1996, an increase of $413,073. This improvement resulted from sales of land, timber royalties and the secured short term debt financing. See "LIQUIDITY AND CAPITAL RESOURCES" above.

     Prepaid assets increased from $6,893 on September 30, 1996 to $202,674 on September 30, 1997, an increase of $195,781. This increase was primarily due to the prepayment of amounts owed under a financial consulting contract. The contract extends through September 30, 1998, and the prepaid portion of the contracted amounted to $150,000. The prepayment of these amounts did not result in a decrease in cash. The consultant was given credit against the exercise price of certain stock options granted to them pursuant to the consulting contract.

     Investments decreased from $3,500,000 as of September 30, 1996 to $0 as of September 30, 1997. This represented the cancellation of the Resure Debenture.

     The carrying value of the Company's real estate holdings increased by $312,280 during the year, from $9,156,357 to $9,468,637. The net increase was a result of various transactions. One component was the decrease resulting from the elimination of $208,172 of Special Taxes of certain Maumelle Property commercial tracts. This cost had previously been capitalized, thus reducing the carrying value of the property. A second component was the decrease resulting from the dismissal of the Holloway Lawsuit against the Pine Ridge District. The Company had accrued a liability of $200,000 which was capitalized as a part of the cost of the tract. Upon dismissal of the suit, this liability was eliminated and the carrying value of the land was reduced. The sale of one of the commercial sites in December, 1996 resulted in a net reduction of $28,361. The sale of a 67 acre single-family parcel resulted in a reduction of real estate holdings of $322,256. The sale of 40 acres of commercial property to Century resulted in a reduction of real estate holdings of $1,435,309, representing the allocated cost of the property. The major addition to real estate holdings resulted from the acquisition of the property in Orlando, Florida. The acquisition cost and additional capitalized expenditures through September 30, 1997 amounted to a total of $2,062,888. Other additions to real estate holdings resulted from expenditures of $63,070 in connection with the renewal of a purchase contract for the acquisition of the West Little Rock, Capitol Lakes Estates project. The contract was renewed after an appeal and subsequent reversal of the Little Rock City Council's prior denial of zoning changes and annexation into the City. On April 15, 1997, the Company paid a fee of $10,000 for a six month extension on the agreement to October 14, 1997, and subsequently to April 14, 1998. Additional capitalized costs totaling $95,706 were added to real estate holdings, primarily for pre-development costs on four different properties in Maumelle. Other additions to real estate holdings resulted from pre-acquisition costs on properties in Branson, Missouri and in North Carolina of $31,800.

     Total liabilities of the Company as of September 30, 1997, decreased by a total of $4,431,217 from the September 30, 1996 total of $10,485,042. The liability for accrued interest decreased to $59,810 at September 30, 1997 from $252,712. This decrease of $192,861 resulted from the settlements with Century and Resure, which resulted in the payoff of the Century notes and the Resure
Note II, and the payment of all interest due on the Resure Note II. The current liability for notes payable increased by $135,567 during the year from $1,964,406 to $2,099,973. This increase included the $977,706 of secured short term loans obtained during the year and a $49,665 reclassification of notes payable to current liabilities for principal payments due within one year of September 30, 1997. New short term lines with an aggregate balance owing of $849,024 were also obtained during the year. The Century notes totaling $1,750,000 in short term notes payable were retired.

     Accounts payable and accrued expenses decreased by $591,932, from $1,108,926 as of September 30, 1996 to $516,994 as of September 30, 1997.
Accrued Special Taxes decreased by $208,172 in the year. The decrease was a result of the bond refinancing by the Improvement District encompassing the bulk of the Company's commercial land. A decrease in the Pine Ridge District liability of $200,000 resulted from the dismissal of the lawsuit filed against the District. As sole property owner in the Pine Ridge District, any liability of the District would impact on the Company. Accrued real estate taxes payable also decreased by $55,890, which represents the difference between new accruals of $59,990 and payment of taxes totaling $115,880. Accrued Officers salaries of $240,000 at September 30, 1996 were forgiven at September 30, 1997 and reclassified as Additional Paid in Capital. Shareholders' Equity increased by $1,657,907 or 67.57% in the year. The increase is a result of the net income of $40,807 for the year ended September 30, 1997, the issuance of 188,000 new shares of the Company's common stock at $2.00 per share, pursuant to the Consultants stock options discussed above, and the issuance of 100,000 of the Company's common stock in relation to the Company's acquisition of the Orlando, Florida property.

ITEM 7.  FINANCIAL STATEMENTS.

     The audited financial statements of the Company are included in this Annual Report on Form 10-KSB at pages F1 to F16.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

                                                Date of     Expiration of
Name                    Age   Position          Election    Director Term
----                    ---   --------          --------    -------------

Michael G. Todd          48   Chairman,         7/95        1996 or until
                              President,                    successor
                              and Secretary                 elected

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

Herbert E. Russell       70   Director          3/94        1996 or until
                                                            successor
                                                            elected

Robert R. Neyland        42   Director          4/94        1996 or until
                                                            successor
                                                            elected

Thomas Blake(1)          62   Director          3/97        until successor
                                                (Date elected
                                                of
                                                appoint-
                                                ment)

David R. Paes            42   Vice President,   7/95        N/A
                              Treasurer and
                              Assistant Secretary

Raymond Baptista         55   Vice President    10/97       N/A
                              of Finance

1) On March 28, 1997, Ronald J. Campbell resigned as Secretary. The Board of Directors appointed Michael G. Todd secretary of the Company, effective March 29, 1997. Effective March 28, 1997, shareholders of the Company holding more than two-thirds of the Company's common stock removed Mr. Campbell from the board of directors without cause by written consent. Effective March 31, 1997, a majority of the remaining directors voted to appoint Thomas Blake as a director of the Company to fill the vacancy created by Mr. Campbell's removal.

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

RAYMOND C. BAPTISTA. Vice President - Finance. Baptista has 25 years experience in banking and finance, both nationally and internationally. He has also been actively involved in real estate acquisitions and development and was president and CEO of a national Real Estate Management company.

SIGNIFICANT EMPLOYEES

     The Company's sole full-time employee is Michael G. Todd, its Chairman, President, Chief Executive Officer, and Secretary.

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

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to the compensation that was paid in 1997 fiscal year to the Company's executive officers.

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

                                                LONG-TERM COMPENSATION

      ANNUAL COMPENSATION                 AWARDS      PAYOUTS

(a)       (b)      (c)      (d)     (e)       (f)     (g)       (h)    (i)

Name &    Year     Salary   Bonus   Other     Res-    Securi-   LTIP   All
Prin-     or       ($)      ($)     Annual    tric-   ties      Pay-   Other
cipal     Period                    Compen-   ted     Under-    outs   Compen-

Position Ended                      sation    Stock   Lying            sation
                                                      Options

Michael   9/30/97  0/(1)/   0       0         0          0      0         0
Todd,
Chairman/
President

David     9/30/97  0        0       0         50,000     0      0         0
Paes/(2)/

_____________

(1) Michael G. Todd has been employed as President of the Company since November 1994. Todd received no salary from the Company for the period November 1994 through September 30, 1997, and has deferred his salary for the period October 1, 1996 through September 1, 1997. Effective September 30, 1997, Todd canceled the deferred salary in the amount of $480,000 owed to him by the Company for the above mentioned period. Todd has received no other compensation.

(2) David Paes has been Vice-President of the Company since July 1995 but has not devoted any significant amount of time to its operations. Paes has received no salary or other compensation from the Company from July 1995 through September 30, 1996. On July 29, 1997, Mr. Paes received 50,000 shares of restricted shares of the Company's common stock in compensation for management services rendered to the Company.

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

DIRECTOR COMPENSATION

     Outside directors are compensated for their services in the amount of $500 per month. Outside directors Neyland, Russell, and Blake have agreed to defer such compensation until the Treasurer of the Company determines that sufficient funds are available to make such payments. Such compensation has been deferred since April 1994, and continues to be deferred. For the fiscal year ended September 30, 1997, the Company had a deferred liability in the amount of $18,000 for outside directors' compensation.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of shares of Common Stock as of September 30, 1997, for (i) each person who is known by the Company to be the beneficial owner of more than a 5% interest in the Company,

(ii) directors of the Company, (iii) the sole "named executive officer" of the Company, as defined in Item 402(a)(2) of SEC Regulation S-B, and (iv) the directors and named executive officer of the Company as a group. Unless otherwise indicated in the footnotes, all such interests are owned directly, and the indicated person or entity has sole voting and investment power. Addresses are provided only for 5% or greater owners.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                    Name and
Title of Class      address of               Amount and           Percent of
                    beneficial               nature of bene-         class
                    owner(1)                 ficial owner

Common Stock        Michael G. Todd(2)       2,851,589 shares         39%

Common Stock        John W. DeHaven(3)(4)    2,844,189 shares         38.90%

Common Stock        Herbert E. Russell(3)    2,844,189 shares         38.90%

Common Stock        Century Realty           700,000 shares            9.57%
                    Inc. (5)

Common Stock        Jens Olsen(6)            500,000 shares            6.84%

Common Stock        Robert R. Neyland        0 shares                    0%

Common Stock        Thomas Blake             0 shares                    0%

Common Stock        Directors and Executive
                    Officers as a Group      5,695,778 shares         77.90%

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

(5) Century Realty, Inc. The Company believes that Century Realty is a wholly-owned subsidiary of Transcontinental Realty Investors, Inc., which is the beneficial owner of these shares. Transcontinental Realty's address is 10670 North Central Expressway, Suite 300, Dallas, Texas 75231. Effective September 30, 1997, the Company entered into a Settlement Agreement with Century, which included the delivery to an escrow agent of the Century's shares. Such shares shall be delivered to the Company for cancellation; provided the Company makes certain payments by April 17, 1998.

(6) Jens Olsen was granted the right to purchase up to 500,000 shares of the Company's Common Stock at a price ranging from $2.00 to $4.00 per share in a financial consultant agreement dated October 7, 1996. As of the date hereof, Olsen has exercised his right to purchase 150,000 shares, and has the right to exercise his option to purchase up to 350,000 shares of Common Stock at anytime until December 31, 1998, when any unexercised shares expire. Olsen's address of record is 230 Park Avenue, Suite 1000, New York City, New York 10169.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SERVICES PROVIDED BY AFFILIATED COMPANIES

     The Company has paid fees or expects to pay fees to certain affiliated companies for various types of services, and will continue to do so in the future. These arrangements are summarized below.

     MAUMELLE ENTERPRISES, INC. AGREEMENT. The Company has an oral agreement with Maumelle Enterprises, Inc. to provide management and administrative services for the Maumelle Property. Currently, Maumelle Enterprises manages the Company's inventory of property, oversees any sale of property, and manages administrative matters such as ensuring payment of taxes, mortgages and other expenditures incurred in management of the property. Maumelle Enterprises also represents the Company at local and state hearings that may affect the Company's property. Until March 1997, Maumelle Enterprises was owned primarily by officers and directors of the Company. It has no clients other than the Company and DeHaven Todd Limited Partnership, an Arkansas limited partnership ("DTLP"), which is owned almost entirely by Michael G. Todd and John W. DeHaven. In March 1997, Michael G. Todd and John W. DeHaven agreed to cancel all of their shares of Maumelle Enterprises common stock, which aggregately represented twenty percent (20%) of the shares in Maumelle Enterprises, as partial consideration for Maumelle Enterprises' agreement to sell approximately 3.8 acres of commercial property, known as the Corner Tract, in the City of Maumelle to the Company, See "--ACQUISITION OF LAD FROM AFFILIATES," discussed below. After giving effect to the cancellation of the shares owned by Mr. Todd and Mr. DeHaven, David Paes and Mary Peyton each owns 50% of the outstanding shares of Maumelle Enterprises, as of the date of this Report. Mary Peyton, the President of the Resort Subsidiary, receives a salary of $39,600 per annum as an officer of Maumelle Enterprises.

     Under the oral management and administrative services agreement, payment to Maumelle Enterprises for management services depends upon the actual services rendered in a given month and the current liquidity of the Company. If funds are not available, Maumelle Enterprises has agreed to defer payment of its fees. For the fiscal year ended September 30, 1996, the Company paid Maumelle Enterprises $33,367 and accrued unpaid fees of $198,230. In the fiscal year ended September 30, 1997, the Company paid Maumelle Enterprises $231,448 and accrued unpaid fees of $130,616.

     The Company intends to formalize its management agreement with Maumelle Enterprises in writing. The duration, terms and conditions of the contract have not yet been determined and will be subject to approval by the independent directors of the Company.

     SUBLEASING OF OFFICE SPACE. The Company is currently subleasing its principal office space in Torrance, California from DTC, a California partnership. The partnership, owned equally by Michael G. Todd and John W. DeHaven charges the Company $1,900 per month. The Company paid DTC the total of $21,600 in rental payments for the fiscal year ended September 30, 1997.

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

     On May 7, 1997, the Company purchased approximately 3.8 acres of commercial property, known as the Corner Tract, in the City of Maumelle from Maumelle Enterprises for $200,000, and as partial consideration for the cancellation of Michael G. Todd and John W. DeHaven's shares of common stock in Maumelle Enterprises. The property was appraised at $265,000 by an unaffiliated third-party appraiser in 1994. The Corner Tract was deeded to Century as part of the Century Settlement Agreement to retire the Century Note

1 and Century Note II. The Company retains the option to repurchase the property.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) FINANCIAL STATEMENTS AND EXHIBITS

     FINANCIAL STATEMENTS

CAPITOL COMMUNITIES CORPORATION, INCLUDING PREDECESSOR CORPORATION AND SUBSIDIARIES.

Report of Independent Auditors..........................................   F-3

Balance Sheet as of September 30, 1997..................................   F-4

Statements of Operations for the Years Ended
September 30, 1997 and 1996.............................................   F-6

Statements of Changes in Shareholders' Equity
September 30, 1997......................................................   F-7

Statements of Cash Flows for the Years Ended
September 30, 1997 and 1996.............................................   F-8

Notes to Financial Statements...........................................   F-10

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

10.16 Stock Option Agreement, dated September 11, 1995, between Century Realty, Inc., and AWEC Development Corporation.*

10.17 Release Deed, dated September 9, 1995, between Century Realty, Inc., and AWEC Development Corporation.*

10.18  Employment Agreement, dated July 14, 1995 between the Company and Michael
       G. Todd.*

10.19 Olsen Consultant Agreement, dated October 7, 1996 between the Company and Jens Olsen.**

10.20 Purchase Agreement, dated October 24, 1995, between John L. Burnett, Trustee for Wood Health Joint Venture and the Company.***

10.21 Asset Purchase Agreement, effective February 21, 1997, between Capitol Communities Corporation and SunBay Inc. for the purchase of the SunBay Resort.****

10.22 RealEstate Contract, effective February 28, 1997, between Capitol Communities Corporation and Steve Hockersmith as agent for an unidentified buyer for the sale of 67.51 acres of land in Maumelle, Arkansas.****

10.23 Asset Purchase Agreement, effective June 16, 1997, between Capitol Communities Corporation and PVP Development Company, L.L.C. an Arkansas limited liability company, for the purchase of approximately 20.71 acres of land in Branson, Missouri.*****

10.24 Asset Purchase Agreement, effective June 16, 1997, between Capitol Communities Corporation and Palace View Ventures, L.L.C., a Missouri limited liability company, and Palace View, Inc.,a Missouri corporation for the purchase of approximately 1 acres of land with 2 finished pads.*****

10.25 Agreement and plan of reorganization dated July 30, 1997 to acquire shares of Capital Resorts of Florida, Inc. and Florida Bible College.*****

10.26 Century Realty, Inc. Settlement and Release Agreement signed October 20, 1997, effective September 30, 1997.******

10.27  Debt Settlement and Release dated effective September 30, 1997.******

10.28 Agreement, dated December 9, 1997, between Capitol Resorts of Florida, Inc. and Ocean Palms Development Corporation and Ocean Palms Resort, Inc.

10.29 Ground Lease, dated February 10, 1996, between Lighthouse Point Construction Corp. and Nancy H. Newell and Jane H. Tubbs.

10.30 Assignment of Ground Lease and Tenant Leases, dated December 9, 1997, between Capitol Resorts of Florida Inc., and Ocean Palms Development Corporation.

10.31 Assignment of Leashold Improvements, dated December 9, 1997, between Capitol Resorts of Florida Inc., and Ocean Palms Development Corporation.

10.32 Mortgage and Note Modification and Assumption Agreement, dated December 9, 1997, between Capitol Resorts of Florida Inc., and the Trustee of the M.B. Co., Inc. Pension Plan, the Trustee of the Domenick Greco Revocable Trust, Stanley Elkman, the Trustee of the Arthur A. Kober Co., Inc., Employees Profit Sharing Fund, and Morton J. Berman ("Ocean Palms Resort Mortgagee").

10.33 Collateral Assignment and Pledge of Agreements and Conditional Assignments of Lease and Purchase Money Promissory Note, dated December 9, 1997, between Capitol Resorts of Florida Inc., and jointed by Ocean Palms Development Corporation and assigned to the Ocean Palms Resort Mortgagee.

10.34 Assignment of Agreements and Conditional Assignments of Lease and Purchase Money Promissory Notes, dated December 9, 1997, between Capitol Resorts of Florida Inc., and Ocean Palms Development Corporation and Ocean Palms Resort, Inc.

10.35 Purchase Money Leasehold Mortgage and Security Agreement, dated February 2, 1992, between Lucaya Beach Hotel Corporation and Del-Aire Management Co., Inc.

10.36 Mortgage and Note Modification Agreement, dated January 22, 1997, between the Ocean Palms Resort Mortgagee and Ocean Palms Cooperative Association, Inc.

11.    Statement of Computation of Per Share Earnings.

21.    List of Subsidiaries.*

23.    Consent of Joel S. Baum P.A.

       See Financial Statements at F-1 To F-16.

       * Exhibit(s) incorporated by reference from the Registration on Form 10-SB of the Company, Registration No.915636 filed on September 16, 1996.

       ** Exhibit incorporated by reference from Form 8-K, Commission File No. 915636 filed on October 18, 1996.

       *** Exhibit(s) incorporated by reference from the December 31, 1996 Quarterly Report on Form 10-QSB filed on February 19, 1997.

       ****Exhibit(s) incorporated by reference from the March 31, 1997 Quarterly Report on Form 10-QSB filed on May 19, 1997.

       *****Exhibit(s) incorporated by reference from the June 30, 1997 Quarterly Report on Form 10-QSB filed on August 13, 1997.

       ******Exhibit(s) incorporated by reference from the Form 8-K, Commission File No. 915636 filed on November 5, 1997.

(b)  REPORTS ON FORM 8-K

       The following reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 1997.

       None

                                  SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                CAPITOL COMMUNITIES CORPORATION




                                By: /s/ Michael G. Todd
                                    Michael G. Todd, Chairman,
                                    President and Chief
                                    Executive Officer

                     CAPITOL COMMUNITIES CORPORATION, INC.
                                AND SUBSIDIARIES

                          AUDITED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

             CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
             ------------------------------------------------------




                               TABLE OF CONTENTS
                               -----------------



                                                     Page
                                                     -----


Independent Auditor's Report                           3

Financial Statements
  Balance Sheet                                        4
  Statements of Operations and Retained Deficit        5
  Statements of Changes in Shareholders' Equity        6
  Statements of Cash Flows                             7

Notes to Financial Statements                       8-16

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders of Capitol Communities Corporation, Inc. and Subsidiaries


We have audited the accompanying balance sheets of Capitol Communities Corporation, Inc. and Subsidiaries as of September 30, 1997 and the related statements of income and accumulated deficit, stockholders equity and cash flows for the years ended September 30, 1997, and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capitol Communities Corporation, Inc. and Subsidiaries as of September 30, 1997 and the results of its operations and its cash flows for the years ended September 30, 1997 and 1996 in conformity with generally accepted accounting principles.



December 23, 1997
/s/ Joel S. Baum, P.A., CPA
Coral Springs, Florida

             CAPITAL COMMUNITIES CORPORATION, INC AND SUBSIDIARIES
             -----------------------------------------------------
                                 BALANCE SHEET
                                 -------------
                               SEPTEMBER 30, 1997
                               ------------------

                                      ASSETS
                                      ------
                                                                    1997
                                                                -----------
Current Assets:
  Cash and Cash Equivalents                                   $     227,162
  Accounts Receivable                                                12,096
  Prepaid Assets                                                    202,674
                                                                -----------

      Total Current Assets                                          441,932
                                                                -----------

Fixed Assets:
  Furniture and Fixtures
      (Net of accumulated depreciation of $2,412)                    36,260
                                                                -----------

Non-Current Assets:
  Deposits                                                           62,679
  Real Estate Holdings                                            9,468,637
  Loan Origination Fees
      (Net of accumulated amortization of $295,597)                 155,359
                                                                -----------

         Total Non-current Assets                                 9,686,675
                                                                -----------

         Total Assets                                           $10,164,867
                                                                ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities:
  Accounts Payable & Accrued Expenses                           $   516,994
  Accrued Interest                                                   59,810
  Notes Payable                                                   2,099,973
                                                                -----------
         Total Current Liabilities                                2,676,777

Non-Current Liabilities:
  Notes Payable                                                   3,377,048
                                                                -----------

         Total Liabilities                                        6,053,825
                                                                 ----------

Shareholders' Equity:
  Preferred Stock, $.01 par value, none
      issued and outstanding                                          - 0 -
  Common Stock, $.001 par value; 40,000,000
      shares authorized; 7,312,000 shares
      issued and outstanding                                          7,312
  Additional Paid in Capital                                      6,380,896
  Retained Deficit                                               (2,277,166)
                                                                -----------

      Total Shareholders' Equity                                  4,111,042
                                                                -----------

      Total Liabilities and Shareholders' Equity                $10,164,867
                                                                ===========

               See Accompanying Notes to the Financial Statements

             CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                 STATEMENTS OF OPERATIONS AND RETAINED DEFICIT
                 ---------------------------------------------
                    YEARS ENDED SEPTEMBER 30, 1997 AND 1996
                    ---------------------------------------

                                          1997              1996
                                      -----------        ----------
Revenues:

  Sales (Note 11)                     $ 4,139,299        $   31,676

Cost of Sales                           1,895,825             - 0 -
                                      -----------        ----------

  Gross Profit                          2,243,474            31,676


Operating Costs and Expenses:
  Selling, General &
   Administrative                       1,447,329           610,820
                                      -----------        ----------

Income (Loss) Before
  Interest Income (Expense)               796,145          (579,144)


Interest Income                            71,543           245,905


Interest Expense                         (826,881)         (775,814)
                                      ------------       ----------


Net Income (Loss)                          40,807        (1,109,053)


Retained Deficit - Beginning of
  Year                                 (2,317,973)       (1,208,920)
                                      ------------      -----------


Retained Deficit - End of Year        $(2,277,166)      $(2,317,973)
                                      ============      ===========


Income (Loss) Per Common Share              0.006            (0.158)
                                      ===========       ===========


Weighted Average
  Common Shares Outstanding             7,171,014         7,000,000
                                      ===========       ===========

              See Accompanying Notes to the Financial Statements

             CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 ---------------------------------------------
                               SEPTEMBER 30, 1997
                               ------------------




                                              ADDITIONAL
                           COMMON STOCK         PAID-IN   ACCUMULATED
                       # SHARES     AMOUNT      CAPITAL     DEFICIT
                       ----------   ------    ----------  ------------

September 30, 1994     11,135,018   $11,135   $1,438,191  $  (323,002)

Reverse Stock
 Split (July, 1995)    (8,908,014)   (8,908)       8,908        - 0 -

Additional Stock
 Issued                 4,772,996     4,773    3,317,009        - 0 -

Net Loss                    - 0 -     - 0 -        - 0 -     (885,918)
                       ----------   -------   ----------  -----------

September 30, 1995      7,000,000     7,000    4,764,108   (1,208,920)

Net Loss                    - 0 -     - 0 -        - 0 -   (1,109,053)
                       ----------   -------   ----------  -----------

September 30, 1996      7,000,000     7,000    4,764,108   (2,317,973)

Additional Stock
  Issued                  312,000       312    1,616,788        - 0 -

Net Income                  - 0 -     - 0 -        - 0 -       40,807
                       ----------   -------   ----------  -----------

September 30, 1997      7,312,000   $ 7,312   $6,380,896  $(2,277,166)
                       ==========   =======   ==========  ===========

              See Accompanying Notes to the Financial Statements

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
            ------------------------------------------------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------

                    YEARS ENDED SEPTEMBER 30, 1997 AND 1996
                    ---------------------------------------

                                             1997          1996
                                         ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                      $    40,807   $(1,109,053)
  Adjustments to Reconcile Net
  Income (Loss) to Cash Used in
  Operating Activities:
     Depreciation                              2,412         - 0 -
     Amortization                            155,344        57,232
     (Increase) Decrease in Accounts
       Receivable                            (11,039)      (38,191)
     (Increase) Decrease in Prepaid
       Assets                               (195,781)          535
     (Increase) Decrease in Accrued
       Interest Receivable                    62,140         - 0 -
     (Increase) Decrease in Deposits         (62,550)        - 0 -
     (Increase) Decrease in Real
       Estate Holdings                      (312,280)     (254,936)
     (Increase) Decrease in Loan
       Obligation Fees                       (99,102)        - 0 -
     (Increase) Decrease in
         Investments                       3,500,000         - 0 -
     Increase (Decrease) in Accounts
       Payable and Accrued Expenses         (784,793)      906,631
     Increase (Decrease) in Short
       Term Notes Payable                    135,567         - 0 -
                                         -----------   -----------
  Net Cash Provided (Used) in
   Operating Activities                    2,430,725      (437,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Furniture and
     Fixtures                                (38,672)        - 0 -
                                         -----------   -----------
  Net Cash Provided (Used) in
    Investing Activities                     (38,672)        - 0 -
                                         -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Long Term
     Debt                                 (3,596,080)      (13,832)
  Issuance of Common Stock                       312         - 0 -
  Issuance of Additional Paid in
    Capital                                1,616,788         - 0 -
                                         -----------   -----------

  Net Cash Provided (Used) by
    Financing Activities                  (1,978,980)      (13,832)
                                         -----------   -----------

 NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                       413,073      (451,614)

CASH AND CASH EQUIVALENTS -
  BEGINNING OF YEAR                         (185,911)      265,703
                                         -----------   -----------

CASH AND CASH EQUIVALENTS -
  END OF YEAR                            $   227,162   $  (185,911)
                                         ===========   ===========

              See Accompanying Notes to the Financial Statements

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
            ------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              SEPTEMBER 30, 1997
                              ------------------

NOTE 1  SIGNIFICANT ACCOUNTING POLICIES
        -------------------------------

     A. BACKGROUND
        ----------

        The Company was originally incorporated in the State of New York on November 8, 1968 under the name of Century Cinema Corporation. In 1983, the Company merged with a privately owned company, Diagnostic Medical Equipment Corp. and as a result changed its name to that of the acquired company. By 1990, the Company was an inactive publicly held corporation. In 1993, the Company changed its name to AWEC Resources, Inc. and commenced operations. On February 11, 1994 the Company formed a wholly owned subsidiary AWEC Development Corp, an Arkansas Corporation, which later changed its name to Capitol Development of Arkansas. The Company is currently in the business of developing and selling real estate properties.

        In February, 1994 Petro Source Energy Corporation transferred the majority of its holdings in the common shares of the predecessor corporation, AWEC Resources, Inc., to Prescott Investments Limited Partnership and Charlie Corporation, both of which were then and currently are affiliates of Michael Todd, Herbert Russell and John DeHaven, the beneficial owners of the Company. These shares were transferred in consideration for public relations services provided by Prescott Limited Partnership and Charlie Corporation to Petro Source. Such services were deemed by Petro Source to be integral and indispensable to the concurrent acquisition of approximately 2,041 acres of land in Maumelle, Arkansas by the Company's Operating Subsidiary. The Company was not a party to the transfer of shares. The Company did not issue any new shares pursuant to the acquisition of the land. Accordingly, the transfer of shares did not affect the capitalization of the Company, and was non-dilutive to all other shareholders.

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

     E. REVENUE RECOGNITION
        -------------------

        Revenue is recognized under the full accrual method of accounting upon the completed sale of real property held for development and sale. All costs incurred directly or indirectly in acquiring and developing the real property are capitalized.

     F. USE OF ESTIMATES
        ----------------

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     G. CASH AND CASH EQUIVALENTS
        -------------------------

        Cash and cash equivalents include cash on hand, cash in banks, and any highly liquid investments with a maturity of three months or less at the time of purchase.

        The Company and its Subsidiaries maintain cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 1997 there is no concentration of credit risk from uninsured bank balances.

     H. EARNINGS/LOSS PER SHARE
        -----------------------

        Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the fiscal years ended September 30, 1997 and 1996 were 7,171,014 and 7,000,000, respectively.

NOTE 2  CAPITAL TRANSACTIONS
        --------------------

        In July, 1997, the Company issued 100,000 shares of common stock in a stock for stock acquisition (See Note).

NOTE 3  AGREEMENTS
        ----------

        Currently the Company has an oral agreement with Maumelle Enterprise, Inc. (Maumelle), an affiliated company, to provide management, sales and administrative services for the Company's inventory of property. Under this oral agreement, payment to Maumelle for management services depends upon the actual services rendered in a given month and the current liquidity of the Company. If funds are not available, Maumelle has agreed to defer payment of its fees.

        During the fiscal year ended September 30, 1997, the Company paid Maumelle a total of $198,081 for fees accrued from prior years and $33,367 for fees due for 1997. As of September 30, 1997, a balance of $130,616 remained accrued and unpaid for fiscal 1997.

NOTE 4  CONTINGENCIES
        -------------

     A. There was a lawsuit pending in the amount of $200,000 with interest at 5% per annum dated February 9, 1994 against Pine Ridge Improvement District, filed by Robert D. Holloway, Inc. for engineering services, planning, and surveying. Capitol Communities Corporation, Inc. and its subsidiaries were not a party to the action; however, as owner of the property, any judgement against the property could be a liability to the Company.On March 12, 1997 the Chancery Court of Pulaski County, Arkansas, Second Division granted a summary judgement in favor of the Company, relieving it of any liability arising from assessment or tax levy in the matter of Robert Holloway, Inc. vs Pine Ridge Residential Property Owners Improvement District. Robert Holloway, Inc. subsequently appealed the summary judgment. The Company has not accrued a liability for this contingency.

NOTE 5  MORTGAGES
        ---------

        On September 11, 1995, the Company entered into a promissory note with Resure, Inc. for $3,500,000, bearing interest at 10% per annum, payable in full on July 1, 2000 and secured by a 701.3 acre tract of land in Maumelle, Arkansas. Effective September 30, 1997, the Company entered into a modification of the promissory note with Resure, Inc. The principal becomes due and payable in full, on September 1, 1999.

NOTE 5  MORTGAGES (CONTINUED)
------  --------------------

        Payments are due in the amount of $101,591.16 including principal and interest at 10% per annum, payable quarterly. The next payment is due January 1, 1998.

NOTE 6  LEASE AGREEMENT
        ---------------

        The Company is subleasing office space from Dehaven & Todd Co., in which Michael G. Todd, is a partner. The monthly lease payment began on October 1, 1995 and is $1,900 per month. The lease expires September 30, 1998.

        The lease commitment is as follows:
             Year ended September 30

               1998                 22,800

            Total Minimum
                  Rental Payments  $22,800
                                   =======

        As of September 30, 1997, all amounts due under this agreement have been paid.

NOTE 7  EXECUTIVE EMPLOYMENT AGREEMENT
        ------------------------------

        The Company has a five-year written agreement with Michael Todd to perform the duties of President. Under the agreement, which became effective on October 1, 1995, Michael Todd is to be compensated at a rate of $20,000. per month. The agreement expires on September 30, 2000. The Company is not a party to any other employment agreements.

        Michael Todd has forgiven all liability of the Company, under the agreement for the periods ending September 30, 1996 and 1997.

NOTE 8  NOTES PAYABLE
        -------------

        Notes payable consist of the following:

                                                                9/30/1997
                                                                ---------
       Note Payable - Bank of Little Rock
       ----------------------------------
         Secured 10% Line of Credit 10% per annum;
         maturing May 10, 1998
                                                               $  399,024

       Note Payable - Bank of Little Rock
       ----------------------------------
         Secured 10% Line of Credit 10% per annum;
         maturing November 5, 1997                                450,000

NOTE 8 NOTES PAYABLE
       -------------

       Note Payable - Davister
       -----------------------
         Unsecured 9% per annum due
         January 9, 1996                                          200,000

       Notes Payable
       -------------
          Miscellaneous Short-Term                              1,001,284

       Note Payable - Resure Mortgage                              49,665
       ------------------------------                         -----------

         Total Current Maturities                              $2,099,973
                                                              -----------

       Note Payable - Resure Mortgage
       ------------------------------
          Secured 10% per annum due
          September 1, 1999 - Quarterly
          payments beginning 1/1/98
          for $101,591                                          3,377,048

           Total Non-Current                                    3,377,048
                                                              -----------

  Total Notes Payable                                          $5,477,021
                                                              ===========
NOTE 9 LOAN ORIGINATION FEES
       ---------------------

       Loan origination fees were incurred in connection with the Resure, Inc. debt refinancing September 11, 1995. aid costs included attorney, consult, title, appraisal and survey fees and are being amortized over 57 months on a straight-line basis. Upon the modification of the obligation, 50% of the balance was written off.

NOTE 10 SUPPLEMENTAL CASH FLOW INFORMATION
        ----------------------------------
        Year End                                1997           1996

               Interest Paid    $826,881       $775,814

NOTE 11  SETTLEMENT
         ----------

         On October 20, 1997, Capitol Communities Corporation, Capital Development of Arkansas, Inc., a wholly-owned subsidiary of the Company and Century Realty, Inc. entered into a Settlement and Release Agreement effective September 30, 1997. The Settlement Agreement was entered to settle the foreclosure action instituted by Century, on August 12, 1996 against Operating Subsidiary and the Company in the Chancery Court of Pulaski County and to settle the counterclaim filed by the Company. In the foreclosure action, Century was seeking to foreclose on 36 acres of the commercial lots, known as Tract D, located in Maumelle, Arkansas, which secured a $1,400,000 Century promissory note. As a result of cross-default provisions, an unsecured (Century
         Note 1) $350,000 Century promissory note (Century Note 2) was also in default.

         Under the provisions of the Settlement Agreement, the Company paid $17,500 to Century simultaneous to the execution of the Settlement Agreement and delivered to an escrow agent a Warranty Deed conveying to Century Tract D and an approximately 3.5 acre track of land adjoining Tract D. In return, Century acknowledged that all obligations due Century pursuant to the Century Note 1 and the Century Note 2 were satisfied. Under the Settlement Agreement the Company has the option to repurchase Tract D and the Corner Tract. In return, Century delivered to the escrow agent certificates of 700,000 shares of the Company's common stock, and a Quitclaim Deed to Tract D and the Corner Lot in favor of the Company.

NOTE 12  REFINANCING DEBT
         ----------------

         Effective September 30, 1997, Capitol Communities Corporation, Capital Development of Arkansas, Inc., a wholly-owned subsidiary of the Company and Mark Boozell, Director of Insurance of the State of Illinois liquidator for Resure, Inc entered into a Debt Settlement and Release Agreement. On October 24, 1997, Judge Ellis E. Reid of the Circuit Court of Cook County, Illinois County Department, Chancery Division, approved the Settlement Agreement.

         Under the provisions of the Settlement Agreement, the Liquidator modified and amended the $3,500,000 recourse note payable to Resure to become due and payable in full on September 1, 1999. Resure applied the amount of $525,460, to the Company's four quarterly payments that were due October 1, 1996, January 1, 1997, April 1, 1997, and October 1, 1997. The approximately

         $150,000 remaining in the Resure cash collateral account was retained by the Liquidator. As part of the Settlement Agreement, the Liquidator released 342.22 acres of the Company's single-family residential property of the original 1,044 acres of residential property that secured the Resure Note I. The remaining 701.03 acres of single-family residential property was retained by the Liquidator as collateral on the modified Resure Note I.

         The Settlement Agreement further provided that the Company's $3,500,000 non-recourse note payable to Resure and return the Resure Note II and the contribution agreement, signed in connection with the Resure Note II to the Company. The Company terminated the Resure Debenture, which was issued by Resure as consideration for the Resure Note II, and delivered it to the Liquidator.

NOTE 12  REFINANCING DEBT (CONTINUED)
         ----------------------------

         As additional consideration for the Liquidator to enter into the Resure settlement Agreement, the Company agreed to pay a developer's fee of $2,000 for each lot sold in Parcel 1, which is comprised of approximately 701 acres of the Large Residential Property and Parcel 2, which is comprised of approximately 344 acres of the Large Residential Property. In the event that any portion of Parcel 1 is sold prior to being subdivided into single-family lots, the Company will pay $2,853 per acre and $5,844.20 per acre if Parcel 2 is sold prior to being subdivided, however, such Developer's Fees shall not exceed $2,000,000. The Developer's Fee shall be secured by a written amendment to the loan mortgage securing the Resure Note I, which shall be recorded against the 701 acres of the Large Residential Property.


NOTE 13  ACQUISITIONS
         ------------

         On July 30, 1997, the Company acquired Capitol Resorts of Florida, Inc, a Florida Corporation formed on July 22, 1997, whole sole asset was the right to purchase a 36.301 acre parcel of land in Osceola County, Florida formerly known as the Florida Bible College property. On July 30, 1997, the Company entered into a reorganization agreement with MLT Management Corp., the parent of CRF. Under the terms of the agreement the Company acquired all of the issued and outstanding capital shares of CRF in exchange for 100,000 shares of the Company's voting common stock. Upon acquisition of the CRF stock, its sole director resigned and Michael G. Todd, president and director of the Company, was appointed the sole director of CRF. On the same day, CRF closed on the contract to acquire Florida Bible College property for $922,000 plus costs. The property was appraised by a third party on May 12, 1997 at a value of $3,385,000. A subsequent appraisal by another qualified third party appraiser, dated December 5, 1997, valued the property at $4,570,000. A portion of the property (14.24 acres in two parcels) is developed with a 95 room hotel and various structures.


NOTE 14  OPTION
         ------

         Under the Settlement Agreement the Company has the option to repurchase Tract D and the Corner Tract. In return, Century delivered to the escrow agent certificates for 700,000 share of the Company's common stock, and a Quitclaim Deed to Tract D and the Corner Lot in favor of the Company.

NOTE 15 SUBSEQUENT EVENTS
        -----------------

        On December 9, 1997, the Florida Resorts Subsidiary acquired the lease rights to 120 feet of beachfront land and improvements located in Pompano Beach, Florida from Ocean Palms Resort, Inc. and Ocean Palms Development Corporation, unaffiliated third parties. The ground lease rights to the Ocean Palms Resort Property is for a period of 99 years, of which 66 years and 3 months remain. The improvements include a 53 LTL unit complex, and other common area facilities. The Company also acquired the interest in several long term tenant leases, a $2,600,000 interest in promissory notes, arising out of the sale of long term leasehold units of Ocean Palms Resorts and the right to manage and operate the on-going rental of the units as hotel rooms on behalf of the owners.

        The Company acquired the Ocean Palms Resort Property, the Ocean Palms Resort Paper and the other rights for approximately $868,000 in cash, the issuance of 33,500 shares of the Company's Common Stock and the assumption of a $1,158,000 mortgage encumbering the Ground Lease.

        On December 9, 1997, the Florida Resorts Subsidiary acquired all of the issued and outstanding common stock of OPV Development, Inc. an unaffiliated third party. With the stock acquisition, the Company acquired OPV's primary asset, two lease rights to a four lot parcel of land and improvements located in Pompano Beach, Florida. The First Ground Lease is for a period of 99 years of which 65 years and 5 months remain. The Second Ground Lease is for a period of 93 years and 3 months, of which 65 years and 5 months remain. The Company acquired the 16 LTL unit Ocean Villas, and approximately $294,000 in promissory notes, which arose from the prior sale of 4 LTL units, for approximately $107,000 in cash, and the assumption of a first mortgage of $375,000 and a second mortgage of $150,000 encumbering the Ground Leases.