Form 10QSB
period 1997-12-31
CAPITOL COMMUNITIES CORP
filed 1998-02-19
CIK 915636

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

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

[X] YES [ ] NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:



Common Stock ($.01 Par Value)               7,384,500
     (Title of Class)               Shares Outstanding as of January 20, 1998

Transitional Small Business Disclosure Format: [ ] YES [X] NO

                        CAPITOL COMMUNITIES CORPORATION
                                  Form 10-QSB
                        QUARTER ENDED December 31, 1997

 TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Item 1.   Financial  Statements
          (Unaudited).........................................................3
       Consolidated Balance Sheet
          December 31, 1997...................................................3
       Consolidated Statement of Cash Flows
          For the Three Months Ended December 31, 1997 and 1996...............4
       Consolidated Statement of Operations
          For the Three Months ended December 31, 1997 and 1996...............5
       Notes to Consolidated Financial Statements
          December 31, 1997...................................................6

Item 2.   Management's Discussion And Analysis or Plan of Operation...........10

PART II. OTHER INFORMATION


Item 5.   Other Information...................................................17

Item 6.   Exhibits and Reports on Form 8-K....................................17

Signatures....................................................................18

Index to Exhibits

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         --------------------------------
               Capitol Communities Corporation and Subsidiaries
                          Consolidated Balance Sheets
                   December 31, 1997 and September 30, 1997
                                   UNAUDITED

                                                 December 31, 1997    September 30,1997
                                                 -----------------    -----------------
Current Assets:
     Cash in Bank                                   $   349,891          $   227,162

     Accounts Receivable                                 18,084               12,096
     Prepaid Assets                                     260,748              202,674
     Accrued Interest                                    29,249
                                                    -----------          -----------
           Total Current Assets                         657,972              441,932

Fixed Assets:
     Furniture and Fixtures                              76,211               36,260
     (Net of accumulated depreciation)

Notes Receivable
     Net of Discount of $255,852                      2,490,137

Non-Current Assets
     Deposits                                           160,914               62,679
     Real Estate Holdings                            10,164,265            9,468,637
     Loan Origination Fees
     (Net of accumulated amortization)                  171,046              155,359
     Organization Costs                                   1,200
                                                    -----------          -----------
           Total Non-Current Assets                  10,497,425            9,686,675

           Total Assets                             $13,721,745          $10,164,867
                                                    ===========          ===========
Current Liabilities:
     Accounts Payable &                                 508,953              516,994
     Accrued Expenses
     Accrued Interest                                   172,717               59,810
     Notes Payable                                    5,316,571            2,099,973
                                                    -----------          -----------
           Total Current Liabilities                  5,998,241            2,676,777

Deferred Gross Profit, Installment Sales                 22,254

Non-Current Liabilities
     Notes Payable                                    3,739,738            3,377,048
                                                    -----------          -----------
           Total Liabilities                          9,760,233            6,053,825

Shareholders' Equity
     Preferred Stock                                          0                    0
     Common Stock                                         7,385                7,312
     Additional Paid in Capital                       6,748,055            6,380,896
     Accumulated Deficit                             (2,793,927)          (2,277,166)

           Total Shareholders' Equity                 3,961,512            4,111,042
                                                    -----------          -----------
           Total Liabilities and
           Shareholders' Equity                     $13,721,745          $10,164,867
                                                    ===========          ===========

               Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
             For the Three Months Ended December 31, 1997 and 1996

                                   UNAUDITED

                                                              1997              1996
                                                              ----              ----
Cash Flows from Operating Activities:
     Net Loss                                            $  (515,102)      $  (229,174)
     Amortization                                             78,914            14,308
     Depreciation                                              1,836
     Adjustments to Reconcile Income
      to Net Cash Used for operating Activities
           (Increase) Decrease in Receivables                 (5,988)          (23,947)
           (Increase) Decrease in Deposits                   (98,235)
           (Increase) Decrease in Other Assets                (5,714)
           (Increase) Decrease in Real Estate Holdings      (695,628)          204,973
           (Increase) Decrease in Accrued Interest
            Receivable                                       (29,249)          (61,753)
           (Increase) Decrease in Pre-Paid Assets            (58,074)         (296,071)
           Increase (Decrease) in Accrued Expenses            (8,041)         (110,574)
           Increase (Decrease) in Deferred Revenue            22,254
           Increase (Decrease) in Accrued Interest
            Payable                                          112,907           285,131
                                                         -----------       -----------

     Net Cash Used for Operations                         (1,200,120)         (217,107)

Cash Flows from Investing Activities:
     Acquisition of Notes Receivable                      (2,490,137)                0
     Acquisition of Furniture and Fixtures                   (39,951)                0
     Increase (Decrease) in loan fees                        (94,601)
                                                         -----------       -----------
                                                          (2,624,689)
Cash Flows from Financing Activities:
     Increase in Notes Payable                             3,579,288            99,727

     Issuance of Common Stock                                368,250           376,000
                                                         -----------       -----------

     Net Cash used in Financing Activities                 3,947,538           475,727

Net Increase (Decrease) in Cash                              122,729           258,620

Beginning Cash                                               227,162          (185,911)
                                                         -----------       -----------

Ending Cash                                              $   349,891       $    72,709
                                                         ===========       ===========

                Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Operations
             For the Three Months Ended December 31, 1997 and 1996

                                   UNAUDITED

                                                              1997              1996
                                                              ----              ----
Revenues:
     Sales                                                 $  247,980       $  218,574
     Hotel Revenue                                             53,804
     Miscellaneous Income                                       2,723
     Cost of Sales                                            148,942           43,701
                                                           ----------       ----------

Gross Profit                                               $  155,565          174,873

Operating Expenses:
     General & Administrative
     Expenses                                                 588,604          268,831
                                                           ----------       ----------

Net Income (Loss) Before
     Interest Income                                         (433,039)         (93,958)

Interest Income                                                24,115           61,753
Interest Expense                                             (106,178)        (196,969)

Net Income (Loss)                                          $ (515,102)      $ (229,174)
                                                           ==========       ==========

Net Income (Loss) per share                                $   (0.070)      $   (0.032)
                                                           ==========       ==========

Weighted average shares outstanding:                        7,349,543        7,155,000
                                                           ==========       ==========

Dividends per Share                                                 0                0
                                                                    -                -

               CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                               December 31, 1997
                               -----------------

NOTE 1 -  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
          ---------------------------------------------------------

          Background
          ----------
          The consolidated balance sheet at December 31, 1997 and the related statements of operations and cash flows for the three month period ended December 31, 1997, include the accounts of Capitol Communities Corporation and its wholly owned subsidiaries and are unaudited. All inter-company accounts and transactions have been eliminated in consolidation.

          These unaudited interim consolidated financial statements should be read in conjunction with the September 30, 1997, fiscal year end financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

          The Company was originally incorporated in the State of New York on November 8, 1968, under the name of Century Cinema Corporation. In 1983, the Company merged with a privately owned company, Diagnostic Medical Equipment Corp., and as a result changed its name to that of the acquired company. By 1990, the Company was an inactive publicly held corporation. In 1993, the Company changed its name to AWEC Resources, Inc., and commenced operations. On February 11, 1994, the Company formed a wholly-owned subsidiary, AWEC Development Corp., an Arkansas corporation, which later changed its name to Capitol Development of Arkansas Inc., on January 29, 1996. The Company was formed to develop and sell real estate properties. In May 1994, the Company formed a wholly-owned subsidiary, AWEC Homes, Inc., an Arkansas corporation for the purpose of building single-family homes. The subsidiary's name was changed to Capitol Homes, Inc., on January 29, 1996.

          In order to effectuate a change in domicile and name change, approved by a majority of the Predecessor Corporation shareholders, the Predecessor Corporation merged, effective January 30, 1996, into Capitol Communities Corporation, a Nevada corporation formed in August 1995, solely for the purpose of the merger.

          On April 17, 1997, the Company formed Capitol Resorts, Inc., an Arkansas corporation (the "Resort Subsidiary"), for the purpose of conducting the Company's proposed Vacation Interval operation. See "Management's Discussion and Analysis or Plan of Operation."

          On July 30, 1997, the Company acquired Capitol Resorts of Florida, Inc. (the "Florida Resorts Subsidiary"), a newly formed Florida Corporation pursuant to an Agreement and Plan of Reorganization between the Company and MLT Management Corp. ("MLT"), a corporation not affiliated with the Company. See "Management's Discussion and Analysis or Plan of Operation."

          On December 9, 1997, the Florida Resorts Subsidiary acquired the lease rights to 120 feet of beachfront land and improvements located in Pompano Beach, Florida (the "Ocean Palms Resort Property") from Ocean Palms Resort, Inc. ("OPRI"), and Ocean Palms Development Corporation ("OPDC") unaffiliated third parties. The Company also acquired the interest of the owners in certain other assets of OPRI and OPDC. See "Management's Discussion and Analysis or Plan of Operation."

          On December 9, 1997, the Florida Resorts Subsidiary acquired all of the issued and outstanding stock of OPV Development, Inc. ("OPV"), an unaffiliated third party, whose primary asset is the Ocean Villas property ("Ocean Villas"), located in Pompano Beach, Florida. See "Management's Discussion and Analysis or Plan of Operation."

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


NOTE 1 -  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING
          -------------------------------------------------
          POLICIES (Continued)
          --------------------

          Earnings/Loss Per Share
          -----------------------
          Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the fiscal year ended September 30, 1997, was 7,171,014 and for the three months ended December 31, 1997, was 7,349,543

               CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                               December 31, 1997
                               -----------------


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

          On July 30,1997, the Company issued 100,000 shares of common stock to an unaffiliated company for the purchase of all of the stock of Capitol Resorts of Florida, Inc., under an Agreement and Plan of Reorganization, dated July 30, 1997.

          On July 29, 1997, the Company issued 50,000 shares of common stock to David Paes, an officer of the Company, in consideration of management services to the Company.

          On July 29, 1997, the Company issued 50,000 shares of common stock to Mary Peyton, an officer of Capitol Homes, Inc., a wholly-owned subsidiary of the Company, in consideration of management services to the Company.

          On October 20, 1997, the Company issued 20,000 shares of common stock to Ann

          Alridge, an officer of Capitol Development of Arkansas, Inc., a wholly-owned subsidiary of the Company, in consideration of management services to the Company.

          In October 1997, one shareholder returned a total of 19,000 shares of common stock for cancellation, pursuant to an agreement with the Company.

          In October 1997, an individual pursuant to a consulting agreement, exercised an option to purchase 38,000 shares of common stock.

          In December 1997, the Company issued 33,500 shares of common stock to an unaffiliated company, together with $868,000 in cash and the assumption of a $1,158,000 mortgage for the purchase of the Ocean Palms Resort Property, the Ocean Palms Resort Paper and other rights. See "Management's Discussion and Analysis or Plan of Operation."

Item 2.       Management's Discussion and Analysis or Plan of Operation.
              ---------------------------------------------------------

     During the last fiscal year, the Company significantly changed the nature of its business activities from land sales to real estate development and vacation interval operations. Although the Company has not yet commenced any material development or building activity, its primary focus is the development and sale of residential single-family homes on the more than 1,700 acres it currently owns in the City of Maumelle, Arkansas ("the Maumelle Property"), a 5,000 acre master planned community located fifteen miles from downtown Little Rock. In addition, the Company has expanded its focus to include the acquisition, renovation, development, sale and financing of vacation ownership interval interests ("VOIs") and vacation long-term leasehold interests ("LTLs") of resort, hotel and vacation properties. In its efforts to diversify its development focus, the Company has purchased approximately 36.3 acres of land and improvements in Osceola County, Florida, for development as a hotel and a VOI property. In December 1997, the Company also purchased 16 LTL Units (the "Ocean Villas" property), as a result of the acquisition of the stock of OPV Development, Inc. ("OPV"), an unaffiliated third party. In December 1997, the Company also purchased the lease rights to 120 feet of beachfront land and improvements in Pompano Beach, Florida ( the "Ocean Palms Resort"). The Ocean Palms Resort improvement includes a 53 LTL unit complex, all of which have been sold, with the Company acquiring the promissory notes generated from the sale (the "Ocean Palms Resort Promissory Notes"), as well as other assets. See "LIQUIDITY AND CAPITAL RESOURCES." The Company believes that its ability to generate revenues in the future from real estate development and interval activities will depend in large part on its ability to restructure, retire or replace its current short-term debt into long-term debt, and raise sufficient capital to commence meaningful development operations, and the Company's ability to develop or acquire greater construction, sales and other real estate and interval development expertise than the Company now possesses. The following discussion should be read in conjunction with the financial statements and the notes thereto appearing in Item 1 of this Part I (the "Financial Statements").

Financial Condition
-------------------

     During the fiscal year ended September 30, 1997, and during the three month period ended December 31, 1997, the Company continued to focus on expanding its position in the vacation interval and resort industries by acquiring strategic assets in these industries. In the three month period ended December 31, 1997, the Company acquired $2,490,137 in the Ocean Palms Resort Promissory Notes generated from the sale of LTL units in the Ocean Palms Resort and the sale of LTL units in the Ocean Villas (the "Ocean Villas Promissory Notes"). The acquisition of the Ocean Villas units increased the Company's real estates by $482,159. These acquisitions were primarily accomplished by utilizing cash and short term loans and lines of credit available to the Company. The Company intends to restructure and to replace the major of the short-term debt utilized to purchase these properties with more conventional long term financing. See "LIQUIDITY AND CAPITAL RESOURCES." The Company believes that results of operations will improve in the future if the Company is able to raise sufficient additional capital to replace or retire its short term debt, or convert such debt in to long term debt where appropriate. Such restructuring will enable the Company to commence significant development activities in

Maumelle and expand its acquisition and sale of vacation interval interests. There can be no assurance, however, that the Company will be able to restructure or retire its short-term debt on favorable terms to the Company or at all.

     Change in Financial Condition Since the End of the Last Fiscal Year.   At
     --------------------------------------------------------------------
December 31, 1997, the Company had total assets of $13,721,745 an increase of $3,556,878, or 35.0% over the Company's total assets as of the Company's fiscal year end of September 30, 1997. The Company had cash of $349,891 at December 31, 1997, compared to $227,162 at September 30, 1997, an improvement of $122,729. This improvement resulted from short-term loans from private sources (the "Bridge Loans") discussed below. See "LIQUIDITY AND CAPITAL RESOURCES."

     Prepaid assets increased from $202,674 on September 30, 1997, to $260,748 on December 31, 1997, an increase by $58,074. This increase was primarily a result of the acquisition of the Ocean Palms Resort and Ocean Villas properties, both of which are located in Pompano Beach Florida (collectively the "Pompano Beach Properties"). The Ocean Palms Resort had prepaid insurance and a prepaid ground lease totaling $58,796, as of December 31, 1997, while Ocean Villas had prepaid insurance and a prepaid ground lease totaling $18,882, as of December 31, 1997. A financial consulting contract for the 12 month period ending September 30, 1998, also increased prepaid assets by $25,125 in the three month period ended December 31, 1997.

     On December 9, 1997, the Company acquired an interest in several Ocean Palms Resort Promissory Notes resulting from the sale of long term leasehold Ocean Palms Resort units, together with certain other assets and rights. On the same date, the Company also acquired the Ocean Villas property, the assets of which included $243,970 in the Ocean Villas Promissory Notes. See "LIQUIDITY AND CAPITAL RESOURCES." The collective balance due on these notes amounted to $2,490,137, net of a discount of $255,852, as of December 31, 1997. There was also accrued interest owing on the notes of $29,249, as of that date. There were no related assets as of September 30, 1997.

     Deposits increased from $62,679 as of September 31, 1997, to $160,914 as of December 31, 1997, an increase of $98,235. This was primarily due to option payment deposits of $70,000 made to Century Realty, Inc. ("Century") to repurchase 36 acres of commercial property located in Maumelle, Arkansas and deposits to various mortgage banking firms.

     The carrying value of the Company's real estate holdings increased by $695,628 during the three months ended December 31, 1997, from $9,468,637 to $10,164,265. One major factor of this increase was the acquisition of Ocean Villas, discussed above, which resulted in an increase of $482,159. Additional expenditures on the Florida Bible College Property, in Osceola County, Florida, including capitalization of interest in the amount of $51,298, accounted for the balance of the increase.

     Total liabilities of the Company at December 31, 1997, had increased to $9,760,233, an increase of $3,706,408 over the September 30, 1997 total of $6,053,825. The liability for accrued interest increased to $172,717 at December 31, 1997, from $59,810 at September 30,1997. This increase of $112,907 reflects the interest on the borrowing used to acquire Ocean Palms Resorts and Ocean Villas properties, as well as the effect of interest due to Resure, Inc. ("Resure") for one quarter. As of September 30, 1997, the payment due on October 1, 1997, had been paid. The January 1, 1998, payment, while made on time, had not been paid as of December 31, 1997. This timing difference resulted in an increase of $86,374 in accrued interest payable over the September 30, 1997 total. The current liability for notes payable increased by $3,216,598 during the three months, from $2,099,973, as of September 30, 1997, to $5,316,571, as of December 31,
1997. This resulted primarily from using $1,617,424 of the Company's short-term lines of credit to acquire the Pompano Beach Properties and other assets in December 1997. The Ocean Palms Resort leasehold mortgage was assumed, with a balance of $1,133,014, as of December 31, 1997, and has a renewal or extension date of April 1, 1998. While the Company expects to renew or replace that mortgage, the entire balance is considered a current note payable. Further, as of December 31, 1997, the Company had borrowed $1,260,261 in Bridge Loans from private sources. This represented an increase of $282,556 in the three month period. See "LIQUIDITY AND CAPITAL RESOURCES."

     Accounts payable and accrued expenses decreased by $ 8,041. At September 30,1997, the liability for accounts payable and accrued expenses totaled $516,994. At December 31, 1997, the balance was $508,953. Accrued real estate taxes payable increased by$14,962, which represents the difference between new accruals of $17,045 and taxes paid, for a total of $3,083.

     Shareholders' Equity decreased by $149,530 or 3.64%. The decrease results primarily from the combination of the operating loss of $515,102 for the three month period ending December 31, 1997, which was partially offset by the issuance of $335,000 of the Company stock as part of the acquisition cost of the Ocean Palms Resort and $33,250 from the exercise of options for the purchase of stock.

Results of Operations
---------------------

Comparison of Three Months Ended December 31, 1997 to the Three Months Ended
----------------------------------------------------------------------------
December 31, 1996.    For the three months ended December 31, 1997, the Company
------------------
experienced a net loss of $515,102 compared with a loss of $229,174 for the three months ended December 31, 1996. The increase primarily is attributed to an increase in General and Administrative Expenses.

     Sales increased by $29,406 to $247,980 for the three months ended December 31, 1997, from $218,574 for the three months ended December 31, 1996. During the three months ended December 31, 1997, the sale of the Ocean Villas LTL units, totaled $222,980. Capitol Development of Arkansas, Inc. (the "Operating Subsidiary"), sold one parcel of undeveloped land for $25,000. The Company also received $53,804 in hotel management revenue from the newly acquired Pompano Beach Properties. During the three months ended December 31, 1996, sales totaled $218,574, primarily from the sale of a commercial property tract in Maumelle for $110,000 and timber royalties of $90,452. The gross profit for the three months ended December

31, 1997 was $155,565, as compared with $174,873 for the three months ended December 31, 1996. The higher gross profit in 1996 reflects the lower cost basis in the land and timber sold in the period relative to the sales price.

     General and administrative expenses increased by $319,773, from $268,831 for the three months ended December 31, 1996, to $588,604 for the three months ended December 31, 1997. This increase is a result of the increase in operational activities. Insurance costs increased by $10,505 in the three months ended December 31, 1997, over the same period in 1996 as a result of the acquisition of the Florida Bible College and the Pompano Beach Properties. Management Fees to Maumelle Enterprises, which were waived for the three months ended December 31, 1996, increased to $69,553 in the corresponding period in 1997. Employee compensation for the Pompano Beach Properties amounted to $26,263 for the period ended December 31, 1997, with no equivalent expense in the comparable 1996 period. Amortization expenses increased by $64,606 for the three months ended December 31, 1997, over the same period in 1996, primarily as a result of costs associated with the Bridge Loans. In addition to the operating expenses, an expense of $55,000 was recognized in the period ended December 31, 1997, when it was determined that deposits paid on two projects in Florida that the Company had been negotiating to acquire, were not recoverable. There was no comparable expense in 1996.

     Interest income decreased from $61,753 for the three month period ended December 31, 1996, to $24,115 for the three month period ended December 31, 1997. Interest income in 1996 represented interest due on the Resure Debenture, which the Company no longer owns effective September 30, 1997. Interest income for the three month period ended December 31, 1997, represented one month of interest receiviables due to the Company from the Ocean Palms Resort Promissory Notes and Ocean Villas Promissory Notes.

     Interest expense decreased by $90,791 from $196,969 for the three months ended December 31, 1996, to $106,178 for the three months ended December 31, 1997. The decrease resulted from the fact that despite the overall increase in debt, the majority of the new debt, primarily the borrowings for the acquisition of the Ocean Palms Resort and Ocean Villas properties, occurred in the last month of the quarter. In addition to the $95,955 expensed for the three month period ended December 31, 1997, interest of $61,568 was capitalized as part of the improvement costs of the projects in Orlando, Florida and the Pompano Beach Properties.

     The Company does not foresee any significant elements of income or loss that would not arise from its ordinary course of business, except for the losses that would likely arise if the Company is unable to extend, replace or retire its short term debt as it matures.


Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents amount to $349,891 or 2.54% of total assets at December 31, 1997, as compared with $227,162 or 2.23% at September 30, 1997. The Company's liquidity position at December 31, 1997, is not adequate to meet the Company's liquidity requirements, which include approximately $5,300,000 in short term debt.

     The Company has, as of December 31, 1997, borrowed $1,260,261 in Bridge Loans from private sources with net proceeds to the Company of approximately $997,677. The majority of the promissory notes evidencing the Bridge Loans, (the "Bridge Notes") bear interest at a rate of 10% per annum and mature nine months from the date of each note. Although the Bridge Loans are unsecured, the Company has provided a guarantee bond to the Bridge Note holders at a cost to the Company of $91,837 or 7.3%. The Company has also paid the investment banking firms that assisted the Company in obtaining the Bridge Loans a fee of $170,747 or 13.6% of the Bridge Loans. The Bridge Notes mature in the third and the fourth quarters of 1998. The Company may try to obtain an additional $500,000 in short-term debt financing from private investors during the first quarter of 1998, for general corporate purposes. There can be no assurance, however, that the Company will be able to obtain debt financing on favorable terms or at all.

     Since the end of the Company's fiscal year ended September 30, 1997, it has obtained a revolving line of credit with the Bank of Atkins in the amount of $1,750,000 at a fixed rate of interest of 10% per annum. The revolving line of credit matures May 27, 1998, at which time the principal and all accrued interest is due. This line of credit is secured by approximately 344 acres of the Large Residential Tract of the Maumelle Property. As of February 12, 1998, the outstanding balance of the revolving line of credit was $1,750,000. The funds were used to complete the acquisition of the Pompano Beach Properties, to pay off certain accounts payable, and for working capital.

     On February 12, 1998, the Company obtained a loan in the amount of $150,000 from the Bank of Atkins at a fixed rate of interest of 10.00%, maturing on May 27, 1998, at which time the principal and all accrued interest is due. This loan is also secured by the 344 acres of the Large Residential Tract of the Maumelle Property, as is the revolving line of credit discussed above. The funds are to be used for general operating purposes.

         On March 31, 1997, the Company obtained a fixed rate commercial revolving line of credit from the Bank of Little Rock in the amount of $400,000, bearing an interest rate of 10.00% per annum, payable interest only on a monthly basis, and maturing on May 10, 1998. The line is secured by approximately a
10.799 acre multi-family parcel of the Company's Maumelle Property. On July 29, 1997, the Company obtained a second commercial revolving line of credit from the Bank of Little Rock, in the amount of $450,000, also bearing interest at the rate of 10.00% per annum, payable principal and interest on demand or at maturity. The current maturity date is May 5, 1998. This line is secured by approximately a 19 acre multi-family parcel of the Company's Maumelle Property. As of February 12, 1998, the Company has drawn a total of $845,524 against the lines. The proceeds were used to complete the purchase of approximately 35 acres of land and improvements in Osceola County, Florida, known as the Florida Bible College (See below).

       On December 9, 1997, Capitol Resorts of Florida, Inc. ("the Florida Resorts Subsidiary") acquired the lease rights to Ocean Palms Resort, which consist of 120 feet of beachfront land and improvements located in Pompano Beach, Florida, from Ocean Palms Resort, Inc. ("OPRI"), and Ocean Palms Development Corporation ("OPDC") unaffiliated third parties. The ground lease rights to the Ocean Palms Resort property is for a period of 99 years, of which 66 years and 3 months remain (the "Ocean Palms Ground Lease"). The improvements include a 53 LTL unit complex, and other common area facilities. The Company also acquired the interest in several long term tenant leases, approximately $2,500,000 in the Ocean Palms Resort Promissory Notes arising out of the sale of the Ocean Palms Resort LTL units, and the right to manage and operate the on-going rental of the LTL units as hotel rooms on behalf of the LTL owners. As of December 31, 1997, the outstanding book value of the Ocean Palms Resort Promissory Notes amounted to $2,246,167, net a of discount of $255,852. The Ocean Palms Resort Promissory Notes are pledged, as additional collateral, to certain debt on the property assumed by the Company, and discussed below.

     The Company acquired the Ocean Palms Resort property, the Ocean Palms Resort Promissory Notes and the other rights for approximately $868,000 in cash, the issuance of 33,500 shares of the Company's Common Stock and the assumption of a $1,158,000 mortgage encumbering the Ground Lease (the "Ocean Palms Resort Note").

     On December 9, 1997, the Florida Resorts Subsidiary acquired all of the issued and outstanding of OPV, an unaffiliated third party. With the stock acquisition, the Company acquired OPV's primary asset, Ocean Villas, which consists of two lease rights to a four lot parcel of land and improvements (the "Ground Leases") located in Pompano Beach, Florida . The First Ground Lease is for a period of 99 years, of which 65 years and 5 months remain. The Second Ground Lease is for a period of 93 years and 3 months, of which 65 years and 5 months remain. The Company acquired the 16 LTL unit Ocean Villas, and approximately $244,000 in the Ocean Villas Promissory Notes, which arose from the prior sale of 4 LTL units, for approximately $107,000 in cash, and the assumption of a first mortgage of $375,000 and a second mortgage of $150,000 encumbering the Ground Leases (the "First and Second Ocean Villas Notes"). As of December 31, 1997, the outstanding book value of the Ocean Villas Promissory Notes amounted to $243,970. The Ocean Villas Promissory Notes are pledged to the First and Second Ocean Villas Notes as additional collateral, as discussed below.

     Due to the acquisition of the Ocean Palms Resort property and the Ocean Villas property, the Company's debt now includes the following:


     $1,158,000 note ("Ocean Palms Resort Note"), payable to various trusts and individuals (the "Ocean Palms Mortgagee"), secured by an assignment of the Ocean Palms Promissory Note and the conditional assignment of the Ocean Palms Ground Lease; 12.75% interest per annum, with interest only payments made monthly until May 1, 1998, at which time it is the note is payable interest and principal each month until it matures on April 1, 1998. The note can be extended by two additional years upon the payment of a

     1% extension fee of the then outstanding principal balance of the note on or before March 1, 1998.

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

     As of the date of this Report, the Company is current on the quarterly payments of $101,591 of principal and interest due to Resure on the $3,500,000 amended recourse note (the "Resure Note I"), which matures September 1, 1999, and bears interest at 10% per annum. The Resure Note I is secured by the approximately 701-acre Large Residential Tract in Maumelle, Arkansas. As of February 1, 1998, the principal balance on the Resure Note I is $3,411,493. The next quarterly payment to Resure is due on April 1, 1998.

     As of December 31,1997, the Company was obligated for a $200,000 unsecured recourse note payable to Davister Corp. (the "Davister Note") which matured January 9, 1996. Although the Davister Note has matured, the lender has not demanded payment or instituted collection proceedings. The Company intends to retire this debt in fiscal year 1998, from debt financing or generated revenues.

     The Company is currently negotiating with two mortgage banking firms to arrange long-term debt financing in the amount of $15,000,000 (the "Debt Financing Loan"). If the Debt Financing Loan is obtained, the Company will use the proceeds to retire its short-term debt and for working capital.

     The Company is also negotiating with two mortgage banking firms to arrange debt and construction financing in the amount of $15,000,000 (the "Construction Financing Loan"). If the Construction Financing Loan is obtained, the Company intends to use the net proceeds to commence operations as a home builder and to service existing debt. The Company intends to use part of the unsecured potions of the Maumelle Property to secure $10,000,000 of the loan, with the remaining $5,000,000 to be secured by home construction. Such negotiations remain in the initial stage and there is no assurance that the Company will able to obtain the Construction Financing Loan on favorable terms or at all.

     In addition, the Company is negotiating with a commercial bank and other institutional investors to obtain a construction loan in the amount of $18,000,000, to be secured by the Florida Bible College Property (the "Florida Bible College Construction Loan"). The Florida Bible College Construction Loan proceeds will be used to construct a 264 room hotel. The Florida

Bible College property was appraised by a third party MAI appraiser on December 5, 1997, at a value of $4,570,000. The property is presently unencumbered.

     There can be no assurance, however, that the Company will be able to negotiate terms acceptable to the Company on any or all of these loans, or at all.

     In respect to prospective long-term liquidity, the Company intends to generate the bulk of its cash from operations by building and selling homes initially on the Maumelle Property, and from the acquisition, development and subsequent operation of resort and vacation properties and the development and sale of VOI units and LTL units. This assumes that the Company can obtain the necessary financial resources to restructure or retire its present short-term debt and raise sufficient capital to commence development operations and begin substantial building operations and/or successfully negotiate the acquisition and sale of leisure properties. There can be no assurances, however, that the Company will be able to restructure or retire its short-term debt or obtain the necessary capital, on favorable terms to the Company or at all, to commence meaningful operations. Even if the Company is able to obtain the necessary capital required to commence meaningful operations, there can be no assurance the Company will be able to negotiate acceptable terms for the acquisition and development of additional properties.

PART II. OTHER INFORMATION

Item 5.  OTHER INFORMATION.

     The Company incorporates by reference the information in Part I, Item 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Liquidity and Capital Resources."

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS

   EXHIBITS

   The following Exhibits are filed as part of this Report.

11   Statement re: computation of per share earnings

27   Financial Data Schedule


     b)  REPORTS ON FORM 8-K

     None

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               CAPITOL COMMUNITIES CORPORATION



Date: February 18, 1998              By: /s/ Michael G. Todd
                                     Michael G. Todd, Chairman,
                                     President and Chief Executive Officer


Date: February 18, 1998              By: /s/ David Paes
                                     David Paes
                                     Treasurer and Vice President