Form 10KSB40/A
period 1997-09-30
CAPITOL COMMUNITIES CORP
filed 1998-05-08
CIK 915636

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-KSB/A
                                  Amendment 1



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

[X] YES  [ ] NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year. $4,139,299

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such, as of a specified date within the past 60 days. $4,682,166 based on the average of the bid and asked obtained from the National Quotation Bureau, Inc. ("NQB") on April 15, 1998.

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 7,419,500 as of April 15, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

NONE

     Transitional Small Business Disclosure Format YES [ ] NO [X]

ITEM 1.  DESCRIPTION OF BUSINESS, "BUSINESS DEVELOPMENT."

     Correction on page 7, paragraph 2, line 13 of the 1997 Annual Report on Form 10-KSB, the reference to Century Note II should read: Century Note I.

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

RESULTS OF OPERATIONS

     COMPARISON OF YEAR ENDED SEPTEMBER 30, 1997 TO YEAR ENDED SEPTEMBER 30, 1996. For the year ended September 30, 1997, the Company experienced a loss of $143,768 compared with a loss of $1,109,053 for the year ended September 30, 1996. The difference in performance resulted primarily from revenues of $4,139,299 in the year ended September 30, 1997. In comparison revenues for the year ended September 30, 1996 were $31,676. The cost of sales for the year ended September 30, 1997, amounted to $1,895,825, resulting in a gross profit of $2,243,474 or an increase of $2,211,798 over 1996 results. This increase in gross profits more than offset an increase of $1,076,509 in selling, general and administrative expenses over the comparable expenses for 1996 of $610,820.

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

     From the year ended September 30, 1996 to the year ended September 30, 1997, operating expenses increased from $610,820 to $1,687,329, an increase of $1,076,509. The increase in operating expenses resulted primarily from increased expenses for financial consulting, legal fees, amortization of loan costs on short term borrowings and recognition of the uncollectible accrued interest due from the Resure Debenture. A major portion of the increase resulted from an increase in management and consulting fees from $49,944 for the year ended September 30, 1996, to $564,074, an increase of $514,130. However, of this increase, $163,983 was accrued for management fees to Maumelle Enterprises. An increase of $226,000 in consulting fees to two consultants was not paid in cash but credited against the exercise price of certain stock options granted to the consultants. Amortization expenses increased to $291,271 in the year ended September 30, 1997, from a total of $57,232 in the prior year, an increase of $234,039. This resulted from expensing the remaining capitalized loan costs on the $3,500,000 Resure Note II and amortization of loan fees on various short term notes. The Company also realized an expense of $123,893 as an allowance for accrued interest due from Resure which was not collected under the Settlement Agreement with Resure. There were no corresponding expenses in the year ended September 30, 1996. In the year ended September 30, 1997, travel expenses increased a total of $33,844, legal expenses increased a total of $45,377, and the Company expensed $27,603 in deposits paid on two projects which the Company determined were not recoverable. The Company continues to accrue management and consulting fees to Maumelle Enterprises, a unrelated party. A total amount of $240,000 representing the accrued salary for the fiscal year ended September 30, 1997, for Michael G. Todd, the Company's President, was forgiven and added to paid in capital. The Company continues to accrue Mr. Todd's salary for fiscal year 1998. Maumelle Enterprises and Mr. Todd have represented to the Company that it is their intention to allow the Company to accrue such fees until the Company is financially in the position to pay the fees. The Company had not previously recognized any benefit from the accumulated tax loss carry forward of $2,023,737 as of September 30, 1996, resulting from prior years operating losses. However, in the current year, the Company did utilize a benefit of $14,000 from the tax loss carry forward. Recognizing the perceived risks and uncertainties and the cyclical nature generally associated with the primary business of the Company. Management has elected to only calculate the potential benefit to the Company of the applicable portion of the tax loss carry forward for the next two years. This has resulted in the Company recognizing an ordinary gain of $69,425 for the fiscal year ended September 30, 1997, from the tax benefit of the change in prior years valuation allowance.

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

     Liquidity Issues. As of April 15, 1998, the Company has approximately
     ----------------
$3,127,661 in short term debt that will mature during fiscal year ended September 30, 1998 and which may prevent the Company, unless extended, replaced retired or converted into long-term debt, from realizing or consummating any of its business plans, objectives, strategies, or transactions. Except for the short-term debt, the Company has minimal operating income and its primary source of funds to meet operating expenses for the last two years has been the liquidation of its real property inventory. There can be no assurance that the Company will be able to extend, replace, convert the short term debt into long-term debt, raise sufficient capital to retire the debt, or generate sufficient revenues to pursue the business plans, objectives, strategies, or transactions discussed herein.

     The home building and construction and interval resort industries are capital-intensive and generally involve a high degree of leveraging and up-front expenses to acquire land, improve it, and begin development. The Company intends to commence Vacation Interval activities by renovating and offering for sale LTL units in the Ocean Villas Property located in Pompano Beach, Florida in the third quarter of 1998. The Company further intends to commence building a hotel on its Florida Bible College during the fiscal year 1998, assuming it can obtain a construction loan collaterized by the property, which is currently unencumbered. The Company also intends to commence single-family home development in Maumelle in the first quarter of 1998. There can be no assurance, however, that the Company will be able to obtain such loans. In addition, the Company will need to raise substantial additional capital, or enter into joint ventures or other development agreements with well-funded development partners to implement its growth strategies in the vacation industry. There can be no assurance that the Company will be able to raise sufficient additional capital or enter into joint venture or other development agreements with developers under terms that are favorable to the Company, or at all.

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

     No assurance can be given that the Company will be able to qualify its future resorts for participation in any exchange network. Exchange networks are under no obligation to include any resorts the Company may develop. If the major exchange networks cease to function effectively, or if the Company's resorts are not accepted as exchanges for other desirable resorts in such networks, the Company will have difficulty selling Vacation Intervals. See "Business-- Participation in Vacation Interval Exchange Networks."

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

     . $200,000 recourse note payable to Davister Corp. (the "Davister Note"), matured January 9, 1996, unsecured; 9% interest payable at maturity.

     . $977,706 in non-secured short-term debt financed by private sources. The promissory notes generally bear interest at a rate of 10% to 10.9% per annum and mature nine months from the date of issuance of each note. As of April 15, 1998, the balance of the promissory notes amounted to $1,680,008.

     . $400,000 in a commercial revolving line of credit from the Bank of Little Rock (the "Little Rock Credit Line I"), secured by 11 acres of the multi-family Maumelle Property. The Little Rock Credit Line I bears interest at a fixed rate of 10% per annum. The Company is required to pay interest only on a monthly basis until the credit line matures on April 10, 1999, when the unpaid principal balance plus any accrued interest is due and payable. As of April 15, 1998, the balance of the Little Rock Credit Line I is $395,524.

     . $450,000 in a commercial revolving line of credit from the Bank of Little Rock (the "Little Rock Credit Line II"), secured by 19 acres of the multi-family Maumelle Property. The Little Rock Credit Line II bears interest at a fixed rate of 10% per annum and matured November 5, 1997 or on demand. The credit line's maturity date has been extended to until May 5, 1998, or on demand, whichever is sooner, at which time the interest and principal is due and payable. As of April 15, 1998, the balance of the Little Rock Credit Line II is $450,000.

     . $25,000 in ad valorem real property taxes, relating to all portions of the Maumelle Property, due and payable as of December 31, 1997. As of April 15, the Company has paid the ad valorem a timely manner.

     The Company is current on all of the foregoing debt, except the Davister Note. Although the Davister Note has matured, the lender has not demanded payment or instituted collection proceedings. The Company intends to retire this debt in fiscal year 1998, from debt financing or generated revenues. The Company intends to timely pay the ad valorem real property taxes for the fiscal year 1997, in the amount of $18,476 that is due on or before October 1, 1998.

     CERTAIN RECENT EVENTS RELATING TO THE COMPANY'S INDEBTEDNESS AND LIQUIDITY REQUIREMENTS.

     Since the end of the 1997 fiscal year, the Company obtained a revolving line of credit with the Bank of Atkins in the amount of $1,750,000 at a fixed rate of interest of 10% per annum. The revolving line of credit matures May 27, 1998, at which time the principal and all accrued interest) is due. This line of credit is secured by approximately 344 acres of the Large Residential Tract of the Maumelle Property. As of April 15, 1998, the outstanding balance of the revolving line of credit is $1,750,000. The funds were used to complete the acquisition of the Ocean Palms Resorts Property, the Ocean Villas Property, to pay off certain accounts payable and for working capital.

     Under the Resure Settlement Agreement, the Company is required to pay a Developer's Fee of $2,000 for each lot sold in the approximately 1,045 acres of the Large Residential Tract of the Maumelle Property, with such Developer's Fees not to exceed $2,000,000. The Developer's Fees is secured by written amendment to the loan mortgage securing the Resure Note I, which is recorded solely against 701 acres of the Large Residential Tract of the Maumelle Property. No fees are to be paid unless and until any lots or land are sold.

     Since September 30, 1998, the Company obtained an additional $702,302 in unsecured short-term debt from private sources.

     On February 12, 1998, Capitol Development of Arkansas, Inc. (the "Operating Subsidiary"), obtained a $150,000 loan from Bank of Atkins, secured by the 344 acres of the Large Residential Tract of the Maumelle Property, which also secures the $1,750,000 line of credit from the bank. Interest is payable at a fixed rate of 10% per annum. The loan matures on May 27, 1998, at which time all principal and accrued interest is due and payable. This loan was paid in full on April 15, 1998, from funds advanced under the line of credit from the Transflorida Bank.

     On April 17, 1998, the Operating Subsidiary, exercised its option under the Century Settlement to purchase 36 acres of Commercial Property, ("Tract D"); a
3.8 acre tract of land adjoining Tract D, ( the "Corner Lot;"); and 700,000 shares of the Company's voting common stock owned by Century. In addition to five option payments of $17,500 made by the Operating Subsidiary from November 17, 1997 through March 17, 1998, the Operating Subsidiary made a final payment in the amount of $2,132,057.39 on April 17, 1998. The Operating Subsidiary, on April 15, 1998, obtained a $1,900,000 loan from First Arkansas Valley Bank to assist it in purchasing the property. The loan is secured by Tract D and 3.5 acres of commercial land in Maumelle, Arkansas. In addition, the Operating Subsidiary pledged 700,000 shares of the Company's common stock as collateral for the loan. The First Arkansas Valley Bank loan bears interest at the rate of 10 percent per annum and matures on October 12, 1998, when the entire principal, plus all accrued interest is due and payable. The balance owing on the First Arkansas Valley Bank loan as of April 16, 1998 was $1,900,000.

     On April 10, 1998, Capitol Resorts of Florida, Inc. (the "Resorts Subsidiary"), obtained a $1,000,000 line of credit from Transflorida Bank, secured by the 36.3 acres of the Florida Bible College Property, located in
Orlando, Florida. The line of credit is guaranteed by the Company.   The
Transflorida Bank line bears interest at a variable interest rate of 1.00% in excess of the prime rate as determined by Sun Trust Banks of Florida, Inc. The initial interest rate is 9.50% and is adjustable at the time the prime rate changes. The Resorts Subsidiary is required to pay interest only on a monthly basis until the line of credit matures on April 1, 1999, at which time the entire principal balance plus any accrued and unpaid interest is due and payable. As of April 15, 1998, the Resorts Subsidiary has drawn $560,186 of the line of credit which was used as partial consideration to exercise the Company's option under the Century Settlement Agreement, to pay a $150,000 loan from the Bank of Adkins, and to pay current interest due on the line of credit.

     On March 10, 1998, the Operating Subsidiary obtained a $250,000 loan from the Bank of Little Rock (the "Little Rock Credit Line III") secured by 19 multi-family acres of the Maumelle Property, which also secures the Little Rock Credit Line II, discussed above. The $250,000 loan bears interest at a rate of 10% per annum and is payable on demand. If there is no demand from the Bank of Little Rock, the Operating Subsidiary is obligated to commence making interest only payments on April 10, 1998, and continuing monthly thereafter until September 10, 1998 when the entire unpaid principal balance, plus any accrued interest is due and payable. The proceeds of the loan were used for general operating purposes The balance owing on the loan as of April 15, 1998 was $250,000.

     In addition the debt stated above, the Company's debt, due to recent acquisitions, now includes the following:

     . $1,158,000 note ("Ocean Palms Resort Note"), payable to various trusts and individuals (the "Ocean Palms Mortgagee"), secured by an assignment of the Ocean Palms Paper and the conditional assignment of the Ocean Palms Ground Lease; 12.75% interest per annum, with interest only payments made monthly until May 1, 1998, at which time it is the note is payable interest and principal each month until it matures on April 1, 1999. The note can be extended by one additional year upon the payment of a 1% extension fee of the then outstanding principal balance of the note on or before March 1. As of April 15, 1998, the balance of the note amounted to $1,132,209.

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

     . The Company borrowed an additional $702,302 in non-secured short-term debt from private investors. The promissory notes generally bear interest at a rate of 10% to 10.9% per annum and mature nine months from the date of issuance of each note.

     . The Company obtained a $1,000,000 line of credit, which matures April 1, 1999. See discussion set forth above.

     . The Company obtained a line of credit in the amount of $1,900,000, which matures October 12, 1998. See discussion set forth above.

     . The Company obtained a line of credit in the amount of $250,000, which matures September 10, 1998. See discussion set forth above.

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

     COMPARISON OF YEAR ENDED SEPTEMBER 30, 1997 TO YEAR ENDED SEPTEMBER 30, 1996. At September 30, 1997, the Company had total assets of $10,234,292, a decrease of $2,703,885 or 20.90% from the Company's total assets as of the fiscal year ended September 30, 1996. The Company had cash of $227,162 at September 30, 1997, compared to a negative cash position on September 30, 1996, an increase of $413,073. This improvement resulted from sales of land, timber royalties and the secured short term debt financing. See "LIQUIDITY AND CAPITAL RESOURCES" above.

     Prepaid assets increased from $6,893 on September 30, 1996, to $202,674 on September 30, 1997, an increase of $195,781. This increase was primarily due to the prepayment of amounts owed under a financial consulting contract. The contract extends through September 30, 1998, and the prepaid portion of the contracted amounted to $150,000. The prepayment of these amounts did not result in a decrease in cash. The consultant was given credit against the exercise price of certain stock options granted to them pursuant to the consulting contract.

     Investments decreased from $3,500,000 as of September 30, 1996, to $0 as of September 30, 1997. This represented the cancellation of the Resure Debenture.

     The carrying value of the Company's real estate holdings increased by $312,280 during the year, from $9,156,357 to $9,468,637. The net increase was a result of various transactions. One component was the decrease resulting from the elimination of $208,172 of Special Taxes of certain Maumelle Property commercial tracts. These Special Taxes were for the repayment of Municipal Bonds issued for infrastructure construction of the site. The Company therefore capitalized the cost, thus reducing the carrying value of the property. A second component was the decrease resulting from the dismissal of the Holloway Lawsuit against the Pine Ridge District. The Company had accrued a liability of $200,000 which was capitalized as a part of the cost of the tract. Upon dismissal of the suit, this liability was eliminated and the carrying value of the land was reduced. The sale of one of the commercial sites in December, 1996 resulted in a net reduction of $28,361. The sale of a 67 acre single-family parcel resulted in a reduction of real estate holdings of $322,256. The sale of 40 acres of commercial property to Century resulted in a reduction of real estate holdings of $1,435,309, representing the allocated cost of the property. The major addition to real estate holdings resulted from the acquisition of the property in Orlando, Florida. The acquisition cost and additional capitalized expenditures through September 30, 1997 amounted to a total of $2,062,888. Other additions to real estate holdings resulted from expenditures of $63,070 in connection with the renewal of a purchase contract for the acquisition of the West Little Rock, Capitol Lakes Estates project. The contract was renewed after an appeal and subsequent reversal of the Little Rock City Council's prior denial of zoning changes and annexation into the City. On April 15, 1997, the Company paid a fee of $10,000 for a six month extension on the agreement to October 14, 1997, and subsequently to October 14, 1998. Additional capitalized costs totaling $95,706 were added to real estate holdings, primarily for pre-development costs on four different properties in Maumelle. Other additions to real estate holdings resulted from pre-acquisition costs on properties in Branson, Missouri and in North Carolina of $31,800. Non-current assets were increased by $69,425 for a deferred tax asset resulting from the tax benefit of a change in prior years valuation allowance.

     Total liabilities of the Company as of September 30, 1997, decreased by a total of $4,417,217 from the September 30, 1996 total of $10,485,042. The liability for accrued interest decreased to $59,810 at September 30, 1997 from $252,712. This decrease of $192,861 resulted from the settlements with Century and Resure, which resulted in the cancellation of the Century notes and Resure
Note II, and the payment of all interest due on the Resure Note II. The current liability for notes payable increased by $135,567 during the year from $1,964,406 to $2,099,973. This increase included the $977,706 of secured short term loans obtained during the year and a $49,665 reclassification of notes payable to current liabilities for principal payments due within one year of September 30, 1997. New short term lines with an aggregate balance owing of $849,024 were also obtained during the year. The Century notes totaling $1,750,000 in short term notes payable were retired.

     Accounts payable and accrued expenses decreased by $591,932, from $1,108,926 as of September 30, 1996 to $516,994 as of September 30, 1997.
Accrued Special Taxes decreased by $208,172 in the year. The decrease was a result of the bond refinancing by the Improvement District encompassing the bulk of the Company's commercial land. A decrease in the Pine Ridge District liability of $200,000 resulted from the dismissal of the lawsuit filed against the District. As sole property owner in the Pine Ridge District, any liability of the District would impact on the Company. Accrued real estate taxes payable also decreased by $55,890, which represents the difference between new accruals of $59,990 and payment of taxes totaling $115,880. Accrued Officers salaries of $240,000 at September 30, 1996 were forgiven at September 30, 1997 and reclassified as Additional Paid in Capital. Shareholders' Equity increased by $1,713,332 or 69.84% in the year. The increase is a result of the net loss of $143,768 for the year ended September 30, 1997, the issuance of 188,000 new shares of the Company's common stock at $2.00 per share, pursuant to the Consultants stock options discussed above, the issuance of 100,000 of the Company's common stock in relation to the Company's acquisition of the Orlando, Florida property, and the forgiveness of a total of $480,000 in accrued salaries for the fiscal years ended September 30, 1996 and September 30, 1997, by Michael
G. Todd, the Company's president.

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

                      CAPITOL COMMUNITIES CORPORATION



                         By: /s/ Michael G. Todd

                             Michael G. Todd, Chairman,
                             President and Chief Executive Officer

                        CAPITOL COMMUNITIES CORPORATION
                               AND SUBSIDIARIES

                         AUDITED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1997

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Board of Directors and Stockholders of Capitol Communities Corporation and Subsidiaries

We have audited the accompanying balance sheets of Capitol Communities Corporation and Subsidiaries as of September 30, 1997 and the related statements of income and accumulated deficit, stockholders equity and cash flows for the years ended September 30, 1997, and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


December 23, 1997
Amended
May 6, 1997
Coral Springs, Florida

December 23, 1997
Coral Springs, Florida

               CAPITAL COMMUNITIES CORPORATION AND SUBSIDIARIES
               -----------------------------------------------
                                 BALANCE SHEET
                                 -------------
                                September 30, 1997
                                ------------------


                                    ASSETS
                                    ------
    1997
    ----
Current Assets:
  Cash and Cash Equivalents                                          $   227,162
  Accounts Receivable                                                     12,096
  Prepaid Assets                                                         202,674
                                                                     -----------

         Total Current Assets                                            441,932
                                                                     -----------
Fixed Assets:
  Furniture and Fixtures
      (Net of accumulated depreciation of $2,412)                         36,260
                                                                     -----------

Non-Current Assets:
  Deposits                                                                62,679
  Real Estate Holdings                                                 9,468,637
  Loan Origination Fees
      (Net of accumulated amortization of $295,597)                      155,359
                                                                     -----------

  Deferred Tax Asset (Note 1)                                             69,425
                                                                     -----------

         Total Non-current Assets                                      9,756,100
                                                                     -----------

         Total Assets                                                $10,234,292
                                                                     ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
  Accounts Payable & Accrued Expenses                                $   516,994
  Accrued Interest                                                        59,810
  Notes Payable                                                        2,099,973
                                                                     -----------

         Total Current Liabilities                                     2,676,777

Non-Current Liabilities:
  Notes Payable                                                        3,377,048
                                                                     -----------
  Deferred Taxes Payable                                                  14,000
                                                                     -----------
         Total Liabilities                                             6,067,825
                                                                     -----------

Shareholders' Equity:
  Preferred Stock, $.01 par value, none
      issued and outstanding                                               - 0 -
  Common Stock, $.001 par value; 40,000,000
      shares authorized; 7,312,000
      shares issued and outstanding                                        7,312
  Additional Paid in Capital                                           6,620,896
  Accumulated Deficit                                                 (2,461,741)
                                                                     -----------

      Total Shareholders' Equity                                       4,166,467
                                                                     -----------

      Total Liabilities and Shareholders' Equity                     $10,234,292
                                                                     ===========

              See Accompanying Notes to the Financial Statements

               CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                 STATEMENTS OF OPERATIONS AND RETAINED DEFICIT
                 ---------------------------------------------
                    Years Ended September 30, 1997 AND 1996
                    ---------------------------------------

                                                                   1996             1997
                                                               -----------       -----------
Revenues:
Sales (Note 11)                                                $    31,676       $ 4,139,299
Cost of Sales                                                        - 0 -         1,895,825
                                                               -----------       -----------
Gross Profit                                                        31,676         2,243,474


Operating Costs and Expenses:
Selling, General &
   Administrative                                                  610,820         1,687,329
                                                               -----------       -----------

Income (Loss) Before
Interest Income (Expense)                                         (579,144)          556,145
Interest Income                                                    245,905            71,543
Interest Expense                                                  (775,814)         (826,881)
                                                               -----------       -----------

Net (Loss) Before Provision
For Income Taxes                                                (1,109,053)         (199,193)
Provision for Income Taxes (Note 1)
Tax Benefit of Change in
  Prior Year Valuation Allowance                                     - 0 -            69,425
Deferred Taxes                                                       - 0 -           (14,000)
                                                               -----------       -----------


                                                                     - 0 -            55,425
                                                               -----------       -----------
Net (Loss)                                                      (1,109,053)         (143,768)

Accumulated Deficit - Beginning of Year                         (1,208,920)       (2,317,973)
                                                               -----------       -----------
Accumulated Deficit - End of Year                              $(2,317,973)      $(2,461,741)
                                                               ===========       ===========

Income (Loss) Per Common Share                                      (0.158)             (.02)
                                                               ===========       ===========
Weighted Average
Common Shares Outstanding                                        7,000,000         7,171,014
                                                               ===========       ===========


              See Accompanying Notes to the Financial Statements

               CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 ---------------------------------------------
                              September 30, 1997
                              ------------------

                                                                        ADDITIONAL
                                                        COMMON STOCK     PAID-IN        ACCUMULATED
                                      # SHARES             AMOUNT        CAPITAL          DEFICIT
                                      ----------       ------------     ----------      -----------
September 30, 1995                     7,000,000              7,000      4,764,108       (1,208,920)

Net Loss                                   - 0 -              - 0 -          - 0 -       (1,109,053)
                                      ----------       ------------     ----------      -----------
September 30, 1996                     7,000,000              7,000      4,764,108       (2,317,973)

Additional Paid-In
   Capital Attributed to
   Forgiveness of Debt                     - 0 -              - 0 -        480,000            - 0 -

Additional Stock
   Issued (Net)                          312,000                312      1,376,788            - 0 -

Net (Loss)                                 - 0 -              - 0 -          - 0 -         (143,768)
                                      ----------       ------------     ----------      -----------
September 30, 1997                     7,312,000           $  7,312     $6,620,896     $ (2,461,741)
                                      ==========       ============     ==========      ===========

              See Accompanying Notes to the Financial Statements

               CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                    YEARS ENDED SEPTEMBER 30, 1997 AND 1996
                    ---------------------------------------

                                                                    1996                       1997
                                                                 ----------                 ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                              $  (143,768)              $(1,109,053)
  Adjustments to Reconcile Net
  Income (Loss) to Cash Used in
  Operating Activities:
      Depreciation                                                     2,412                     - 0 -
      Amortization                                                   155,344                    57,232
      Forgiveness of Accrued
         Compensation Credited To
         Additional Paid in Capital                                  480,000                     - 0 -
      (Increase) Decrease in Accounts
        Receivable                                                   (11,039)                  (38,191)
      (Increase) Decrease in Prepaid
        Assets                                                      (195,781)                      535
      (Increase) Decrease in Accrued
        Interest Receivable                                           62,140                     - 0 -
      (Increase) Decrease in Deposits                                (62,550)                    - 0 -
      (Increase) Decrease in Real
        Estate Holdings                                             (312,280)                 (254,936)
      (Increase) Decrease in Loan
        Obligation Fees                                              (99,102)                    - 0 -
      (Increase) Decrease in Investments                           3,500,000                     - 0 -
      Increase (Decrease) in Accounts
        Payable and Accrued Expenses                                (784,793)                  906,631
      Increase (Decrease) in Short
        Term Notes Payable                                           135,567                     - 0 -
      (Increase) in Deferred Tax Asset                               (69,425)                    - 0 -
      Increase in Deferred Taxes Payable                              14,000                     - 0 -
                                                                 -----------               -----------
  Net Cash Provided (Used) in Operating Activities                 2,670,725                  (437,782)
                                                                 -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Furniture and Fixtures                              (38,672)                    - 0 -
                                                                 -----------               -----------
  Net Cash Provided (Used) in Investing Activities                   (38,672)                    - 0 -
                                                                 -----------               -----------


                                                                     1997                      1996
                                                                 -----------               -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Long Term Debt                           (3,596,080)                  (13,832)
  Issuance of Common Stock                                               312                     - 0 -
  Proceeds of Additional Paid in Capital                           1,376,788                     - 0 -
                                                                 -----------               -----------

  Net Cash Provided (Used) by Financing Activities                (2,218,980)                  (13,832)
                                                                 -----------               -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                               413,073                  (451,614)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                       (185,911)                  265,703
                                                                 -----------               -----------
CASH AND CASH EQUIVALENTS - END OF YEAR                          $   227,162               $  (185,911)
                                                                 ===========               ===========

              See Accompanying Notes to the Financial Statements

               CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------


                                 TABLE OF CONTENTS
                                 -----------------

                                                          Page
                                                          ----

Independent Auditor's Report                               17

Financial Statements

     Balance Sheet                                         18
     Statements of Operations and Retained Deficit         19
     Statements of Changes in Shareholders' Equity         20
     Statements of Cash Flows                              21

Notes to Financial Statements                             7 - 14

                CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
                ------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               SEPTEMBER 30, 1997
                               ------------------


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

               CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              SEPTEMBER 30, 1997
                              ------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -------------------------------------------

      D. INCOME TAXES
         ------------

         In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting standards 109 of "Accounting for Income Taxes." Under FASB 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has NOL's of approximately 2,000,000 expiring in the years 2009 through 2012.

                 Deferred Tax Benefit              $688,000
                 Valuation Allowances               618,575
                                                   --------
                                                   $ 69,425
                                                   ========

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

               CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              SEPTEMBER 30, 1997
                              ------------------


NOTE 2 - CAPITAL TRANSACTIONS
         --------------------

      Net changes in common stock consisted of the following transactions:

         # Shares          Date          Description of Transaction
         --------          ----          --------------------------
          38,000          10/7/96        Stock option exercised for
                                         performance of consulting fees

         150,000         11/12/96        Stock option exercised for
                                         performance of consulting fees

         (38,000)         4/17/97        Stock certificate canceled

         (19,000)         4/25/97        Stock certificate canceled

         (19,000)          5/7/97        Stock certificate canceled

         100,000          7/29/97        Stock issued as consideration
                                         for acquisition (see Note 13)

         100,000          7/29/97        Stock issued for employe compensation
         =======
         312,000
         =======

NOTE 3 - AGREEMENTS
         ----------

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

NOTE 4 - CONTINGENCIES
         -------------
      A. There was a lawsuit pending in the amount of $200,000 with interest at 5% per annum dated February 9, 1994 against Pine Ridge Improvement District, filed by Robert D. Holloway, Inc. for engineering services, planning, and surveying. Capitol Communities Corporation, Inc. and its subsidiaries were not a party to the action; however, as owner of the property, any

                CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
                ------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               SEPTEMBER 30, 1997
                               ------------------

         judgement against the property could be a liability to the Company.

      B. On March 12, 1997 the Chancery Court of Pulaski County, Arkansas, Second Division granted a summary judgement in favor of the Company, relieving it of any liability arising from assessment or tax levy in the matter of Robert Holloway, Inc. vs Pine Ridge Residential Property Owners Improvement District. Robert Holloway, Inc. subsequently appealed the summary judgment. The Company has not accrued a liability for this contingency.

NOTE 5   MORTGAGES
         ---------

         On September 11, 1995, the Company entered into a promissory note with Resure, Inc. for $3,500,000, bearing interest at 10% per annum, payable in full on July 1, 2000 and secured by a 701.3 acre tract of land in Maumelle, Arkansas. Effective September 30, 1997, the Company entered into a modification of the promissory note with Resure, Inc. The principal becomes due and payable in full, on October 1, 1999.

         Payments are due in the amount of $101,591.16 including principal and interest at 10% per annum, payable quarterly. The next payment is due January 1, 1998.

NOTE 6   LEASE AGREEMENT
         ---------------

         The Company is subleasing office space from Dehaven & Todd Co., in which Mike G. Todd, is a partner. The monthly lease payment began on October 1, 1995 and is $1,900 per month. The lease expires September 30, 1998.

         The lease commitment is as follows: Year ended September 30,1998

         Total Minimum     22,800

         Rental Payments  $22,800
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

               CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              SEPTEMBER 30, 1997
                              ------------------


NOTE 8   NOTES PAYABLE
         -------------

         Notes payable consist of the following:  9/30/1997
                                                  ---------
         Note Payable - Bank of Little Rock
         ----------------------------------
         Secured 10% Line of Credit 10% per annum;
         maturing April 10, 1999                                       $ 399,024


         Note Payable - Bank of Little Rock
         ----------------------------------
         Secured 10% Line of Credit 10% per annum;                       450,000
         maturing May 5, 1998


         Note Payable - Davister
         -----------------------
         Unsecured 9% per annum due                                      200,000
         January 9, 1996


         Notes Payable
         -------------
         Various Notes payable
         ---------------------
         Unsecured notes with interest rates ranging from 10% to 12% with maturities not to exceed nine months.


         Note Payable - Resure Mortgage                                   49,665
         ------------------------------
         Total Current Maturities                                     $2,099,973
                                                                      ----------

         Note Payable - Resure Mortgage
         ------------------------------
         Secured 10% per annum due
         September 1,1999 - Quarterly
         payments beginning 1/1/98
         for $101,591                                                  3,377,048

          Total Non-Current                                            3,377,048
                                                                      ----------
          Total Notes Payable                                         $5,477,021
                                                                      ==========

         Maturing of Long Term Debt
         --------------------------

         Fiscal Year Ended September 1999                             $   71,129
         Fiscal year Ended September 2000                              3,305,919
                                                                      ----------

                                                                      $3,377,048
                                                                      ==========

               CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              SEPTEMBER 30, 1997
                              ------------------

NOTE 9   LOAN ORIGINATION FEES
         ---------------------

         Loan origination fees were incurred in connection with the Resure, Inc. debt refinancing September 11, 1995. These costs are being amortized on a straight-line basis over fifty-seven months, or upon satisfaction of note.

         During the year, one of the notes have been satisfied, thus the loan origination costs related to that note were written off. The costs for the remaining debt is being amortized over the life of the note obligation remaining.

NOTE 10  SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

         Year End             1997             1996
         Interest Paid      $826,881         $775,814

         On July 29, 1997, the company issued 100,000 shares for an acquisition (See Note 13).

         As of September 30, 1997, the President forgave $240,000 of accrued compensation and credited it as additional paid in capital.

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

         Under the provisions of the Settlement Agreement, the Company paid $17,500 to Century simultaneous to the execution of the Settlement Agreement and delivered to an escrow agent a Warranty Deed conveying to Century Tract D and an approximately 3.5 acre track of land adjoining Tract D. In return, Century acknowledged that all obligations due Century pursuant to the Century Note 1 and the Century Note 2 were satisfied. Under the Settlement Agreement the Company has the option to repurchase Tract D and the Corner Tract, and the 700,000 shares of the Company's stock owned by Century. See Discussion in Note 14.

                CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
                ------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               SEPTEMBER 30, 1997
                               ------------------


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

         The Settlement Agreement further provided that: (a) Resure terminate the $3,500,000 Resure Note II and Contribution Agreement and deliver the same to the Company. (b) The Company terminate the Resure Debenture issued in connection with the Resure Note II and the Contribution Agreement and deliver the same to Resure.

         As additional consideration to the Liquidator to enter into the Settlement Agreement, the Company agreed to pay a developer's fee of $2,000 for each lot sold in Parcel 1 and Parcel 2. The Developer's fee is secured by a written amendment to the loan mortgage securing the Resure Note I.

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

                CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
                ------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               SEPTEMBER 30, 1997
                               ------------------

NOTE 14  OPTION
         ------

         The Company has the option to repurchase Tract D, the 3.5 acre parcel tract adjoining Tract D and 700,000 shares of the Company's common stock owned by Century. The option requires the Company to make 5 monthly option payments of $17,500 commencing November 17, 1997 and a final payment of $2,138,087.39 on April 17, 1998.

NOTE 15  SUBSEQUENT EVENT
         ----------------

A. On April 17, 1998, the Company's Operating Subsidiary exercised its option under the Century Settlement Agreement to purchase 36 acres of Commercial Property, known as Tract D, the 3.5 acre tract of land adjoining Tract D, and the 700,000 shares of the Company's voting common stock owned by Century. The purchase price was $2,132,057.39 paid on April 17, 1998. In addition, the Company had already made five option payments between November 17, 1997, and March 17, 1998, in the amount of $17,500 per option payment.

B. On December 9, 1997, Capitol Resorts of Florida, Inc., a wholly owned subsidiary of the Company, acquired the lease rights to 120 feet of beachfront land and improvement located in Pompano Beach, Florida. The improvements known as Ocean Palms Resort, include a 53 unit residential complex and other common area facilities. The Company also acquired the interest of the previous owner in several long-term tenant leases, approximately $2,500,000 in Promissory Notes derived from the sale of long term leasehold interests in the units to various owners and the right to manage and operate the on-going rental of the units as hotel rooms on behalf of the owners. The Resort Subsidiary acquired the property, the Promissory Notes and the other rights for approximately $868,000 in cash, the issuance of 33,500 shares of the Company's common stock and the assumption of a $1,158,000 mortgage encumbering the ground lease.

C. On December 9, 1997, Capitol Resorts of Florida, Inc. acquired all the issued and outstanding stock of OPV Development Inc. OPV's primary asset is the ground lease rights to a four lot parcel of land and improvements located in Pompano Beach, Florida. The improvements, known as Ocean Villas, consist of 16 residential units and common area. The Company also acquired approximately $244,000 in Promissory Notes derived from the prior sale of four of the units. The cost of the acquisitions of OPV was approximately $107,000 in cash, the assumption of a first mortgage of $375,000 and a second mortgage of $150,000 encumbering the ground leases.