Form 10QSB
period 1998-03-31
CAPITOL COMMUNITIES CORP
filed 1998-05-19
CIK 915636

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the transition period from _____ to_____

                    Commission File No. 0-23450

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
[X] YES [ ] NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock ($.01 Par Value)                          7,969,500
     (Title of Class)                    Shares Outstanding as of April 30, 1998

Transitional Small Business Disclosure Format: [ ] YES [X] NO

                        CAPITOL COMMUNITIES CORPORATION
                                  Form 10-QSB
                         QUARTER ENDED March 31, 1998

TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
            (Unaudited).........................................................       3
            Consolidated Balance Sheet
              March 31, 1998....................................................       3
            Consolidated Statement of Cash Flows
              For the Six Months Ended March 31, 1998 and 1997..................       4
            Consolidated Statement of Operations
              For the Six Months ended March 31, 1998 and 1997..................       5
            Consolidated Statement of Operations
              For the Three Months ended March 31, 1998 and 1997................       6
            Notes to Consolidated Financial Statements
              March 31,1998.....................................................       7

Item 2.     Management's Discussion And Analysis or Plan of Operation...........      11

PART II.    OTHER INFORMATION

Item 5.     Other Information...................................................      20

Item 6.     Exhibits and Reports on Form 8-K....................................      20

Signatures......................................................................      21

Index to Exhibits

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         --------------------------------

               Capitol Communities Corporation and Subsidiaries
                          Consolidated Balance Sheets
                     March 31, 1998 and September 30, 1997
                                   UNAUDITED

                                                March 31, 1998    September 30, 1997
                                               ---------------    ------------------
Current Assets:
     Cash in Bank                                  $   224,065           $   227,162
     Accounts Receivable                                31,643                12,096
     Prepaid Assets                                    405,391               202,674
     Accrued Interest                                   27,392
                                                   -----------           -----------
          Total Current Assets                         688,491               441,932

Fixed Assets:
     Furniture and Fixtures
     (Net of accumulated depreciation)                  77,805                36,260
Notes Receivable
     Net of Discount of $245,064                     2,403,429
Non-Current Assets
     Deposits                                          448,778                62,679
     Real Estate Holdings                           10,339,724             9,468,637
     Loan Origination Fees
     (Net of accumulated amortization)                 278,804               155,359
     Deferred Tax Asset                                 69,425                69,425
     Organization Costs                                  1,200
                                                   -----------           -----------

          Total Non-Current Assets                  11,137,931             9,756,100
                                                   -----------           -----------

          Total Assets                             $14,307,656           $10,234,292
                                                   ===========           ===========
Current Liabilities:
     Accounts Payable &
     Accrued Expenses                                  695,902               516,994
     Accrued Interest                                  209,842                59,810
     Notes Payable                                   6,231,313             2,099,973
                                                   -----------           -----------
          Total Current Liabilities                  7,137,057             2,676,777

Non-Current Liabilities
     Notes Payable                                   3,710,297             3,377,048
     Deferred Taxes Payable                                                   14,000

          Total Liabilities                         10,847,354             6,067,825


Shareholders' Equity
     Preferred Stock                                         0                     0
     Common Stock                                        7,385                 7,312
     Additional Paid in Capital                      6,988,055             6,620,896
     Accumulated Deficit                            (3,535,137)           (2,461,741)

          Total Shareholders' Equity                 3,460,302             4,166,467
                                                   -----------           -----------
          Total Liabilities and
          Shareholders' Equity                     $14,307,656           $10,234,292
                                                   ===========           ===========

               Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
               For the Six Months Ended March 31, 1998 and 1997

                                   UNAUDITED

                                                               1998           1997
                                                               ----           ----
Cash Flows from Operating Activities:
     Net Loss                                              $(1,073,396)    $ (646,717)
     Amortization                                              176,391         42,301
     Depreciation                                                3,337
     Adjustments to Reconcile Income
       to Net Cash Used for operating Activities
     (Increase) Decrease in Receivables                        (19,547)            (1)
     (Increase) Decrease in Deposits                          (386,099)
     (Increase) Decrease in Other Assets                       (11,988)       (14,000)
     (Increase) Decrease in Real Estate Holdings              (871,087)       389,763
     (Increase) Decrease in Accrued Interest
       Receivable                                              (27,392)       (61,753)
     (Increase) Decrease in Pre-Paid Assets                   (202,717)      (220,069)
     Increase (Decrease) in Accrued Expenses                   178,908       (299,514)
     Increase (Decrease) in Deferred Taxes Payable             (14,000)
     Increase (Decrease) in Accrued Interest Payable           150,032        481,570
     Other                                                      (1,019)
                                                           -----------     ----------
     Net Cash Used for Operations                           (2,098,577)      (328,420)

Cash Flows from Investing Activities:
     Acquisition of Notes Receivable                        (2,490,137)             0
     Collections of Notes Receivable                            97,496
     Acquisition of Furniture and Fixtures                     (44,882)             0
     Loan Origination Fees                                    (299,836)      (102,400)
                                                           -----------     ----------
                                                            (2,737,359)      (102,400)

Cash Flows from Financing Activities:
     Increase in Notes Payable                               5,164,589        514,492
     Payment of Notes Payable                                 (700,000)
     Issuance of Common Stock                                  368,250        376,000
                                                           -----------     ----------
     Net Cash used in Financing Activities                   4,832,839        890,492

Net Increase (Decrease) in Cash                                 (3,097)       459,672

Beginning Cash                                                 227,162       (185,911)
                                                           -----------     ----------
Ending Cash                                                $   224,065     $  273,761
                                                           ===========     ==========

               Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Operations
               For the Six Months Ended March 31, 1998 and 1997

                                 UNAUDITED

                                                    1998         1997
                                                    ----         ----
Revenues:
     Sales                                     $   319,970    $   287,465
     Hotel Revenue                                 191,310
     Miscellaneous Income                           13,511
     Cost of Sales                                 198,678         43,701
                                               -----------    -----------

Gross Profit                                   $   326,113        243,764

Operating Expenses:
     General & Administrative
     Expenses                                    1,195,744        557,894
                                               -----------    -----------

Net Income (Loss) Before
     Interest Income                              (869,631)      (314,130)

Interest Income                                     89,700         62,123
Interest Expense                                  (293,465)      (394,710)

Net Income (Loss)                              $(1,073,396)   $  (646,717)
                                               ===========    ===========

Basic Earnings (Loss) per share                $    (0.146)   $    (0.090)
                                               ===========    ===========

Weighted average shares outstanding:             7,366,830      7,151,099
                                               ===========    ===========

Dividends per Share                                      0              0
                                                         -              -

               Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Operations
              For the Three Months Ended March 31, 1998 and 1997

                                 UNAUDITED

                                               1998           1997
                                               ----           ----
Revenues:
     Sales                                 $   71,990     $   68,891
     Hotel Revenue                            137,506
     Miscellaneous Income                      10,788
     Cost of Sales                             49,736
                                           ----------     ----------

Gross Profit                               $  170,548         68,891

Operating Expenses:
     General & Administrative Expenses        607,140        289,063
                                           ----------     ----------

Net Income (Loss) Before Interest Income     (436,592)      (220,172)

Interest Income                                65,585            370
Interest Expense                             (187,287)      (197,741)

Net Income (Loss)                          $ (558,294)    $ (417,543)
                                           ==========     ==========

Basic Earnings (Loss) per share            $   (0.076)    $   (0.058)
                                           ==========     ==========

Weighted average shares outstanding:        7,384,500      7,188,000
                                           ==========     ==========

Dividends per Share                                 0              0
                                                    -              -

               CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                March 31, 1998
                                --------------

NOTE 1 -  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
          ---------------------------------------------------------

          Background
          ----------

          The consolidated balance sheet at March 31, 1998 and the related statements of operations and cash flows for the six month period ended March 31, 1998, include the accounts of Capitol Communities Corporation and its wholly owned subsidiaries and are unaudited. All inter-company accounts and transactions have been eliminated in consolidation.

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

          On April 30, 1998, the Resort Subsidiary acquired all of the membership interests of Entry Resorts International, LLC, a New Hampshire limited liability company ("ERI") and Entry Resorts Marketing, LLC, a New Hampshire limited liability company("EMI"), unaffiliated third parties. ERI and EMI are engaged in the development, marketing and sale of vacation packages and time share products and services. See "Management's Discussion and Analysis or Plan of Operation."

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


NOTE 1 -  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
          ---------------------------------------------------------
          (Continued)
          -----------
          Earnings/Loss Per Share
          -----------------------

          Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the six months ended March 31, 1997, was 7,151,099 and for the six months ended March 31, 1998, was 7,366,830


NOTE 2 -  CAPITAL TRANSACTIONS
          --------------------
          In May 1993, the Company executed a 15 to 1 reverse stock split.

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

          In April 1998, the Company issued 35,000 shares of common stock to an unaffiliated third party pursuant to a 12 month consulting agreement.

          In April 1998, an individual pursuant to a consulting agreement, exercised an option to purchase 350,000 shares of common stock.

          In April 1998, the Company issued 200,000 shares of common stock to unaffiliated third parties pursuant to the acquisition of ERI and EMI and granted options for another 100,000 shares to vest over a five year period, commencing April 30, 1999 and expiring on April 30, 2003. The options vest at a rate of 20% per year and are exercisable at $3.34 per share.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ---------------------------------------------------------

Forward-Looking Statements
--------------------------


     Certain matters discussed in this Form 10-QSB are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

     During the last fiscal year, the Company significantly expanded the nature of its business activities from land sales to real estate development and vacation interval operations. Although the Company has not yet commenced any material development or building activity, its primary focus is the development and sale of residential single-family homes on the more than 1,700 acres it currently owns in the City of Maumelle, Arkansas ("the Maumelle Property"), a 5,000 acre master planned community located fifteen miles from downtown Little Rock. In addition, the Company has expanded its focus to include the acquisition, renovation, development, sale and financing of vacation ownership interval interests ("VOIs") and vacation long-term leasehold interests ("LTLs") of resort, hotel and vacation properties. In its efforts to diversify its development focus, the Company has purchased approximately 36.3 acres of land and improvements in Osceola County, Florida, for development as a hotel and a VOI property. In December 1997, the Company also purchased 16 LTL Units (the "Ocean Villas" property), as a result of the acquisition of the stock of OPV Development, Inc. ("OPV"), an unaffiliated third party. In December 1997, the Company also purchased the lease rights to 120 feet of beachfront land and improvements in Pompano Beach, Florida ( the "Ocean Palms Resort"). The Ocean Palms Resort improvement includes a 53 LTL unit complex, all of which have been sold, with the Company acquiring the promissory notes generated from the sale (the "Ocean Palms Resort Promissory Notes"), as well as other assets. In April, 1998, the Company acquired sales and marketing expertise, along with management and operations with the acquisition of the membership interest in Entry Resorts Marketing, LLC, a New Hampshire limited liability company ("EMI") and Entry Resorts International, LLC, a New Hampshire limited liability company ("ERI"). ERI and EMI, which engages in the development, marketing and sale of vacation packages and time share products, nationally and internationally, provides the Company with the ability to market its own vacation interval properties, instead of out-sourcing such marketing programs. See "LIQUIDITY AND CAPITAL RESOURCES." The Company believes that its ability to generate revenues in the future from real estate development and interval activities will depend in large part on its ability to restructure, retire or replace its current short-term debt into long-term debt, and raise sufficient capital to commence meaningful development operations, and the Company's ability to develop or acquire greater construction and other real estate and interval development expertise than the Company now possesses. The following discussion should be read in conjunction with the financial statements and the notes thereto appearing in Item 1 of this Part I

(the "Financial Statements").

Financial Condition
-------------------

     During the fiscal year ended September 30, 1997, and during the six month period ended March 31, 1997, the Company continued to focus on expanding its position in the vacation interval and resort industries by acquiring strategic assets in these industries. In the six month period ended March 31, 1998, the Company acquired approximately $2.5 million in the Ocean Palms Resort Promissory Notes generated from the sale of LTL units in the Ocean Palms Resort and the sale of LTL units in the Ocean Villas (the "Ocean Villas Promissory Notes"). The acquisition of the Ocean Villas units increased the Company's real estate holdings by approximately $500,000. These acquisitions were primarily accomplished by utilizing cash and short term loans and lines of credit available to the Company. The Company intends to restructure and to replace the major of the short-term debt utilized to purchase these properties with more conventional long term financing. See "LIQUIDITY AND CAPITAL RESOURCES." The Company believes that results of operations will improve in the future if the Company is able to raise sufficient additional capital to replace or retire its short term debt, or convert such debt in to long term debt where appropriate. Such restructuring will enable the Company to commence significant development activities in Maumelle and expand its acquisition and sale of vacation interval interests. There can be no assurance, however, that the Company will be able to restructure or retire its short-term debt on favorable terms to the Company or at all.

     Change in Financial Condition Since the End of the Last Fiscal Year.   At
     --------------------------------------------------------------------
March 31, 1998, the Company had total assets of $14,307,656 an increase of $4,073364, or 39.8% over the Company's total assets as of the Company's fiscal year end of September 30, 1997. The Company had cash of $224,065 at March 31, 1998, compared to $227,162 at September 30, 1997, a reduction of $3,097. See "LIQUIDITY AND CAPITAL RESOURCES."

     Prepaid assets increased from $202,674 on September 30, 1997, to $405,391 on March 31, 1998, an increase of $202,717. This increase primarily was a result of the acquisition of the Ocean Palms Resort and Ocean Villas properties, both of which are located in Pompano Beach Florida (collectively the "Pompano Beach Properties"). The Ocean Palms Resort had prepaid insurance and a prepaid ground lease totaling $90,719, as of March 31, 1998, while Ocean Villas had prepaid insurance and a prepaid ground lease totaling $16,282, as of March 31, 1998. Prepaid contracts also increased prepaid assets by approximately $80,000 in the six month period ended March 31, 1998.

     On December 9, 1997, the Company acquired an interest in several Ocean Palms Resort Promissory Notes resulting from the sale of long term leasehold Ocean Palms Resort units, together with certain other assets and rights. On the same date, the Company also acquired the Ocean Villas property, the assets of
which included $243,970 in the Ocean Villas Promissory Notes.   See "LIQUIDITY
AND CAPITAL RESOURCES." The collective balance due on these notes amounted to $2,403,429, net of a discount of $245,064, as of March 31, 1998. There was also accrued interest owing on the notes of $27,392, as of that date. There were no related assets as of September 30, 1997.

     Deposits increased from $62,679 as of September 31, 1997, to $448,778 as of March 31, 1998, an increase of $386,099. This was primarily due to a good faith deposit of $200,000 related to a potential purchase of property, and option payment deposits of $122,500 made to Century Realty, Inc. ("Century") to repurchase 36 acres of commercial property located in Maumelle, Arkansas and deposits to various mortgage banking firms.

     The carrying value of the Company's real estate holdings increased by $871,087 during the six months ended March 31, 1998, from $9,468,637 to $10,339,724. One major factor of this increase was the acquisition of Ocean Villas, discussed above, and related capitalized costs, which resulted in an increase of $503,027. Other factors were, additional expenditures on the Florida Bible College Property, in Osceola County, Florida, including capitalization of interest in the amount of $238,690, capitalized costs of $51,771 added to the book value of the Maumelle Commercial and Multi-Family Tracts and $63,015 in capitalized costs added to the book value of the Capitol Lakes Estates property. These accounted for the majority of the balance of the increase.

     Total liabilities of the Company at March 31, 1998, had increased to $10,847,354, an increase of $4,779,529 over the September 30, 1997 total of $6,067,825. The liability for accrued interest increased to $209,842 at March 31, 1998, from $59,810 at September 30,1997. This increase of $150,032 reflects the interest on the debt used to acquire Ocean Palms Resorts and Ocean Villas properties, as well as the effect of interest due to Resure, Inc. ("Resure") for one quarter. As of September 30, 1997, the payment due on October 1, 1997, had been paid. The April 1, 1998, payment, while made on time, had not been paid as of March 31, 1998. This timing difference resulted in an increase of $85,287 in accrued interest payable over the September 30, 1997 total. The current liability for notes payable increased by $4,131,340 during the three months, from $2,099,973, as of September 30, 1997, to $6,231,313, as of March 31, 1998.
This resulted primarily from using approximately $1,750,000 of the Company's short-term lines of credit to acquire the Pompano Beach Properties and other expenses in December 1997. The Ocean Palms Villas was financed with the assumption of a first leasehold mortgage with a balance of $378,786 as of March 31, 1998, reflected in the increase in long term liabilities and a second leasehold mortgage of $150,000, reflected in the increase in short term
liabilities.    The Ocean Palms Resort leasehold mortgage was assumed, with a balance of $1,132,480, as of March 31, 1998, and has a renewal or extension date of April 1, 1999. While the Company expects to renew or replace that mortgage, the entire balance is considered a current note payable. The Company increased its other short term debt from Arkansas banks by an additional $400,000 in the period. The funds were used for general operating purposes. In addition, as of March 31, 1998, the Company had borrowed $1,620,008 in loans from private sources (the "Bridge Loans") from private sources. This represented an increase of $642,302 in the six month period. See "LIQUIDITY AND CAPITAL RESOURCES."

     Accounts payable and accrued expenses increased by $ 178,908. At September 30,1997, the liability for accounts payable and accrued expenses totaled $516,994. At March 31, 1998, the balance was $695,902. The major portion of the increase, or $157,500 is comprised of accrued officers salaries. Accrued real estate taxes payable increased by $14,962.

Accrued interest increased by $150,032 from $59,810 as of September 30, 1997, to $209,842 as of March 31, 1998, as a result of the increase in total debt.

     Shareholders' Equity decreased by $706,165 or 3.64%. The decrease results primarily from the combination of the operating loss of $1,073,396 for the six month period ending March 31, 1998, which was partially offset by the issuance of $335,000 of the Company stock as part of the acquisition cost of the Ocean Palms Resort and $33,250 from the exercise of options for the purchase of stock.

Results of Operations
---------------------

Comparison of Six Months Ended March 31, 1998  to the Six Months Ended March 31,
--------------------------------------------------------------------------------
1997.    For the six months ended March 31, 1998, the Company experienced a net
-----
loss of $1,073,396 compared with a loss of $646,717 for the six months ended March 31, 1997. The increase is primarily attributed to an increase in General and Administrative Expenses.

     Revenues increased by $237,326 to $524,791 for the six months ended March 31, 1998, from $287,465 for the six months ended March 31, 1997. During the six months ended March 31, 1998, the sale of the Ocean Villas LTL units, totaled $294,970. Capitol Development of Arkansas, Inc. (the "Operating Subsidiary"), sold one parcel of undeveloped land for $25,000, Company also received $191,310 in hotel management revenue from the newly acquired Pompano Beach Properties. During the six months ended March 31, 1997, sales totaled $287,465, primarily from the sale of a commercial property tract in Maumelle for $110,000 and timber royalties of $159,343. The dissolution of the joint venture with the Monterra Group in California provided sales of $18,122 from the net proceeds of the sale of lots. The gross profit for the six months ended March 31, 1998 was $326,113, as compared with $243,764 for the six months ended March 31, 1997. The higher gross profit in 1997 reflects the low cost basis in the land and timber sold in the period relative to the sales price.

     General and administrative expenses increased by $637,850, from $557,894 for the six months ended March 31, 1997, to $1,195,744 for the six months ended March 31, 1998. This increase is a result of the increase in operational activities. Insurance costs increased by $45,603 in the six months ended March 31, 1998, over the same period in 1997, as a result of the acquisition of the Florida Bible College and the Pompano Beach Properties. Repairs and Maintenance also increased by $50,891 in the six month period ended March 31, 1998, primarily as a result of the same acquisitions. Management Fees to Maumelle Enterprises, which amounted to $45,000 for the six months ended March 31, 1997, increased to $156,242 in the corresponding period in 1998, an increase of $111,242. Employee compensation for the Pompano Beach Properties amounted to $106,658 for the period ended March 31, 1998, with no equivalent expense in the comparable 1997 period. Officers Salaries for the six month period ended March 31, 1998 amounted to $157,500, an increase of $67,500 over the comparable 1997 period. Majority of the Officers Salaries were accrued by the Company. Lease expenses increased by $36,120 in the six month period ended March 31, 1998 over the same period in 1997. Closing Costs and Commissions increased by $24,015 in the six month period ended March 31, 1998 over the same period in 1997, primarily as a result of the Ocean Villas LTL unit sales. Amortization expenses increased by $134,090 for the six months ended March 31, 1998, over the same period in 1997, primarily as a result of costs associated with the Bridge Loans. In addition to the operating expenses, an expense of $55,000 was recognized in the period ended March 31, 1998, when it was determined that deposits paid on two projects in Florida that the Company had been negotiating to acquire, were not recoverable. There was no comparable expense in 1997.

     Interest income increased from $62,123 for the six month period ended March 31, 1997, to $89,700 for the six month period ended March 31, 1998. Interest income in 1997 represented interest due on the Resure Debenture, which the Company no longer owns effective September 30, 1997. Interest income for the six month period ended March 31, 1998, represented four months of interest receivables due to the Company from the Ocean Palms Resort Promissory Notes and Ocean Villas Promissory Notes.

     Interest expense decreased by $101,245 from $394,710 for the six months ended March 31, 1997, to $293,465 for the six months ended March 31, 1998. The decrease resulted from the fact that despite the overall increase in debt, the majority of the new debt, primarily the debt for the acquisition of the Ocean Palms Resort and Ocean Villas properties, occurred in the last month of the first quarter and later. In addition to the $293,465 expensed for the six month period ended March 31, 1998, interest of $113,306 was capitalized as part of the improvement costs of the projects in Orlando, Florida and the Pompano Beach Properties.

     The Company does not foresee any significant elements of income or loss that would not arise from its ordinary course of business, except for the losses that would likely arise if the Company were unable to extend, replace or retire its short term debt as it matures.


Comparison of Three Months Ended March 31,1998  to the Three Months Ended March
-------------------------------------------------------------------------------
31,1997.    For the three months ended March 31, 1998, the Company experienced a
--------
net loss of $558,294 compared with a loss of $417,543 for the three months ended March 31, 1997. The increase primarily is attributed to an increase in General and Administrative Expenses which offset a $101,657 increase in gross profits.

     Revenues increased by $151,393 to $247,980 for the three months ended March 31, 1998, from $218,574 for the three months ended March 31, 1997. During the three months ended March 31, 1998, the sale of the Ocean Villas LTL units, totaled $71,990. The Company also received $137,506 in hotel management revenue from the newly acquired Pompano Beach Properties. During the three months ended March 31, 1997, revenues totaled $68,891 from the sale of timber from the undeveloped single family portion of the Maumelle, Arkansas property. The gross profit for the three months ended March 31, 1998 was $170,548, as compared with $68,891 for the three months ended March 31, 1997. The higher gross profit as a percentage of revenues in 1997 reflects the fact that there were no cost of sales related to the sale of the timber.

     General and administrative expenses increased by $318,077, from $289,063 for the three months ended March 31, 1997, to $607,140 for the three months ended March 31, 1998. This increase is a result of the increase in operational activities. Insurance costs increased by $36,027 in the three months ended March 31, 1998, over the same period in 1997, as a result of the acquisition of the Florida Bible College and the Pompano Beach Properties. Repairs and Maintenance also increased by $36,638 in the three month period ended March 31, 1998, primarily as a result of the same acquisitions. Management Fees to Maumelle Enterprises for the three months ended March 31, 1997 increased by $41,689 to $86,689 in the corresponding period in 1998. Employee compensation for the Pompano Beach Properties amounted to $80,395 for the three month period ended March 31, 1998, with no equivalent expense in the comparable 1997 period. Officers Salaries for the three month period ended March 31, 1998 increased by $67,500 over the comparable 1997 period. Lease expenses increased by $22,386 in the three month period ended March 31, 1998 over the same period in 1997. Amortization expenses increased by $69,484 for the three months ended March 31, 1998, over the same period in 1997, primarily as a result of costs associated with the Bridge Loans. These increases were partially offset by a decrease of $84,089 in consulting fees for the three month period ended March 31, 1998, from a total of $97,840 for the three month period ended March 31, 1997.

     Interest income increased from $370 for the three month period ended March 31, 1997, to $65,656 for the three month period ended March 31, 1998. Interest income for the three month period ended March 31, 1997, represented three months of interest receivable due to the Company from the Ocean Palms Resort Promissory Notes and Ocean Villas Promissory Notes.

     Interest expense decreased by $10,454 from $197,741 for the three months ended March 31, 1997, to $187,287 for the three months ended March 31, 1998.

     The Company does not foresee any significant elements of income or loss that would not arise from its ordinary course of business, except for the losses that would likely arise if the Company were unable to extend, replace or retire its short term debt as it matures. There can be no assurance, however, that the Company will be able to extend, replace or retire its short term debt on favorable terms or at all.


Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents amount to $224,065 or 1.57% of total assets at March 31, 1998, as compared with $227,162 or 2.23% at September 30, 1997. The Company's liquidity position at March 31, 1998, is not adequate to meet the Company's liquidity requirements, which include approximately $6,200,000 in short term debt.

     The Company has, as of March 31, 1998, borrowed $1,620,008 in Bridge Loans from private sources with net proceeds to the Company of approximately $1,318,973. The majority of the promissory notes evidencing the Bridge Loans, (the "Bridge Notes") bear interest at a rate of 10% to 10.9% per annum and mature nine months from the date of each note. Although the Bridge Loans are unsecured, the Company has provided a guarantee bond to the Bridge Note holders at a cost to the Company of $97,200 or 6.0%. The Company has also paid the investment banking firms that assisted the Company in obtaining the Bridge Loans a fee of $203,835 or 12.6% of the Bridge Loans. The Bridge Notes mature in the third and the fourth quarters of 1998 and the first quarter of 1999. The Company may try to obtain an additional $500,000 in short-term debt financing from private investors during the first and second quarters of 1998, for general corporate purposes. There can be no assurance, however, that the Company will be able to obtain debt financing on favorable terms or at all.

     Since the end of the Company's fiscal year ended September 30, 1997, it has obtained a revolving line of credit with the Bank of Atkins in the amount of $1,750,000 at a fixed rate of interest of 10% per annum. The revolving line of credit matures May 27, 1998, at which time the principal and all accrued interest is due. This line of credit is secured by approximately 344 acres of a residential tract of the Maumelle Property (the "Large Residential Tract"). As of April 30, 1998, the outstanding balance of the revolving line of credit was $1,750,000. The funds were used to complete the acquisition of the Pompano Beach Properties, to pay off certain accounts payable, and for working capital.

     On February 12, 1998, the Company obtained a loan in the amount of $150,000 from the Bank of Atkins at a fixed rate of interest of 10.00%, maturing on May 27, 1998, at which time the principal and all accrued interest is due. This loan is also secured by the 344 acres of the Large Residential Tract of the Maumelle Property, as is the revolving line of credit discussed above. The funds are to be used for general operating purposes. This loan was paid in full on April 15, 1998, from funds advanced under a line of credit from the Transflorida Bank.

     On March 31, 1997, the Company obtained a fixed rate commercial revolving line of credit from the Bank of Little Rock (the "Little Rock Credit Line I"), in the amount of $400,000, bearing an interest rate of 10.00% per annum, payable interest only on a monthly basis, and maturing on April 10, 1999. The line is secured by approximately a 10.799 acre multi-family parcel of the Company's Maumelle Property. On July 29, 1997, the Company obtained a second commercial revolving line of credit from the Bank of Little Rock, (the "Little Rock Credit Line II"), in the amount of $450,000, also bearing interest at the rate of 10.00% per annum, payable principal and interest on demand or at maturity. The current maturity date is November 5, 1998. This line is secured by approximately a 19 acre multi-family parcel of the Company's Maumelle Property. As of April 30, 1998, the Company has drawn a total of $845,524 against the lines of credit. The proceeds were used to complete the purchase of approximately 35 acres of land and improvements in Osceola County, Florida, known as the Florida Bible College, discussed below. On March 10, 1998, the Company obtained a $250,000 loan from the Bank of Little Rock (the "Little Rock Credit Line III") secured by the 19 multi-family acres of the Maumelle Property, which also secures the Little Rock Credit Line II, discussed above. The $250,000 loan bears interest at the rate of 10.00%. Interest only payments are due monthly, commencing April 10, 1998, and the entire balance of principal and accrued interest is due and payable on September 10, 1998. As of April 30, 1998, there was a balance of $250,000 owed on the loan.

     On December 9, 1997, Capitol Resorts of Florida, Inc. (the "Florida Resorts Subsidiary") acquired the lease rights to Ocean Palms Resort, which consist of 120 feet of beachfront land and improvements located in Pompano Beach, Florida, from Ocean Palms Resort, Inc. ("OPRI"), and Ocean Palms Development Corporation ("OPDC") unaffiliated third parties. The ground lease rights to the Ocean Palms Resort property is for a period of 99 years, of which 66 years and 3 months remain (the "Ocean Palms Ground Lease"). The improvements include a 53 LTL unit complex, and other common area facilities. The Company also acquired the interest in several long term tenant leases, approximately $2,500,000 in the Ocean Palms Resort Promissory Notes arising out of the sale of the Ocean Palms Resort LTL units, and the right to manage and operate the on-going rental of the LTL units as hotel rooms on behalf of the LTL owners. As of March 31, 1998, the outstanding book value of the Ocean Palms Resort Promissory Notes amounted to $2,159,459, net a of discount of $245,064. The Ocean Palms Resort Promissory Notes are pledged, as additional collateral, to certain debt on the property assumed by the Company, and discussed below.

     The Company acquired the Ocean Palms Resort property, the Ocean Palms Resort Promissory Notes and the other rights for approximately $868,000 in cash, the issuance of 33,500 shares of the Company's Common Stock and the assumption of a $1,158,000 mortgage encumbering the Ground Lease (the "Ocean Palms Resort Note").

     On December 9, 1997, the Florida Resorts Subsidiary acquired all of the issued and outstanding of OPV, an unaffiliated third party. With the stock acquisition, the Company acquired OPV's primary asset, Ocean Villas, which consists of two lease rights to a four lot parcel of land and improvements (the "Ground Leases") located in Pompano Beach, Florida. The First Ground Lease is for a period of 99 years, of which 65 years and 5 months remain. The Second Ground Lease is for a period of 93 years and 3 months, of which 65 years and 5 months remain. The Company acquired the 16 LTL unit Ocean Villas, and approximately $244,000 in the Ocean Villas Promissory Notes, which arose from the prior sale of 4 LTL units, for approximately $107,000 in cash, and the assumption of a first mortgage of $375,000 and a second mortgage of $150,000
encumbering the Ground Leases (the "First and Second Ocean Villas Notes").   As
of March 31, 1998, the outstanding book value of the Ocean Villas Promissory Notes amounted to $243,970. The Ocean Villas Promissory Notes are pledged to the First and Second Ocean Villas Notes as additional collateral, as discussed below.

     Due to the acquisition of the Ocean Palms Resort property and the Ocean Villas property, the Company's debt now includes the following:

     $1,158,000 note ("Ocean Palms Resort Note"), payable to various trusts and individuals (the "Ocean Palms Mortgagee"), secured by an assignment of the Ocean Palms Promissory Note and the conditional assignment of the Ocean Palms Ground Lease; 12.75% interest per annum, with interest only payments made monthly until May 1, 1998, at which time it is the note is payable interest and principal each month until it matures on April 1, 1999. The note can be extended by one additional year upon the payment of a 1% extension fee of the then outstanding principal balance of the note on or before March 1, 1999. As of April 30, 1998, the balance of the note amounted to $1,132,309.

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

     The Resure Note I is secured by the approximately 701-acre Large Residential Tract in Maumelle, Arkansas. As of April 30, 1998, the principal balance on the Resure Note I is $3,343,791. The next quarterly payment to Resure is due on July 1, 1998.

     As of December 31,1997, the Company was obligated for a $200,000 unsecured recourse note payable to Davister Corp. (the "Davister Note") which matured January 9, 1996. Although the Davister Note has matured, the lender has not demanded payment or instituted collection proceedings. The Company intends to retire this debt in fiscal year 1998, from debt financing or generated revenues.

     On April 10, 1998, the Resorts Subsidiary obtained a $1,000,000 line of credit from Transflorida Bank, secured by the 36.3 acres of the Florida Bible College Property, located in Orlando, Florida. The line of credit is guaranteed by the Company. The Transflorida Bank credit line bears interest at a variable interest rate of 1.00% in excess of the prime rate, as determined by the Sun Trust Banks of Florida, Inc. The initial interest rate is 9.50% and is adjustable at the time prime rate changes. Interest is payable on a monthly basis until April 1, 1999, when the entire principal balance and accrued interest is due and payable. As of April 30, 1998, there was a balance of $936,281 owed on the line of credit.

     On April 17, 1998, the Operating Subsidiary exercised its option under the Century Settlement to purchase the 36 acres of commercial property, ("Tract D"); a 3.8 acre tract of land adjoining Tract D, (the"Corner Lot"); and 700,000 shares of the Company's voting common stock owned by Century, for a total purchase price of $2,132,057. The Operating subsidiary obtained a $1,900,000 loan, dated April 15, 1998, from First Arkansas Valley Bank to assist in the purchase. The loan is secured by Tract D, the Corner Lot and the 700,000 shares of the Company's common stock. The loan bears interest at 10.00% per annum and matures on October 12, 1998, when the entire principal and all accrued interest is due and payable. The balance owing on the loan as of April 30, 1998, was $1,900,000.

     On April 30, 1998, Capitol Resorts Inc., (the "Resorts Subsidiary") acquired all of the membership interests of ERI and of EMI, from three unaffiliated parties (the "Sellers") for 300,000 shares of restricted common stock of the Company. At the April 30, 1998 closing, the Sellers received
50,000 shares of common stock, with another 150,000 shares of common stock issued and retained by the Company. The 150,000 shares of common stock shall vest to the Sellers commencing May 1, 1999, and each May 1 thereafter, at a rate of 20% or 30,000 shares per year until fully vested. The Sellers have been granted an additional 100,000 shares of common stock in stock options. The option for the 100,000 shares of common stock in the Company will vest over a
five year period, commencing April 30, 1999 and expiring April 30, 2003.   The
options vest at a rate of 20% per year and are exercisable at $3.34 per share.

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


                               CAPITOL COMMUNITIES CORPORATION

Date: May 18, 1998             By: /s/ Michael G. Todd
                                       Michael G. Todd, Chairman,
                                       President and Chief Executive Officer


Date: May 18, 1998             By: /s/ David Paes
                                       David Paes
                                       Treasurer and Vice President