Form 10KSB40/A
period 1997-09-30
CAPITOL COMMUNITIES CORP
filed 1998-06-30
CIK 915636

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A
                                  Amendment 2

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


Issuer's telephone number: (310)375-2266

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

PART II.
Item 7.  Financial Statements.


                     CAPITOL COMMUNITIES CORPORATION, INC.
                               AND SUBSIDIARIES

                         AUDITED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1997

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
            ------------------------------------------------------



                               TABLE OF CONTENTS
                               -----------------

                                                        Page
                                                        ----

Independent Auditor's Report                               3

Financial Statements
  Balance Sheet                                            4
  Statements of Operations and Retained Deficit            6
  Statements of Changes in Shareholders' Equity            7
  Statements of Cash Flows                                 8

Notes to Financial Statements                          10-19

Signatures                                                19

                             BAUM & COMPANY, P.A.
                         Certified Public Accountants
                       1515 University Drive - Suite 209
                         CORAL SPRINGS, FLORIDA  33071
                                (954) 752-1712

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

                                     /s/ Joel S. Baum
                                         Joel S. Baum

December 23, 1997
Coral Springs, Florida

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
                                                                     ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities:
  Accounts Payable & Accrued Expenses                                $   516,994
  Accrued Interest                                                        59,810
  Notes Payable                                                        2,099,973
                                                                     -----------

         Total Current Liabilities                                     2,676,777

Non-Current Liabilities:
  Notes Payable                                                        3,377,048
                                                                     -----------
  Deferred Taxes Payable                                                  14,000
                                                                     -----------

         Total Liabilities                                             6,067,825
                                                                     -----------

Shareholders' Equity:
  Preferred Stock, $.01 par value, none
    issued and outstanding                                                   -0-
  Common Stock, $.01 par value; 40,000,000
    shares authorized; 7,312,000 shares
    issued and outstanding                                                73,120
  Additional Paid in Capital                                           6,555,088
  Accumulated Deficit                                                 (2,461,741)
                                                                     -----------

    Total Shareholders' Equity                                         4,166,467
                                                                     -----------

    Total Liabilities and Shareholders' Equity                       $10,234,292
                                                                     ===========


              See Accompanying Notes to the Financial Statements

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
            ------------------------------------------------------
                 STATEMENTS OF OPERATIONS AND RETAINED DEFICIT
                 ---------------------------------------------
                    Years Ended September 30, 1997 AND 1996
                    ---------------------------------------

                                                 1997          1996
                                             -----------    -----------
Revenues:

   Sales (Note 11)                            $4,139,299    $    31,676

Cost of Sales                                  1,895,825            -0-
                                             -----------    -----------

   Gross Profit                                2,243,474         31,676

Operating Costs and Expenses:
   Selling, General &
      Administrative                           1,687,329        610,820
                                             -----------    -----------

Income (Loss) Before
   Interest Income (Expense)                     556,145       (579,144)

Interest Income                                   71,543        245,905

Interest Expense                                (826,881)      (775,814)
                                             -----------    -----------

Net (Loss) Before Provision
   For Income Taxes                             (199,193)    (1,109,053)

Provision for Income Taxes (Note 1)
   Tax Benefit of Change in
      Prior Year Valuation Allowance              69,425            -0-
   Deferred Taxes                                (14,000)           -0-
                                             -----------    -----------
                                                  55,425            -0-
                                             -----------    -----------

Net (Loss)                                      (143,768)    (1,109,053)

Accumulated Deficit - Beginning
   of Year                                    (2,317,973)    (1,208,920)
                                             -----------    -----------

Accumulated Deficit - End of Year            $(2,461,741)   $(2,317,973)
                                             ===========    ===========

Income (Loss) Per Common Share                      (.02)        (0.158)
                                             ===========    ===========

Weighted Average
   Common Shares Outstanding                   7,171,014      7,000,000
                                             ===========    ===========

               See Accompanying Notes to the Financial Statements

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
             -----------------------------------------------------
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 ---------------------------------------------
                              September 30, 1997
                              ------------------


                                                            ADDITIONAL
                                            COMMON STOCK     PAID-IN      ACCUMULATED
                                  # SHARES     AMOUNT        CAPITAL        DEFICIT
                                 ----------   --------      ----------    -----------
September 30, 1995               $7,000,000   $  7,000      $4,764,108    $(1,208,920)

  Adjustment to Par
  From $.001 to $.01
  due to Merger on
  January 30, 1996
  (See Note 1A)                                 63,000         (63,000)


Net Loss                                -0-        -0-             -0-    $(1,109,053)
                                 ----------  ---------      ----------    -----------

September 30, 1996                7,000,000     70,000       4,701,108     (2,317,973)


Additional Paid-In
   Capital Attributed to
   Forgiveness of Debt                  -0-        -0-         240,000            -0-


Additional Stock
  Issued (Net)                      312,000      3,120       1,613,980            -0-


Net (Loss)                              -0-        -0-             -0-       (143,768)
                                 ----------   --------      ----------    -----------


September 30, 1997                7,312,000   $ 73,120      $6,555,088    $(2,461,741)
                                 ==========   ========      ==========    ===========

              See Accompanying Notes to the Financial Statements

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
             -----------------------------------------------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                    Years Ended September 30, 1997 and 1996
                    ---------------------------------------

                                                1997          1996
                                              -------        ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                         $ (143,768)   $(1,109,053)
  Adjustments to Reconcile Net
  Income (Loss) to Cash Used in
  Operating Activities:
      Depreciation                               2,412            -0-
      Amortization                             155,344         57,232
      Forgiveness of Accrued
         Compensation Credited To
         Additional Paid in Capital            240,000            -0-
      (Increase) Decrease in Accounts
        Receivable                             (11,039)       (38,191)
      (Increase) Decrease in Prepaid
        Assets                                (195,781)           535
      (Increase) Decrease in Accrued
        Interest Receivable                     62,140            -0-
      (Increase) Decrease in Deposits          (62,550)           -0-
      (Increase) Decrease in Real
        Estate Holdings                       (312,280)      (254,936)
      (Increase) Decrease in Loan
        Obligation Fees                        (99,102)           -0-
      (Increase) Decrease in
         Investments                         3,500,000            -0-
      Increase (Decrease) in Accounts
        Payable and Accrued Expenses          (784,793)       906,631
      Increase (Decrease) in Short
        Term Notes Payable                     135,567            -0-
      (Increase) in Deferred Tax Asset         (69,425)           -0-
      Increase in Deferred Taxes
        Payable                                 14,000            -0-
                                            ----------    -----------

  Net Cash Provided (Used) in
  Operating Activities                       2,430,725       (437,782)
                                            ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Furniture and
      Fixtures                                 (38,672)           -0-
                                            ----------    -----------
  Net Cash Provided (Used) in
      Investing Activities                     (38,672)           -0-
                                            ----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase (Decrease) in Long Term
      Debt                                  (3,596,080)       (13,832)
  Issuance of Common Stock                         312            -0-
  Proceeds of Additional Paid in
      Capital                                1,616,788            -0-
                                            ----------    -----------

  Net Cash Provided (Used) by
      Financing Activities                  (1,978,980)       (13,832)
                                            ----------    -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                         413,073       (451,614)

CASH AND CASH EQUIVALENTS -
  BEGINNING OF YEAR                           (185,911)       265,703
                                            ----------    -----------

CASH AND CASH EQUIVALENTS -
  END OF YEAR                               $  227,162    $  (185,911)
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

         The Statement of Financial accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of," was issued by the Financial Accounting Board
         (FASB) in March 1995, and was effective for fiscal years beginning after December 15, 1995. SFAS 121 requires that long-lived assets be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value might not be recoverable. Under the provisions of SFAS 121, impairment losses are recognized when future expected cash flows are less than the assets' carrying value. The Company has completed a review and has concluded that no impairment expense is required. The Company has not recorded any expense related to impairment losses since adoption of SFAS 121.

     D.  INCOME TAXES
         ------------

         In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting standards 109 of "Accounting for Income Taxes." Under FASB 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has NOL's of approximately 2,000,000 expiring in the years 2009 through 2012.

                   Deferred Tax Benefit              $688,000
                   Valuation Allowances               618,575
                                                     --------
                                                     $ 69,425
                                                     ========

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
             -----------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              SEPTEMBER 30, 1997
                              ------------------


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

NOTE 2 - CAPITAL TRANSACTIONS
         --------------------

  In July 1995, the Board of Directors of AWEC Resources, Inc., (the "Predecessor Company") authorized the following transactions:

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
            ------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              SEPTEMBER 30, 1997
                              ------------------

NOTE 2 - CAPITAL TRANSACTIONS(CONTINUED)
         -------------------------------
         (a) A one for five reverse split of the common stock of the Predecessor Company, at the consummation of which there would be a total of 2,227,004 shares issued and outstanding.

         (b) Pursuant to an agreement, the Board authorized the issuance of 2,122,498 shares each to Prescott Investment L.P. and Charlie Corporation. The shares were issued at par.

         (c) The Board authorized the issuance of 700,000 shares of stock of the Predecessor Company to Century Realty, Inc. in exchange for $3,317,709 in debt owed to Century by the Company.

         (d) Prescott Investment L.C. and Charlie Corporation returned a total of 350,000 shares of stock to the Predecessor Company in order that no more than 7,000,000 shares of the stock of the Company would be issued and outstanding.

         Net changes in common stock for fiscal year ended September 30, 1997, consisted of the following transactions:

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

          (38,000)       4/17/97   Stock certificate canceled

          (19,000)       4/25/97   Stock certificate canceled

          (19,000)        5/7/97   Stock certificate canceled

          100,000        7/29/97   Stock issued as consideration
                                   for acquisition (see Note 13)

          100,000        7/29/97   Stock issued for employee
                                   compensation
          -------
          312,000
          =======

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

NOTE 4 - CONTINGENCIES
         -------------

      A. There was a lawsuit pending in the amount of $200,000 with interest at 5% per annum dated February 9, 1994 against Pine Ridge Improvement District, filed by Robert D. Holloway, Inc. for engineering services, planning, and surveying. Capitol Communities Corporation, Inc. and its subsidiaries were not a party to the action; however, as owner of the property, any judgement against the property could be a liability to the Company.

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

NOTE 5 - MORTGAGES
         ---------

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

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
            ------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              SEPTEMBER 30, 1997
                              ------------------

NOTE 5 - MORTGAGES (CONTINUED)
         ---------------------

         Payments are due in the amount of $101,591.16 including principal and interest at 10% per annum, payable quarterly. The next payment is due January 1, 1998. (See Note 12).

NOTE 6 - LEASE AGREEMENT
         ---------------

         The Company is subleasing office space from Dehaven & Todd Co., in which Mike G. Todd, is a partner. The monthly lease payment began on October 1, 1995 and is $1,900 per month. The lease expires September 30, 1998.

         The lease commitment is as follows:
            Year ended September 30, 1998                               22,800

            Total Minimum
             Rental Payments                                           $22,800
                                                                       =======

         As of September 30, 1997, all amounts due under this agreement have been paid.

NOTE 7 - EXECUTIVE EMPLOYMENT AGREEMENT
         ------------------------------

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

NOTE 8 - NOTES PAYABLE
         -------------

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

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
            ------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              SEPTEMBER 30, 1997
                              ------------------


NOTE 8 - NOTES PAYABLE (CONTINUED)
         -------------------------

         Note Payable - Bank of Little Rock
         ----------------------------------
          Secured 10% Line of Credit 10% per annum;            450,000
          maturing November 5, 1997

         Note Payable - Davister
         -----------------------
          Unsecured 9% per annum due
          January 9, 1996                                      200,000

         Notes Payable
         -------------
         Various Notes payable
         ---------------------

          Unsecured notes with interest rates ranging
          from 10% to 12% with maturing not to exceed
           nine months.                                      1,001,284

         Note Payable - Resure Mortgage                         49,665
         ------------------------------                     ----------

         Total Current Maturities                           $2,099,973
                                                            ----------

         Note Payable - Resure Mortgage
         ------------------------------
          Secured 10% per annum due
          September 1,1999 - Quarterly
          payments beginning 1/1/98
          for $101,591                                       3,377,048

           Total Non-Current                                 3,377,048
                                                            ----------
           Total Notes Payable                              $5,477,021
                                                            ==========

         Maturing of Long Term Debt
         --------------------------

          September 1999                                    $   71,129
          September 2000                                     3,305,919
                                                            ----------
                                                            $3,377,048
                                                            ==========

NOTE 9   LOAN ORIGINATION FEES
         ---------------------

         Loan origination fees were incurred in connection with the Resure, Inc. debt refinancing September 11, 1995. These costs are being amortized on a straight-line basis over fifty-seven months, or upon satisfaction of the note.

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
            ------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              SEPTEMBER 30, 1997
                              ------------------


NOTE 9   LOAN ORIGINATION FEES (CONTINUED)
         ---------------------------------

         During the year, one of the notes was satisfied, thus the loan origination costs related to that note were written off. The costs for the remaining debt is being amortized over the life of the note obligation remaining.

NOTE 10  SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

               Year End                       1997             1996
            Interest Paid                   $826,881         $775,814

         On July 29, 1997, the company issued 100,000 shares for an acquisition of Capitol Resorts of Florida, Inc. (See Note 13).

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

         Under the provisions of the Settlement Agreement, the Company paid $17,500 to Century simultaneous to the execution of the Settlement Agreement and delivered to an escrow agent a Warranty Deed conveying to Century Tract D and an approximately 3.5 acre track of land adjoining Tract D. In return, Century acknowledged that all obligations due Century pursuant to the Century Note 1 and the Century Note 2 were satisfied. Under the Settlement Agreement the Company has the option to repurchase Tract D and

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
            ------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              SEPTEMBER 30, 1997
                              ------------------


NOTE 11 - SETTLEMENT (CONTINUED)
          ----------------------
         the Corner Tract, and the 700,000 shares of the Company's stock owned by Century. See Discussion in Note 14. The fair value of the assets transferred, i.e. Tract D and the Corner Lot, exceeded the carrying value of the Century Notes and the related accrued interest.

NOTE 12  REFINANCING DEBT
         ----------------

         Effective September 30, 1997, Capitol Communities Corporation, Capital Development of Arkansas, Inc., a wholly-owned subsidiary of the Company and Mark Boozell, Director of Insurance of the State of Illinois liquidator for Resure, Inc. entered into a Debt Settlement and Release Agreement. On October 24, 1997, Judge Ellis E. Reid of the Circuit Court of Cook County, Illinois County Department, Chancery Division, approved the Agreement.

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

         The Settlement Agreement further provided that (a) Resure terminate the $3,500,000 Resure Note II and Contribution Agreement and deliver the same to the Company. (b) The Company terminate the Resure Debenture issued in connection with the Resure Note II and the Contribution Agreement and deliver the same to Resure.

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

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
            ------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              SEPTEMBER 30, 1997
                              ------------------

NOTE 12 - REFINANCING DEBT (CONTINUED)
          ----------------------------

         The Settlement Agreement did not settle the Resure debt for less than the carrying value, and further the modification of terms did not reduce the interest rate, extend the maturity date, reduce the amount, or reduce the accrued interest on that debt.

         The Company was considering diversifying into the insurance industry at the time of the transaction and Resure was considered as a possible acquisition or merger candidate. Resure required the Debenture and Note transaction as part of the entire transaction. The Company later determined that the insurance industry would not be a suitable diversification.

NOTE 13  ACQUISITIONS
         ------------

         On July 30, 1997, the Company acquired Capitol Resorts of Florida, Inc. ("CRF"), a Florida Corporation formed on July 22, 1997, whole sole asset was the right to purchase a 36.301 acre parcel of land in Osceola County, Florida formerly known as the Florida Bible College property. On July 30, 1997, the Company entered into a reorganization agreement with MLT Management Corp., the parent of CRF. Under the terms of the agreement the Company acquired all of the issued and outstanding capital shares of CRF in exchange for 100,000 shares of the Company's voting common stock. Upon acquisition of the CRF stock, its sole director resigned and Michael G. Todd, president and director of the Company, was appointed the sole director of CRF. On the same day, CRF closed on the contract to acquire Florida Bible College property for $922,000 plus costs. The property was appraised by a third party on May 12, 1997 at a value of $3,385,000. A subsequent appraisal by another qualified third party appraiser, dated December 5, 1997, valued the property at $4,570,000. A portion of the property (14.24 acres in two parcels) is developed with a 95 room hotel and various structures.

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

D.       Contingencies
         On April 28, 1998 the Arkansas Court of Appeals upheld the Chancery Court of Pulaski County, Arkansas' summary judgment in favor of the Company. (See Note 4).

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