Form 10QSB/A
period 1998-03-31
CAPITOL COMMUNITIES CORP
filed 1998-06-30
CIK 915636

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A
                                 Amendment 1

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

25550 Hawthorne Boulevard, Suite 207
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

                        CAPITOL COMMUNITIES CORPORATION
                                 Form 10-QSB/A
                         QUARTER ENDED March 31, 1998

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         (Unaudited).................................................  3
       Consolidated Balance Sheet
         March 31,1998...............................................  3
       Consolidated Statement of Cash Flows
         For the Six Months Ended March 31, 1998 and 1997............  5
       Consolidated Statement of Operations
         For the Six Months ended March 31, 1998 and 1997............  6
       Consolidated Statement of Operations
         For the Three Months ended March 31, 1998 and 1997..........  7
       Consolidated Statement of Stockholders' Equity
         For the Six Months ended March 31, 1998.....................  8
       Notes to Consolidated Financial Statements
         March 31,1998...............................................  9

Item 2.  Management's Discussion And Analysis or Plan of Operation... 13

PART II. OTHER INFORMATION

Item 5.  Other Information........................................... 23

Item 6.  Exhibits and Reports on Form 8-K............................ 24

Signatures........................................................... 24

Index to Exhibits

PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

               Capitol Communities Corporation and Subsidiaries
                          Consolidated Balance Sheets
                     March 31,1998 and September 30, 1997
                                   UNAUDITED

                                                         March 31, 1998     September 30,1997
                                                         --------------     -----------------
Current Assets:
 Cash in Bank                                               $   224,065        $   227,162

 Accounts Receivable                                             31,643             12,096
 Prepaid Assets                                                 405,391            202,674
 Accrued Interest                                                27,392
                                                            -----------        -----------

   Total Current Assets                                         688,491            441,932

Fixed Assets:
 Furniture and Fixtures                                          77,805             36,260
 (Net of accumulated depreciation)
Notes Receivable
 Net of Discount of $245,064                                  2,403,429

Non-Current Assets
 Deposits                                                       448,778             62,679
 Real Estate Holdings                                        10,339,724          9,468,637
 Loan Origination Fees
 (Net of accumulated amortization)                              278,804            155,359
 Deferred Tax Asset                                              69,425             69,425
 Organization Costs                                               1,200
                                                            -----------        -----------

   Total Non-Current Assets                                  11,137,931          9,756,100
                                                            -----------        -----------

   Total Assets                                             $14,307,656        $10,234,292
                                                            ===========        ===========

Current Liabilities:
 Accounts Payable & Accrued Expenses                            695,902            516,994
 Accrued Interest                                               209,842             59,810
 Notes Payable                                                6,231,313          2,099,973
                                                            -----------        -----------
   Total Current Liabilities                                  7,137,057          2,676,777
Non-Current Liabilities
 Notes Payable                                                3,710,297          3,377,048
 Deferred Taxes Payable                                                             14,000

   Total Liabilities                                         10,847,354          6,067,825


Shareholders' Equity
 Preferred Stock                                                      0                  0
 Common Stock                                                     7,385              7,312
 Additional Paid in Capital                                   6,988,055          6,620,896
 Accumulated Deficit                                         (3,535,137)        (2,461,741)

   Total Shareholders' Equity                                  3,460,302         4,166,467
                                                             -----------       -----------
   Total Liabilities and Shareholders' Equity                $14,307,656       $10,234,292
                                                             ===========       ===========

               Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
               For the Six Months Ended March 31, 1998 and 1997
                                   UNAUDITED

                                                              1998          1997
                                                          -----------     ---------
Cash Flows from Operating Activities:
 Net Loss                                                 $(1,073,396)    $(646,717)
 Amortization                                                 176,391        42,301
 Depreciation                                                   3,337
 Adjustments to Reconcile Income
  to Net Cash Used for operating Activities
 (Increase) Decrease in Receivables                           (19,547)           (1)
 (Increase) Decrease in Deposits                             (386,099)
 (Increase) Decrease in Other Assets                          (11,988)      (14,000)
 (Increase) Decrease in Real Estate Holdings                 (871,087)      389,763
 (Increase) Decrease in Accrued Interest
  Receivable                                                  (27,392)      (61,753)
 (Increase) Decrease in Pre-Paid Assets                      (202,717)     (220,069)
 Increase (Decrease) in Accrued Expenses                      178,908      (299,514)
 Increase (Decrease) in Deferred Taxes Payable                (14,000)
 Increase (Decrease) in Accrued Interest Payable              150,032       481,570
 Other                                                         (1,019)
                                                          -----------     ---------
 Net Cash Used for Operations                              (2,098,577)     (328,420)

Cash Flows from Investing Activities:
 Acquisition of Notes Receivable                           (2,490,137)            0
 Collections of Notes Receivable                               97,496
 Acquisition of Furniture and Fixtures                                      (44,882)
                                                                    0
 Loan Origination Fees                                       (299,836)     (102,400)
                                                          -----------     ---------
 Net Cash used in Investing Activities                     (2,737,359)     (102,400)

Cash Flows from Financing Activities:
 Increase in Notes Payable                                  5,164,589       514,492
 Payment of Notes Payable                                    (700,000)
 Issuance of Common Stock                                     368,250       376,000
                                                          -----------     ---------
 Net Cash used in Financing Activities                      4,832,839       890,492

Net Increase (Decrease) in Cash                                (3,097)      459,672

Beginning Cash                                                227,162      (185,911)
                                                          -----------     ---------
Ending Cash                                               $   224,065     $ 273,761
                                                          ===========     =========

               Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Operations
               For the Six Months Ended March 31, 1998 and 1997

                                    UNAUDITED

                                              1998          1997
                                          -----------    ----------
Revenues:
 Sales                                    $   319,970    $  287,465
 Hotel Revenue                                191,310
 Miscellaneous Income                          13,511
 Cost of Sales                                198,678        43,701
                                          -----------    ----------

Gross Profit                              $   326,113       243,764

Operating Expenses:
 General & Administrative
 Expenses                                   1,195,744       557,894
                                          -----------    ----------

Net Income (Loss) Before
 Interest Income                             (869,631)     (314,130)

Interest Income                                89,700        62,123
Interest Expense                             (293,465)     (394,710)

Net Income (Loss)                         $(1,073,396)   $ (646,717)
                                          ===========    ==========

Basic Earnings (Loss) per share           $    (0.146)   $   (0.090)
                                          ===========    ==========

Weighted average shares outstanding:        7,366,830     7,151,099
                                          ===========    ==========

Dividends per Share                                 0             0
                                          -----------    ----------

               Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Operations
              For the Three Months Ended March 31, 1998 and 1997

                                   UNAUDITED

                                             1998          1997
                                          ----------    ----------
Revenues:
 Sales                                    $   71,990    $   68,891
 Hotel Revenue                               137,506
 Miscellaneous Income                         10,788
 Cost of Sales                                49,736
                                          ----------    ----------

Gross Profit                              $  170,548        68,891

Operating Expenses:
 General & Administrative
 Expenses                                    607,140       289,063
                                          ----------    ----------

Net Income (Loss) Before
 Interest Income                            (436,592)     (220,172)

Interest Income                               65,585           370
Interest Expense                            (187,287)     (197,741)

Net Income (Loss)                         $ (558,294)   $ (417,543)
                                          ==========    ==========

Basic Earnings (Loss) per share           $   (0.076)   $   (0.058)
                                          ==========    ==========

Weighted average shares outstanding:       7,384,500     7,188,000
                                          ==========    ==========

Dividends per Share                                0             0
                                          ----------    ----------

               Capitol Communities Corporation and Subsidiaries
                Consolidated Statement of Stockholders' Equity
               For the Six Months Ended March 31, 1998 and 1997
                 (Thousands of Dollars, except per share amount)
                                 UNAUDITED

                                            Common Stock
                                          $0.01 Par Value        Additional
                                      --------------------        Paid-In    Retained
                                       Shares       Amount        Capital    Earnings    Total
                                       ------       ------       ----------  --------    -----
Balance at September 30, 1997         7,312,000       $73         $6,555    $(2,462)    $ 4,166

Additional Stock Issued (Net)            72,500        $1         $  366                $   367

Net (Loss) for the Six Months
Ended March 31, 1998                                                        $(1,073)    $(1,073)
                                      ---------     ------        ------    -------     -------

Balance at March 31, 1998             7,384,500       $74         $6,921    $(3,535)    $ 3,460

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

          In May 1997, one shareholder returned a total of 19,000 shares of common stock for cancellation, pursuant to an agreement with the Company

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

          In October 1997, a consultant to the Company exercised an option to purchase 38,000 shares of common stock, pursuant to a consulting agreement

          In December 1997, the Company issued 33,500 shares of common stock to an unaffiliated company, as well as approximately $868,000 in cash and the assumption of a $1,158,000 mortgage for the purchase of the Ocean Palms Resort Property, the Ocean Palms Resort Paper and other rights. See "Management's Discussion and Analysis or Plan of Operation."

          In April 1998, a consultant to the Company exercised an option to purchase 35,000 shares of common stock, pursuant to a consulting agreement.

          In April 1998, a consultant to the Company exercised an option to purchase 350,000 shares of common stock, pursuant to a consulting agreement.

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

     On April 30, 1998, Capitol Resorts Inc., (the "Resorts Subsidiary") acquired all of the membership interests of ERI and of EMI, from three unaffiliated parties (the "Sellers") for 300,000 shares of restricted common stock of the Company. At the April 30, 1998 closing, the Sellers received
50,000 shares of common stock, with another 150,000 shares of common stock issued and retained by the Company. The 150,000 shares of common stock shall vest to the Sellers, contingent on continued employment, commencing May 1, 1999, and each May 1 thereafter, at a rate of 20% or 30,000 shares per year until fully vested. The Sellers have been granted an additional 100,000 shares of common stock in stock options. The option for the 100,000 shares of common stock in the Company will vest over a five year period, commencing April 30,
1999 and expiring April 30, 2003.   The options vest at a rate of 20% per year
and are exercisable at $3.34 per share. The acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operation of ERI and EMI will be combined and included in the Company's consolidated financial statements from April 30, 1998. The assets acquired totaled $263,151, including $167,000 in Membership Lists, $36,164 in net Accounts Receivable, $26,164 in Inventory and $22,910 in furniture, fixtures and equipment. Liabilities totaled $191,689 and are comprised primarily of Accounts Payable, with no significant concentration. Net Assets acquired total $71,462.The Membership List acquired is comprised of approximately 14,000 members who have purchased 5, 15, or 30 year memberships. The asset value placed on the List will be amortized over a period between 5 and 10 years. The purchase price is valued at $167,000, which represents the 50,000 shares of stock of the Company paid at closing at a price of $3.34 per share. The 150,000 escrowed shares will be accounted for at the closing price of the stock at date of delivery and recorded as additions to Membership Lists and Goodwill.

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



                                  CAPITOL COMMUNITIES CORPORATION



Date: June 29, 1998               By: /s/ Michael G. Todd
                                          Michael G. Todd, Chairman,
                                          President and Chief Executive  Officer


Date: June 29, 1998               By: /s/ David Paes
                                          David Paes
                                          Treasurer and Vice President