Form 10QSB
period 1998-06-30
CAPITOL COMMUNITIES CORP
filed 1998-08-18
CIK 915636

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

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

[X] YES [_] NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock ($.01 Par Value)                            6,769,500
     (Title of Class)                     Shares Outstanding as of July 31, 1998

Transitional Small Business Disclosure Format: [_] YES [X] NO

                        CAPITOL COMMUNITIES CORPORATION
                                  Form 10-QSB
                          QUARTER ENDED June 30, 1998

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.   Financial  Statements (Unaudited).....................................................3
          Consolidated Balance Sheet
               June 30, 1998....................................................................3
          Consolidated Statement of Cash Flows
               For the Nine Months Ended June 30, 1998 and 1997.................................4
          Consolidated Statement of Operations
               For the Nine Months ended June 30, 1998 and 1997.................................5
          Consolidated Statement of Operations
               For the Three Months ended June 30, 1998 and 1997................................6
          Consolidated Statement of Stockholders' Equity
               For the Nine Months ended June 30, 1998..........................................7
          Notes to Consolidated Financial Statements
               June 30,1998.....................................................................8

Item 2.   Management's Discussion And Analysis or Plan of Operation............................12

PART II.  OTHER INFORMATION

Item 5.   Other Information....................................................................22

Item 6.   Exhibits and Reports on Form 8-K.....................................................22

Signatures.....................................................................................23

Index to Exhibits

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         --------------------------------

                Capitol Communities Corporation and Subsidiaries
                          Consolidated Balance Sheets
                      June 30,1998 and September 30, 1997
                                   UNAUDITED

                                        June 30, 1998    September 30,1997
                                        --------------   ------------------
Current Assets:
 Cash in Bank                             $   777,870          $   227,162
 Accounts Receivable                          230,180               12,096
 Prepaid Assets                               274,198              202,674
 Inventory                                     35,107
 Accrued Interest                              29,249
                                          -----------          -----------

  Total Current Assets                      1,346,604              441,932

Fixed Assets:
 Furniture and Fixtures                       120,506               36,260
 (Net of accumulated depreciation)
Notes Receivable
 Net of Discount of $248,821                2,429,531

Non-Current Assets
 Deposits                                      60,535               62,679
 Real Estate Holdings                      12,539,233            9,468,637
 Vacation Club Membership Base                161,433
 Loan Origination Fees
 (Net of accumulated amortization)            418,935              155,359
 Deferred Tax Asset                            69,425               69,425
 Organization Costs                            36,524
                                          -----------

  Total Non-Current Assets                 13,286,085            9,756,100
                                          -----------          -----------

  Total Assets                            $17,182,726          $10,234,292
                                          ===========          ===========

Current Liabilities:
 Accounts Payable &                           953,602              516,994
 Accrued Expenses
 Accrued Interest                             246,404               59,810
 Notes Payable                             10,145,402            2,099,973
                                          -----------          -----------
  Total Current Liabilities                11,345,408            2,676,777


Non-Current Liabilities
 Notes Payable                              3,698,140            3,377,048
 Deferred Taxes Payable                                             14,000
                                          -----------          -----------

  Total Liabilities                        15,043,538            6,067,825

Shareholders' Equity
 Preferred Stock                                    0                    0
 Common Stock                                  67,695               73,120
 Additional Paid in Capital                 6,805,749            6,555,088
 Accumulated Deficit                       (4,734,266)          (2,461,741)
                                          -----------          -----------

  Total Shareholders' Equity                2,139,178            4,166,467
                                          -----------          -----------
  Total Liabilities and
  Shareholders' Equity                    $17,182,726          $10,234,292
                                          ===========          ===========

               Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
               For the Nine Months Ended June 30, 1998 and 1997
                                   UNAUDITED

                                                              1998           1997
                                                          -------------   -----------
Cash Flows from Operating Activities:
     Net Loss                                              $(2,272,527)   $ (246,562)
     Amortization                                              337,507       120,102
     Depreciation                                                9,705
     Adjustments to Reconcile Income
       to Net Cash Used for Operating Activities
     (Increase) Decrease in Restricted Cash                                 (675,000)
     (Increase) Decrease in Receivables                       (218,084)       (4,300)
     (Increase) Decrease in Inventory                          (35,107)
     (Increase) Decrease in Deposits                                           2,144
     (Increase) Decrease in Other Assets                      (210,555)      (20,633)
     (Increase) Decrease in Real Estate Holdings            (3,070,596)      231,290
     (Increase) Decrease in Accrued Interest
       Receivable                                              (29,249)       62,140
     (Increase) Decrease in Pre-Paid Assets                    (71,524)     (150,015)
     Increase (Decrease) in Accrued Expenses                   436,608      (283,048)
     Increase (Decrease) in Deferred Taxes Payable             (14,000)
     Increase (Decrease) in Accrued Interest Payable           186,594       555,417
     Other                                                 -----------    ----------
     Net Cash Used for Operations                           (4,949,084)     (410,709)

Cash Flows from Investing Activities:
     Acquisition of Notes Receivable                        (2,490,137)            0
     Collections of Notes Receivable                           132,341
     Acquisition of Furniture and Fixtures                     (93,951)            0
     Loan Origination Fees                                    (660,218)     (233,829)
                                                           -----------    ----------
     Net Cash used in Investing Activities                  (3,111,965)     (233,829)

Cash Flows from Financing Activities:
     Increase in Notes Payable                              10,135,884       992,923
     Payment of Notes Payable                               (1,769,363)
     Reacquisition of Common Stock                            (386,259)
     Issuance of Common Stock                                  631,495       376,000
                                                           -----------    ----------
     Net Cash used in Financing Activities                   8,611,757     1,368,923

Net Increase (Decrease) in Cash                                550,708       724,385

Beginning Cash                                                 227,162      (185,911)
                                                           -----------    ----------

Ending Cash                                                $   777,870    $  273,761
                                                           ===========    ==========

                Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Operations
                For the Nine Months Ended June 30, 1998 and 1997

                                   UNAUDITED

                                              1998          1997
                                          ------------   -----------
Revenues:
     Sales                                $   609,847    $1,881,445
     Hotel Revenue                            289,275
     Miscellaneous Income                      20,789
     Cost of Sales                            345,772       447,593
                                          -----------    ----------

Gross Profit                              $   574,139     1,433,852

Operating Expenses:
     General & Administrative
     Expenses                               2,417,382     1,130,007
                                          -----------    ----------

Net Income (Loss) Before
     Interest Income                       (1,843,243)      303,845

Interest Income                               151,057        67,618
Interest Expense                             (580,341)     (618,025)

Net Income (Loss)                         $(2,272,527)   $ (246,562)
                                          ===========    ==========

Basic Earnings (Loss) per share           $    (0.315)   $   (0.035)
                                          ===========    ==========

Weighted average shares outstanding:        7,205,559     7,144,747
                                          ===========    ==========

Dividends per Share                                 0             0
                                          -----------    ----------

               Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Operations
               For the Three Months Ended June 30, 1998 and 1997

                                   UNAUDITED

                                              1998          1997
                                          ------------   -----------
Revenues:
     Sales                                $   289,877    $1,593,980
     Hotel Revenue                             97,285
     Miscellaneous Income                      10,001
     Cost of Sales                            147,094       403,892
                                          -----------    ----------

Gross Profit                              $   250,069     1,190,088

Operating Expenses:
     General & Administrative
     Expenses                               1,221,638       570,609
                                          -----------    ----------

Net Income (Loss) Before
     Interest Income                         (971,569)      619,479

Interest Income                                61,357         5,495
Interest Expense                             (235,138)     (224,276)

Net Income (Loss)                         $(1,145,350)   $  400,698
                                          ===========    ==========

Basic Earnings (Loss) per share           $    (0.166)   $    0.056
                                          ===========    ==========

Weighted average shares outstanding:        6,885,951     7,132,044
                                          ===========    ==========

Dividends per Share                                 0             0
                                          -----------    ----------

               Capitol Communities Corporation and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                For the Nine Months Ended June 30, 1998 and 1997
                  (Thousands of Dollars, except per share amount)
                                   UNAUDITED

                                              Common Stock
                                            $0.01 Par Value         Additional
                                            ---------------           Paid-In    Retained
                                         Shares          Amount       Capital    Earnings     Total
                                         ------          ------     ----------   --------     -----
Balance at September 30, 1997           7,312,000          $73        $ 6,555     $(2,462)   $ 4,166

Additional Stock Issued (Net)             157,500          $ 2        $   629                $   631

Treasury Stock acquired                  (700,000)         $(7)       $  (379)               $  (386)

Net (Loss) for the Nine Months
Ended June 30, 1998                                                               $(2,272)   $(2,272)
                                        ---------          ---        -------     -------    -------

Balance at June 30, 1998                6,769,500          $68        $ 6,805     $(4,734)   $ 2,139

               CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 June 30, 1998
                                 -------------

NOTE 1 -  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
          ---------------------------------------------------------

          Background
          ----------

          The consolidated balance sheet at June 30, 1998 and the related statements of operations and cash flows for the nine month period ended June 30, 1998, include the accounts of Capitol Communities Corporation and its wholly owned subsidiaries and are unaudited. All inter-company accounts and transactions have been eliminated in consolidation.

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

          Earnings/Loss Per Share
          -----------------------
          Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the nine months ended June 30, 1997, was 7,144,747 and for the nine months ended June 30, 1998, was 7,205,559

NOTE 2 -  CAPITAL TRANSACTIONS
          --------------------
          In May 1993, the Company executed a 15 to 1 reverse stock split.

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

          In April 1998, the Company issued 200,000 shares of common stock to unaffiliated third parties pursuant to the acquisition of ERI and EMI and granted options for another 100,000 shares to vest over a five year period, commencing April 30, 1999 and expiring on April 30, 2003. The options vest at a rate of 20% per year and are exercisable at $3.34 per share. See "Management's Discussion and Analysis or Plan of Operation."

          On April 17, 1998, Capitol Development of Arkansas, Inc., the Company's Operating Subsidiary exercised its option under a Settlement Agreement with Century Realty to repurchase 700,000 shares of the Company's voting Common Stock. Such shares are now held as treasury shares.

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

     During the last fiscal year, the Company significantly expanded the nature of its business activities from land sales to real estate development and vacation interval operations. Although the Company has not yet commenced any material development or building activity, its primary focus is the development and sale of residential single-family homes on the more than 1,700 acres it currently owns in the City of Maumelle, Arkansas ("the Maumelle Property"), a 5,000 acre master planned community located fifteen miles from downtown Little Rock. In addition, the Company has expanded its focus to include the acquisition, renovation, development, sale and financing of vacation ownership interval interests ("VOIs") and vacation long-term leasehold interests ("LTLs") of resort, hotel and vacation properties. In its efforts to diversify its development focus, the Company has purchased approximately 36.3 acres of land and improvements in Osceola County, Florida, for development as a hotel and a VOI property. In December 1997, the Company also purchased 16 LTL Units (the "Ocean Villas" property), as a result of the acquisition of the stock of OPV Development, Inc. ("OPV"), an unaffiliated third party. In December 1997, the Company also purchased the lease rights to 120 feet of beachfront land and improvements in Pompano Beach, Florida ( the "Ocean Palms Resort"). The Ocean Palms Resort improvement includes a 53 LTL unit complex, all of which have been sold, with the Company acquiring the promissory notes generated from the sale (the "Ocean Palms Resort Promissory Notes"), as well as other assets. In April, 1998, the Company acquired sales and marketing expertise, along with management and operations with the acquisition of the membership interest in Entry Resorts Marketing, LLC, a New Hampshire limited liability company ("EMI") and Entry Resorts International, LLC, a New Hampshire limited liability company ("ERI"), collectively Entry Resorts. Entry Resorts engages in the development, marketing and sale of vacation packages and time share products, nationally and internationally, and provides the Company with the ability to market its own vacation interval properties, instead of out-sourcing such marketing programs. See "LIQUIDITY AND CAPITAL RESOURCES." The Company believes that its ability to generate revenues in the future from real estate development and interval activities will depend in large part on its ability to restructure, retire or replace its current short-term debt into long-term debt, and raise sufficient capital to commence meaningful development operations, and the Company's ability to develop or acquire greater construction and other real estate and interval development expertise than the Company now possesses. The following discussion should be read in conjunction with the financial statements and the notes thereto appearing in Item 1 of this Part I (the "Financial Statements").

Financial Condition
-------------------

     During the fiscal year ended September 30, 1997, and during the six month period ended March 31, 1997, the Company continued to focus on expanding its position in the vacation interval and resort industries by acquiring strategic assets in these industries. In the nine month period ended June 30, 1998, the Company acquired approximately $2.5 million in the Ocean Palms Resort Promissory Notes generated from the sale of LTL units in the Ocean Palms Resort and the sale of LTL units in the Ocean Villas (the "Ocean Villas Promissory Notes"). The acquisition of the Ocean Villas units increased the Company's real estate holdings by approximately $500,000. These acquisitions were primarily accomplished by utilizing cash and short term loans and lines of credit available to the Company. The Company intends to restructure and to replace the major of the short-term debt utilized to purchase these properties with more conventional long term financing. See "LIQUIDITY AND CAPITAL RESOURCES." In the nine month period, the Company also acquired Entry Resorts, and with the acquisitions, a resort club with more than 11,000 active members. Entry Resorts is a full service accommodation/fulfillment concern, and provides, for a fee, extensive resources and services for its members to access quality accommodation in prime destination vacation markets at discount prices. The acquisitions were accomplished through the issuance of common stock. See "LIQUIDITY AND CAPITAL RESOURCES." Management believes it needs to raise sufficient additional capital to replace or retire its short term debt, or convert such debt in to long term debt where appropriate, in order toimprove the results of future operations. Such restructuring will enable the Company to commence significant development activities in Maumelle and expand its acquisition and sale of vacation interval
interests.   There can be no assurance, however, that the Company will be able to restructure or retire its short-term debt on favorable terms to the Company or at all.

     Change in Financial Condition Since the End of the Last Fiscal Year.   At
     --------------------------------------------------------------------
June 30, 1998, the Company had total assets of $17,182,726 an increase of $6,948,434, or 67.9% over the Company's total assets as of the Company's fiscal year end of September 30, 1997. The Company had cash of $777,870 at June 30, 1998, compared to $227,162 at September 30, 1997, an increase of $550,708. See "LIQUIDITY AND CAPITAL RESOURCES."

     Prepaid assets increased from $202,674 on September 30, 1997, to $274,198 on June 30, 1998, an increase of $71,524. This increase primarily was a result of the acquisition of the Ocean Palms Resort and Ocean Villas properties, both of which are located in Pompano Beach Florida (collectively the "Pompano Beach Properties"). The Ocean Palms Resort had prepaid insurance and a prepaid ground lease totaling $127,539, as of June 30, 1998, while Ocean Villas had prepaid insurance and a prepaid ground lease totaling $8,219, as of June 30, 1998. Prepaid contracts also decreased prepaid assets by approximately $46,000 in the nine month period ended June 30, 1998.

     On December 9, 1997, the Company acquired an interest in several Ocean Palms Resort Promissory Notes resulting from the sale of long term leasehold Ocean Palms Resort units, together with certain other assets and rights. On the same date, the Company also acquired the Ocean Villas property, the assets of
which included $243,970 in the Ocean Villas Promissory Notes.   See "LIQUIDITY
AND CAPITAL RESOURCES." The collective balance due on these notes amounted to $2,429,531, net of a discount of $248,821, as of June 30, 1998. There were no related assets as of September 30, 1997.

     On April 30, 1998, the Company acquired Entry Resorts and $167,000 in Vacation Club Membership Lists which are being amortized over a period between 5 and 10 years. There were no comparable assets in 1997.

     The carrying value of the Company's real estate holdings increased by $3,070,596 during the nine months ended June 30, 1998, from $9,468,637 to $12,539,233. Two major factors of this increase were the acquisition of Ocean Villas, discussed above, and related capitalized costs, which resulted in an increase of $520,008 and the acquisition of Tract D in Maumelle, Arkansas, for a total of $1,904,486. Other factors were, additional expenditures on the Florida Bible College Property, in Osceola County, Florida, including capitalization of interest in the amount of $327,506, capitalized costs of $51,771 added to the book value of the Maumelle Commercial and Multi-Family Tracts and $92,152 in capitalized costs added to the book value of the Capitol Lakes Estates property, which accounted for the majority of the balance of the increase.

     Total liabilities of the Company at June 30, 1998, had increased to $15,043,548, an increase of $8,975,723 over the September 30, 1997 total of $6,067,825. The liability for accrued interest increased to $264,404 at June 30, 1998, from $59,810 at September 30, 1997. This increase of $186,594 in accrued interest reflects the overall interest in debt of the Company and the timing of interest payments required on such debt, as well as the effect of interest due to Resure Inc. ("Resure") for one quarter. As of September 30, 1997, the payment due on October 1, 1997 had been paid and not accured. The July 1, 1998, payment had not be been paid as of June 30. 1998. This timing difference resulted in an increase of $84,880 in accrued interst payable over the September 30, 1997 total. The current liability for notes payable increased by $8,045,429 during the nine months, from $2,099,973, as of September 30, 1997, to $10,145,402, as of June 30, 1998. This resulted primarily from using approximately $1,750,000 of the Company's short-term lines of credit to acquire the Pompano Beach Properties and other expenses in December 1997. The Ocean Palms Villas was financed with the assumption of a first leasehold mortgage with a balance of $370,687 as of June 30, 1998, reflected in the increase in long term liabilities and a second leasehold mortgage of $150,000, reflected in the
increase in short term liabilities.    The Ocean Palms Resort leasehold mortgage
was assumed, with a balance of $1,121,974, as of June 30, 1998, and has a renewal or extension date of April 1, 1999. While the Company expects to renew or replace that mortgage, the entire balance is considered a current note payable. The Company increased its other short term debt from Arkansas banks by an additional $400,000 in the period. The funds were used for general operating purposes. As of June 30, 1998, the Company had borrowed $1,900,000 from the First Arkansas Valley Bank and approximately $996,000 from TransFlorida Bank. The funds were used primarily for the purchase of Tract D and 700,000 shares of the Company's common stock from Century. See "Liquidity and Capital Resources." In addition, as of June 30, 1998, the Company had borrowed $2,846,222 in loans from private sources (the "Bridge Loans"). This represented an increase of $1,868,516 in the nine month period. See "LIQUIDITY AND CAPITAL RESOURCES."

     Accounts payable and accrued expenses increased by $ 436,608. At September 30,1997, the liability for accounts payable and accrued expenses totaled $516,994. At March 31, 1998, the balance was $953,602. The major portion of the increase, or $255,000 was comprised of accrued officers salaries. The acquisition of Entry Resorts also increased accounts payable and accrued expenses by $110,496. Accrued real estate taxes payable increased by $136,781.

     Accrued interest increased by $186,594, from $59,810 as of September 30, 1997, to $246,404 as of June 30, 1998, as a result of the increase in total debt.

     Shareholders' Equity decreased by $2,027,289 or 48.7%. The decrease results primarily from the combination of the operating loss of $2,272,527 for the nine month period ending June 30, 1998, and the acquisition of 700,000 shares of the Company's stock under the Century option, which was partially offset by the issuance of $166,500 of the Company stock as part of the acquisition cost of Entry Resorts and $95,900 from the exercise of options for the purchase of stock.

Results of Operations
---------------------

Comparison of Nine Months Ended June 30, 1998  to the Nine Months Ended June 30,
--------------------------------------------------------------------------------
1997.  For the nine months ended June 30, 1998, the Company experienced a net
-----
loss of $2,272,527 compared with a loss of $246,562 for the nine months ended June 30, 1997. The increase is primarily attributed to an increase in General and Administrative Expenses and a decrease in sales.

     Revenues decreased by $961,534 to $919,911 for the nine months ended June 30, 1998, from $1,881,445 for the nine months ended June 30, 1997. During the nine months ended June 30, 1998, the sale of the Ocean Villas LTL units, totaled $374,960. Capitol Development of Arkansas, Inc. (the "Operating Subsidiary"), sold one parcel of undeveloped land for $25,000, Company also received $289,887 in hotel management revenue from the Pompano Beach Properties and $209,887 in sales from the newly acquired vacation club operation. During the nine months ended June 30, 1997, sales totaled $1,881,445, primarily from the sale of a 67 acre single family residential tract in Maumelle for $1,552,730, the sale of a commercial property tract in Maumelle for $110,000 and timber royalties of $200,444. The dissolution of the joint venture with the Monterra Group in California provided sales of $18,122 from the net proceeds of the sale of lots. The gross profit for the nine months ended June 30, 1998, was $574,139, as compared with $1,433,852 for the nine months ended June 30, 1997. The higher gross profit in 1997 reflects the low cost basis in the land and timber sold in the period relative to the sales price.

     General and administrative expenses increased by $1,287,375, from $1,130,007 for the nine months ended June 30, 1997, to $2,417,382 for the nine months ended June 30, 1998. This increase is a result of the increase in operational activities. Insurance costs increased by $72,028 in the nine months ended June 30, 1998, over the same period in 1997, as a result of the acquisition of the Florida Bible College and the Pompano Beach Properties. Repairs and Maintenance also increased by $77,482 in the nine month period ended June 30, 1998, primarily as a result of the same acquisitions. Management Fees and Employee Compensation for the nine months ended June 30, 1998, increased to $608,449, an increase of $484,556 over the totals for the corresponding period in 1997. Most of the increase are attributable to the properties in Florida and the newly acquired Entry Resorts. These were both new operations to the Company, with no equivalent expense in the comparable 1997 period. Officers Salaries for the nine month period ended June 30, 1998, amounted to $255,000, an increase of $75,000 over the comparable 1997 period. The majority of the Officers Salaries were accrued by the Company. Lease expenses increased by $63,998 in the nine month period ended June 30, 1998 over the same period in 1997. Amortization expenses increased by $217,405 for the nine months ended June 30, 1998, over the same period in 1997, primarily as a result of the costs associated with the Bridge Loans. In addition to the operating expenses, an expense of $66,106 was recognized in the period ended March 31, 1998, when it was determined that deposits paid and expenditures made on three projects in Florida that the Company had been negotiating to acquire, were not recoverable. There was no comparable expense in 1997.

     Interest income increased from $67,618 for the nine month period ended June 30, 1997, to $580,341 for the nine month period ended June 30, 1998. Interest income in 1997 represented interest due on the Resure Debenture, which the Company no longer owns effective September 30, 1997. Interest income for the six month period ended March 31, 1998, represented seven months of interest receivables due to the Company from the Ocean Palms Resort Promissory Notes and Ocean Villas Promissory Notes.

     Interest expense decreased by $37,684 from $618,025 for the nine months ended June 30, 1997, to $580,341 for the nine months ended June 30, 1998. In addition to the $580,341 expensed for the nine month period ended June 30, 1998, interest of $173,296 was capitalized as part of the improvement costs of the projects in Orlando, Florida and the Pompano Beach Properties.

     The Company does not foresee any significant elements of income or loss that would not arise from its ordinary course of business, except for the losses that would likely arise if the Company were unable to extend, replace or retire its short term debt as it matures.


Comparison of Three Months Ended June 30,1998  to the Three Months Ended June
-----------------------------------------------------------------------------
30,1997.   For the three months ended June 30, 1998, the Company experienced a
--------
net loss of $1,145,350 compared with a profit of $400,698 for the three months ended June 30, 1997. The change is primarily attributed to an increase in General and Administrative Expenses and a decrease in sales.

     Revenues decreased by $961,534 to $397,163 for the three months ended June 30, 1998, from $1,593,980 for the three months ended June 30, 1997. During the three months ended June 30, 1998, the sale of the Ocean Villas LTL units, totaled $79,990. Sales by the Entry Resorts totaled $209,887 for May and June, 1998. The Company also received $97,285 in hotel management revenue from the Pompano Beach Properties. During the three months ended June 30, 1997, revenues totaled $41,250 from the sale of timber and $1,552,730 from the sale of an undeveloped 67 acre single family tract of the Maumelle, Arkansas property. The gross profit for the three months ended June 30, 1998 was $250,069, as compared with $1,190,088 for the three months ended June 30, 1997.

     General and administrative expenses increased by $651,029, from $570,609 for the three months ended June 30, 1997, to $1,221,638 for the three months ended June 30, 1998. This increase is a result of the increase in operational activities. Management Fees and Employee compensation for the three months ended June 30, 1998, increased by $300,549 to $345,549 from the three months ended June 30, 1997. Most of the increase occurred as a result of the Florida properties operations, and the newly acquired vacation club operation. Both of these operations were newly acquired with no equivalent expense in 1997. Amortization expenses increased by $83,315 for the three months ended June 30, 1998 over the same period in 1997, primarily as a result of costs associated with the Bridge Loans.

     Interest income increased from $5,495 for the three month period ended June 30, 1997, to $61,357 for the three month period ended June 30, 1998. The increase results from the acquisition of the Ocean Palms Resort Promissory Notes and Ocean Villas Promissory Notes.

     Interest expense increased by $10,862 from $224,276 for the three months ended June 30, 1997, to $235,138 for the three months ended June 30, 1998.

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



Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents amount to $777,870 or 4.62% of total assets at June 30, 1998, as compared with $227,162 or 2.23% at September 30, 1997. The Company's liquidity position at June 30, 1998, is not adequate to meet the Company's liquidity requirements, which include approximately $10,145,000 in short term debt.

     The Company has, as of June 30, 1998, borrowed $2,846,222 in Bridge Loans from private sources with net proceeds to the Company of approximately $2,287,683. The majority of the promissory notes evidencing the Bridge Loans, (the "Bridge Notes") bear interest at a rate of 10% to 10.9% per annum and mature nine months from the date of each note. Although the Bridge Loans are unsecured, the Company has provided a guarantee bond to the Bridge Note holders at a cost to the Company of approximately $168,000 or 6.0%. The Company has also paid the investment banking firms that assisted the Company in obtaining the Bridge Loans a fee of approximately $420,000 or 14.8% of the Bridge Loans. The Bridge Notes mature in the third and the fourth quarters of 1998 and the first and second quarters of 1999.

     Since the end of the Company's fiscal year ended September 30, 1997, it has obtained a revolving line of credit with the Bank of Atkins in the amount of $1,725,000 at a fixed rate of interest of 10% per annum. The revolving line of credit matures November 27, 1998, at which time the principal and all accrued interest is due. This line of credit is secured by approximately 344 acres of a residential tract of the Maumelle Property (the "Large Residential Tract"). As of June 30, 1998, the outstanding balance of the revolving line of credit was $1,725,000. The funds were used to complete the acquisition of the Pompano Beach Properties, to pay off certain accounts payable, and for working capital.

     On March 31, 1997, the Company obtained a fixed rate commercial revolving line of credit from the Bank of Little Rock (the "Little Rock Credit Line I"), in the amount of $400,000, bearing an interest rate of 10.00% per annum, payable interest only on a monthly basis, and maturing on April 10, 1999. The line is secured by approximately a 10.799 acre multi-family parcel of the Company's Maumelle Property. On July 29, 1997, the Company obtained a second commercial revolving line of credit from the Bank of Little Rock, (the "Little Rock Credit Line II"), in the amount of $450,000, also bearing interest at the rate of 10.00% per annum, payable principal and interest on demand or at maturity. The current maturity date is November 5, 1998. This line is secured by approximately a 19 acre multi-family parcel of the Company's Maumelle Property. As of June 30, 1998, the Company has drawn a total of $845,524 against the lines of credit. The proceeds were used to complete the purchase of approximately 35 acres of land and improvements in Osceola County, Florida, known as the Florida Bible College, discussed below. On March 10, 1998, the Company obtained a $250,000 loan from the Bank of Little Rock (the "Little Rock Credit Line III") secured by the 19 multi-family acres of the Maumelle Property, which also secures the Little Rock Credit Line II, discussed above. The $250,000 loan bears interest at the rate of 10.00%. Interest only payments are due monthly, commencing April 10, 1998, and the entire balance of principal and accrued interest is due and payable on September 10, 1998. The advances were used for general corporate purposes. As of June 30, 1998, there was a balance of $250,000 owed on the loan.

     On December 9, 1997, Capitol Resorts of Florida, Inc. (the "Florida Resorts Subsidiary") acquired the lease rights to Ocean Palms Resort, which consist of 120 feet of beachfront land and improvements located in Pompano Beach, Florida, from Ocean Palms Resort, Inc. ("OPRI"), and Ocean Palms Development Corporation ("OPDC") unaffiliated third parties. The ground lease rights to the Ocean Palms Resort property is for a period of 99 years, of which 65 years and 9 months remain (the "Ocean Palms Ground Lease"). The improvements include a 53 LTL unit complex, and other common area facilities. The Company also acquired the interest in several long term tenant leases, approximately $2,500,000 in the Ocean Palms Resort Promissory Notes arising out of the sale of the Ocean Palms Resort LTL units, and the right to manage and operate the on-going rental of the LTL units as hotel rooms on behalf of the LTL owners. As of June 30, 1998, the outstanding book value of the Ocean Palms Resort Promissory Notes amounted to $2,194,052, net a of discount of $248,821. The Ocean Palms Resort Promissory Notes are pledged, as additional collateral, to certain debt on the property assumed by the Company, and discussed below. The Company acquired the Ocean Palms Resort property, the Ocean Palms Resort Promissory Notes and the other rights for approximately $868,000 in cash, the issuance of 33,500 shares of the Company's Common Stock and the assumption of a $1,158,000 mortgage encumbering the Ground Lease (the "Ocean Palms Resort Note").

     On December 9, 1997, the Florida Resorts Subsidiary acquired all of the issued and outstanding shares of OPV, an unaffiliated third party. With the stock acquisition, the Company acquired OPV's primary asset, Ocean Villas, which consists of two lease rights to a four lot parcel of land and improvements (the "Ground Leases") located in Pompano Beach, Florida. The First Ground Lease is for a period of 99 years, of which 64 years and 11 months remain. The Second Ground Lease is for a period of 93 years and 3 months, of which 64 years and 11 months remain. The Company acquired the 16 LTL unit Ocean Villas, and approximately $244,000 in the Ocean Villas Promissory Notes, which arose from the prior sale of 4 LTL units, for approximately

$107,000 in cash, and the assumption of a first mortgage of $375,000 and a second mortgage of $150,000 encumbering the Ground Leases (the "First and Second Ocean Villas Notes"). As of June 30, 1998, the outstanding book value of the Ocean Villas Promissory Notes amounted to $235,479. The Ocean Villas Promissory Notes are pledged to the First and Second Ocean Villas Notes as additional collateral, as discussed below.

     Due to the acquisition of the Ocean Palms Resort property and the Ocean Villas property, the Company's debt now includes the following:

     $1,158,000 note ("Ocean Palms Resort Note"), payable to various trusts and individuals (the "Ocean Palms Mortgagee"), secured by an assignment of the Ocean Palms Promissory Note and the conditional assignment of the Ocean Palms Ground Lease; 12.75% interest per annum, with interest only payments made monthly until May 1, 1998, at which time it is the note is payable interest and principal each month until it matures on April 1, 1999. The note can be extended by one additional year upon the payment of a 1% extension fee of the then outstanding principal balance of the note on or before March 1, 1999. As of June 30, 1998, the balance of the note amounted to $1,121,974.

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

     As of the date of this Report, the Company is not current on the July 1, 1998 quarterly payment of $101,591 of principal and interest due to Resure on the $3,500,000 amended recourse note (the "Resure Note I"), which matures September 1, 1999, and bears interest at 10% per annum. The Resure
     Note I is secured by the approximately 701-acre Large Residential Tract in Maumelle, Arkansas. As of June 30, 1998, the principal balance on the Resure Note I was $3,395,189. The Company intends to bring current the July 1, 1998, payment before the end of the current quarter..

     As of December 31,1997, the Company was obligated for a $200,000 unsecured recourse note payable to Davister Corp. (the "Davister Note") which matured January 9, 1996. Although the Davister Note has matured, the lender has not demanded payment or instituted collection proceedings. The Company intends to retire this debt in fiscal year 1998, from debt financing or generated revenues.

     On April 10, 1998, the Resorts Subsidiary obtained a $1,000,000 line of credit from Transflorida Bank, secured by the 36.3 acres of the Florida Bible College Property, located in Orlando, Florida. The line of credit is guaranteed by the Company. The Transflorida Bank credit line bears interest at a variable interest rate of 1.00% in excess of the prime rate, as determined by the Sun Trust Banks of Florida, Inc. The initial interest rate is 9.50% and is adjustable at the time prime rate changes. Interest is payable on a monthly basis until April 1, 1999, when the entire principal balance and accrued interest is due and payable. As of June 30, 1998, there was a balance of $996,281 owed on the line of credit. The Funds were used to assist with the exercise of the Century option (see below), working capital for the Florida operations, working capital for ERI and EMI, and general corporate purposes

     On April 17, 1998, the Operating Subsidiary exercised its option under the Century Settlement to purchase the 36 acres of commercial property, ("Tract D"); a 3.8 acre tract of land adjoining Tract D, (the "Corner Lot"); and 700,000 shares of the Company's voting common stock owned by Century, for a total purchase price of $2,132,057. The Operating subsidiary obtained a $1,900,000 loan, dated April 15, 1998, from First Arkansas Valley Bank to assist in the purchase. The loan is secured by Tract D, the Corner Lot and the 700,000 shares of the Company's common stock. The loan bears interest at 10.00% per annum and matures on October 12, 1998, when the entire principal and all accrued interest is due and payable. The balance owing on the loan as of June 30, 1998, was $1,900,000.

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



                                  CAPITOL COMMUNITIES CORPORATION



Date: August 18, 1998             By: /s/ Michael G. Todd
                                          Michael G. Todd, Chairman,
                                          President and Chief Executive Officer


Date: August 18, 1998             By: /s/ David Paes
                                          David Paes
                                          Treasurer and Vice President