Form 10KSB
period 1998-09-30
CAPITOL COMMUNITIES CORP
filed 1999-07-07
CIK 915636

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1998

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] The following officers, directors, and beneficial owners of 10% or more of the Company's Common Stock were delinquent in filing an Annual Statement of Changes in Beneficial Ownership on Form 5:
Michael G. Todd, Herbert Russell, John W. DeHaven, and David R. Paes. The Form 5 was filed by the above officers, directors and beneficial owners in mid December, 1998, approximately four weeks late.

     State the issuer's revenues for its most recent fiscal year. $1,452,209.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such, as of a specified date within the past 60 days. $528,982 based on the average of the bid and asked obtained from the National Quotation Bureau, Inc. ("NQB") on June 1, 1999.

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 7,890,528 common stock shares, as of June 1, 1999.


                      DOCUMENTS INCORPORATED BY REFERENCE
NONE

     Transitional Small Business Disclosure Format YES [ ] NO [X]

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS...............................   4
--------------------------

PART I
ITEM 1.     DESCRIPTION OF BUSINESS......................   4

ITEM 2.     DESCRIPTION OF PROPERTY......................  26

ITEM 3.     LEGAL PROCEEDINGS............................  43

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF
            SECURITY HOLDERS.............................  43

PART II.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS..........................  44

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION............................  45

ITEM 7.     FINANCIAL STATEMENTS.........................  59

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE.......  59

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
            AND CONTROL PERSONS; COMPLIANCE WITH
            SECTION 16(a)OF THE EXCHANGE ACT.............  59

ITEM 10.    EXECUTIVE COMPENSATION.......................  62

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT........................  63

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS.................................  65

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.............  66

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 6 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION --Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to, (1)cure its current severe liquidity problems caused by its current short-term debt obligations, and (2) to raise sufficient capital to commence and continue meaningful operations. If the Company cannot restructure, refinance or retire its current debt, the Company's status as a viable going concern will remain in doubt. There can be no assurance that the Company will be able to raise sufficient capital to cure its liquidity problems and pursue the business objectives discussed herein. Capitol Communities Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation those identified in the "Risk Factors" section of the Company's Registration Statement filed with the Securities and Exchange Commission (the "SEC") in September 1996 on Form 10-SB.

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

     On February 15, 1994, the Operating Subsidiary purchased approximately 2,041 acres of land in Maumelle, Arkansas (the "Maumelle Property") from Century Realty, Inc. ("Century") for an aggregate purchase price of $8,430,000. The purchase price was comprised of $1,693,000 paid in cash at the closing of the sale and a promissory note payable to Century in the original principal amount of $6,737,000, secured by a first priority security interest in a portion of the Maumelle Property. The cash paid at the closing was obtained from the proceeds of Maumelle Property lot sales to third parties that occurred concurrently with the Operating Subsidiary's acquisition of the Maumelle Property. Since purchasing the Maumelle Property, the Operating Subsidiary has sold, as of September 30, 1998, approximately 305 acres of the Maumelle Property, for aggregate gross sales proceeds of $6,304,786.

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

     The Operating Subsidiary refinanced its $6,737,000 Century promissory note in September 1995 by (a) borrowing $3,500,000 from Resure, Inc., an Illinois Insurance Exchange member syndicate ("Resure"), to make a cash payment of $2,500,000 to Century (the "Resure Loan I"), (b) issuing two promissory notes to Century, in the amount of $1,400,000 (the "Century Note I") and $350,000 (the "Century Note II"), respectively, to replace the original Century promissory note, and (c) issuing 700,000 shares of Common Stock to Century. In consideration of the cash payment, promissory notes, and stock, Century released all of the real property securing the original promissory note and accepted approximately 36 acres of Maumelle Property commercial lots as collateral to secure the $1,400,000 Century Note I. The Resure Loan I was evidenced by a
                                   -
promissory note (the "Resure Note I") which is secured by approximately 1,045 acres of the Maumelle Property residential acreage. Effective September 30, 1997, the Company entered into a settlement agreement with Century (the "Century Settlement Agreement) to cancel the Century Note I and Century Note II in exchange for the delivery of a deed to 36 acres of the commercial Maumelle Property and an additional 3.8 acres of commercial land in Maumelle, Arkansas (the "Corner Tract") that the Company acquired on May 7, 1997. On April 17, 1998, the Operating Subsidiary exercised its option under the Century Settlement to purchase the 36 acres of commercial property, the 3.8 acre Corner Tract, and 700,000 shares of the Company's voting common stock owned by Century, for a total purchase price of $2,132,057. The Company holds the common stock as Treasury Shares.

     Concurrently with the Resure Loan I, Resure issued to the Operating Subsidiary a subordinated surplus debenture in the original principal amount of $3,500,000 (the "Resure Debenture"). As consideration for the Resure Debenture, the Operating Subsidiary issued a $3,500,000 promissory note to Resure (the "Resure Note II"), which was secured by approximately 410 acres of the 1,044 acres of residential property securing the Resure Loan I. In February 1997, an Illinois court found that Resure was insolvent, ordered that Resure be liquidated, and appointed the Illinois Director of Insurance, Mark Boozell, (the "Resure Liquidator") to oversee the liquidation. In May 1997, Resure's liquidator agreed to release 67 acres held as collateral in exchange for $675,100 to be placed in a cash collateral account. Effective September 30, 1997, the Company entered into a settlement agreement with the Liquidator of Resure (the "Resure Settlement Agreement") whereby the Liquidator modified the Resure Note I to bring all past due payments current in return for acceleration of the maturity date from July 1, 2000 to September 1, 1999 and released the approximately 344 acres that secured the Resure Note II. The Liquidator also agreed to cancel the Resure Note II in exchange for the Company's termination of its right to the Resure Debenture. The Resure Debenture was acquired by the Operating Subsidiary on September 1, 1995, as consideration for the $3,500,000 Resure Note II. The Operating Subsidiary was entitled to receive semi-annual payments of principal and interest on the Resure Debenture, which generally matched the amount and timing of the semi-annual payments due to Resure under the Resure Note II. The Resure Settlement Agreement was approved by the Circuit Court of Cook County, Illinois, Chancery Division, on October 24, 1997.

     Subsequent to the Company's fiscal year end, a foreclosure action was instituted by the Resure Liquidator, against the Operating Subsidiary in the Chancery Court of Pulaski County, Arkansas. Resure is seeking to foreclose on approximately 701 acres of the Large Residential Tract of the Maumelle Property securing the $3,500,000 Resure Note I and up to $2,000,000 in developer's fees. The Resure Note I is currently in default. See ITEM 2, "DESCRIPTION OF PROPERTY--Subsequent Events," ITEM 3, "LEGAL PROCEEDINGS," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES -- Certain Recent Evens Relating to the Company's Indebtedness and Liquidity Requirements."

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

     On April 17, 1997, the Company formed Capitol Resorts, Inc., an Arkansas corporation (the "Resort Subsidiary"), for the purpose of conducting the Company's vacation ownership interest operations. See below "--Business of the Company."

     On July 30, 1997, the Company acquired Capitol Resorts of Florida, Inc. (the "Florida Resorts Subsidiary"), a newly formed Florida Corporation pursuant to an Agreement and Plan of Reorganization between MLT Management Corp.("MLT"), a corporation not affiliated with the Company, the Company and the Florida Resorts Subsidiary. Under the agreement MLT transferred its contract right to purchase approximately 36 acres of land and improvements near Disney World in Osceola County, Florida (the "Florida Bible College Property"). The Company acquired all of the outstanding stock in the Florida Resorts Subsidiary in exchange for the issuance of 100,000 shares of Company common stock to MLT. The Florida Resorts Subsidiary then closed the purchase of the Florida Bible College Property July 30, 1997, at a purchase price of $922,000 plus costs. On July 30, 1998, the Florida Bible College Property was transferred to Capitol SB Development Corporation, a wholly-owned subsidiary of the Florida Resorts Subsidiary. See below "--Business of the Company," ITEM 2, "DESCRIPTION OF PROPERTY," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES -- Certain Recent Evens Relating to the Company's Indebtedness and Liquidity Requirements."

     On December 9, 1997, the Florida Resorts Subsidiary acquired the lease rights to 120 feet of beachfront land and improvements located in Pompano Beach, Florida (the "Ocean Palms Resort Property") from Ocean Palms Resort, Inc. ("OPRI"), and Ocean Palms Development Corporation ("OPDC"), unaffiliated third parties. See below "--Business of the Company," and ITEM 2, "DESCRIPTION OF PROPERTY."

     On December 9, 1997, the Florida Resorts Subsidiary acquired all of the issued and outstanding stock of OPV Development, Inc. ("OPV"), an unaffiliated third party, whose primary asset is two ground leases and improvements which include 16 long term lease units ("LTL") in Pompano Beach, Florida (the "Oceans Villas" Property), and approximately $294,000 in promissory notes (the "Ocean Villas Paper") created from the prior sale of four LTL units. See below "-- RECENT BUSINESS DEVELOPMENT," ITEM 2, "DESCRIPTION OF PROPERTY -Subsequent Events," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
- LIQUIDITY AND CAPITAL RESOURCES -- Certain Recent Evens Relating to the Company's Indebtedness and Liquidity Requirements."

     On April 21, 1998, the Resorts Subsidiary formed Capitol Club International Inc.("Capitol Club"), a Florida corporation, for the purpose of the development and sales of retail memberships. Capitol Club intends to become a full service leisure travel and vacation provider, including membership sales, travel reservation services, member fulfillment, discount vacation packages, and wholesale inventory exchange. Capitol Club has yet to commence operations. See below, "--Business of the Company."

     On April 29, 1998, the Florida Resorts Subsidiary formed 396-R Corporation, a Florida corporation, for the purposes of holding the Florida Bible College Property. On July 30, 1998, 396-R Corporation changed its name to Capitol SB Development Corporation ("Capitol SB"). See ITEM 2, "DESCRIPTION OF PROPERTY."

     On April 30, 1998, the Resort Subsidiary acquired all of the membership interests of Entry Resorts International, LLC, a New Hampshire limited liability company ("ERI") and Entry Resorts Marketing, LLC, a New Hampshire limited liability company ("EMI"), from unaffiliated third parties. ERI and EMI are engaged in the development, marketing and sale of vacation packages and time share products and services. See below "--BUSINESS OF THE COMPANY."

RECENT BUSINESS DEVELOPMENT

     On July 29, 1998, the Company entered into a contract with an unaffiliated third party purchaser to sell approximately 7.4 acres of the Maumelle Commercial Property for a total purchase price of $300,000. The sale of the property closed on January 5, 1999, with net proceeds to the Company of $273,726.24.

     On May 3, 1999, Entry Resorts International LLC changed its name to Capitol Resort Club, LLC ("CRC").

     On May 3, 1999, the Resort Subsidiary dissolved Entry Resorts Marketing, LLC, which had no assets or liabilities.

     On August 21, 1998, the Resorts Subsidiary formed Capitol Resorts Exchange Services, Inc. ("Exchange Services"), a Florida corporation, for the purpose of providing timeshare exchange services for its vacation interval properties.

     Effective October 15, 1998, the Florida Resorts Subsidiary disposed of its interest in the Ocean Villas Property by exchanging the outstanding and issued shares of OPV for 32,305 shares of the Company's voting common stock owned by MLT Management Corporation ("MLT Management"). The exchange agreement between the Florida Resorts Subsidiary and unaffiliated third parties, MLT Management, Ocean Palms Resort, Inc., and B&G Acceptance Corp., exchanges OPV's interest in two ground leases plus improvements comprised of the 16 Ocean Villas LTL units, the promissory notes arising from the sale of the units and the first and second mortgages encumbering the ground leases for the 32,305 shares of the Company's common stock held by MLT Management. See ITEM 2, "DESCRIPTION OF PROPERTY," and "--Subsequent Events," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES -- Certain Recent Evens Relating to the Company's Indebtedness and Liquidity Requirements."

     On March 29, 1999, a Contribution Agreement was entered into between the Operating Subsidiary and Trade Partners, Inc. ("Trade Partners"), an unaffiliated third party, for the purpose of forming TradeArk Properties, LLC ("TradeArk Properties"), an Arkansas limited liability company which will develop and sell real estate. On June 1, 1999, an amendment to the Contribution Agreement was executed by the parties extending the closing date (the "Closing Date") to no later than June 30, 1999. On June 14, 1999, the parties performed all of the terms and obligations of the Contribution Agreement, including the capitalization of TradeArk Properties.

     Trade Partners, a Michigan corporation that acquires, holds and transfers life insurance policies on persons with limited life expectancies, referred to as viatical settlement contracts, contributed to TradeArk Properties viatical settlement contracts that the parties determined had a discounted net present value of $8,3000,000. The capital contribution provides Trade Partners with a 64.84% membership interest in TradeArk Properties.

     The Operating Subsidiary contributed certain tracts of its Maumelle Property, including 192 acres of single-family lots ("Pine Ridge Tract"); 19 acres of multi-family lots ("Rector Mountain Tract"); 40 acres of commercial lots ("Tract D"); and 6 acres of commercial lots(Tract E"), (collectively known as the "Contributed Maumelle Property"). TradeArk Properties assumed $3,800,000 in debt collateralized by the Contributed Maumelle Property. The fair market value of the Contributed Maumelle Property was determined by the parties to be $8,300,000, which after the assumed debt, represented a capital contribution by the Company of $4,500,000 or a 35.16% membership interest in TradeArk Properties.

     Simultaneously on the Closing Date and pursuant to the terms of the Contribution Agreement, TradeArk Properties secured a $4,000,000 loan from New Era Life Insurance Company ("New Era"). The loan has a fixed interest rate of 13% per annum, and matures in 30 months from the date of the loan when all accrued interest and principal is due. $3,156,581.92 of the New Era loan proceeds were used to retire loans held by the Company and secured by part of the Contributed Property. The New Era loan is secured by the Contributed

Property and the viaticals settlement contracts. After legal fees and other closing costs, the Company received from TradeArk Properties $930,713.18 of the New Era loan proceeds. The Company intends to use the proceeds for operating capital and expenses.

     TradeArk Properties is managed by a manger selected by majority of the membership interest in TradeArk Properties. (See ITEM 2, "DESCRIPTION OF PROPERTY and ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- CERTAIN RECENT EVENTS RELATING TO THE COMPANY'S INDEBTEDNESS AND LIQUIDITY REQUIREMENTS."

     On March 31, 1999, a Plan and Agreement for Corporate Separation ("Separation Plan") was entered into between the Company and Charlie Corporation, a related party. On June 14, 1999, the parties executed a First Amendment to the Settlement Plan. Under the terms of the Separation Plan, Charlie Corporation exchanged 2,839,689 shares of the Company's common stock for all of the issued and outstanding capital stock of the Resort Subsidiary, and the Florida Resorts Subsidiary, both of which are wholly-owned subsidiaries of the Company. The exchange also included the Resort Subsidiary's solely-owned interest in Capitol Club, Exchange Services, Capitol Resorts International and Entry Resorts Marketing (dissolved May 3, 1999), and the Florida Resorts Subsidiary's solely-owned interest in Capitol SB Development. Under the terms of the Separation Plan, Charlie Corporation assumed the liabilities, including $2,100,000 in related debt, for the Resort Subsidiary and Florida Resorts Subsidiary, effective June 14, 1999.

     With the exchange the Company disposed of its interest in approximately 36 acres of land and improvements near Disney World in Osceola County, Florida held by Capitol SB Development, and the rights to a ground lease and improvements referred to as the Ocean Palms Resort located in Pompano Beach, Florida. The Ocean Palms Resort Property consists of a 53 long term leasehold unit complex, pool, office areas, parking area and other amenities. The assignment of the ground lease rights is held by the Florida Resorts Subsidiary.

     The parties determined that the fair market value of the stock in the Resorts Subsidiary and the Florida Resorts Subsidiary was $3,344,987 and the fair market value of the Company's stock was $3,344,987. The Company is holding the 2,839,689 shares as treasury shares.

     Pursuant to the terms of the Separation Plan, Herbert E. Russell, a director of the Company who is the grantor and trustee of an irrevocable trust which owns 100% of the issued and outstanding shares of Charlie Corporation, resigned as director of the Company on June 14, 1999.


     Management anticipates the transaction will qualify as a tax-free corporate separation and exchange for federal tax purposes. However, since neither party has requested a ruling by the Commissioner of Internal Revenue, there can be no assurance the transaction will be treated as a tax-free corporate separation and exchange. See ITEM 2, "DESCRIPTION OF PROPERTY," ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- Certain Recent Events Relating to the Company's Indebtedness and Liquidity Requirements," and
ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     In addition, since the Company's fiscal year-end, it has sold a right of way to the Maumelle Water Management of the City of Maumelle for a price of $5,000. On June 30, 1999, the Company sold approximately 30 acres of single-family lots to an unaffiliated third party for a total sales price of $535,226.40. The Company had net proceeds of $146,218.31, after paying $364,000 on the First Arkansas Valley Bank line of credit, which secures a portion of the single-family lots. See ITEM 2, "DESCRIPTION OF PROPERTY," ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- Certain Recent Events Relating to the Company's Indebtedness and Liquidity Requirements."

BUSINESS OF THE COMPANY

     The following discussion of the "BUSINESS OF THE COMPANY," is qualified in its entirely by events subsequent to the Company's fiscal year ended September 30, 1998. On June 14, 1999, the Company divested all interest in its VOI properties. The Board of Directors (the "Board") determined that it was not in the best interest of the Company to continue to operate its VOI properties in Florida or to develop or acquire other VOI properties. The Board's decision resulted from a determination to focus on its primary business of developing and selling single-family property. See above, ITEM 1, "DESCRIPTION OF BUSINESS - RECENT BUSINESS DEVELOPMENT," and ITEM 2, "DESCRIPTION OF PROPERTY."

     GENERAL. The Company is in the business of developing and selling real estate, primarily in the City of Maumelle, Arkansas, a 5,000 acre planned community located on the Arkansas River, across from the western Little Rock area and fifteen miles from downtown Little Rock, Arkansas. The Company also intends to engage in vacation ownership operations consisting of the following:
(1) the acquisition, renovation, development and operation of vacation ownership resorts, hotels and other vacation properties, (2) marketing and selling vacation ownership interests ("VOIs") and LTLs interest in such properties (collectively, "Vacation Intervals"), and (3) providing financing for the purchase of Vacation Intervals at its properties. Although the Company has acquired properties which it intends to develop as Vacation Intervals, no significant operations have commenced.

     The Company's real estate as of September 30, 1998, consisted of the remaining unsold portion of the Maumelle Property consisting of approximately 1,767 acres, approximately 36 acres of the Florida Bible College land located in Osceola, Florida, the Ocean Palms Resort Property consisting of the lease rights to 120 feet of beachfront land and improvements, and the Ocean Villas Property, consisting of two ground lease rights to a four lot parcel of land and improvements. The Ocean Resort Property and the Ocean Villas Property are located in Pompano Beach, Florida. During the fiscal year ended September 30, 1998, the Operating Subsidiary exercised its option under the Century Settlement to purchase the 36 acres of commercial property and 3.8 acres of commercial property known as the corner tract ("Corner Tract"). During fiscal year, the Company sold one lot of the Pine Ridge Maumelle real estate to the Maumelle Water Management District for an aggregate sales price of $25,000.

     During the fiscal year ended September 30, 1998,the Company's business has consisted primarily acquiring VOI properties. Although management of the Company during the last two fiscal years, decided to shift the Company's primary focus from selling land to the construction and sale of single-family homes, and the development, sale and operation of vacation ownership intervals, the Company has not yet commenced material development, building or other operational activities and will require substantial funding before it can do so. Moreover, the Company is suffering severe liquidity problems which prevents the Company from conducting any meaningful business activities. There can be no assurance that the Company will be able to raise sufficient capital to cure its liquidity problems and pursue the business objectives, strategies or transactions discussed herein. See ITEM 3, "LEGAL PROCEEDINGS," ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION," and ITEM 7, "FINANCIAL STATEMENTS."

     The Maumelle Property is managed by Maumelle Enterprises, Inc. ("Maumelle Enterprises"), a real estate management firm that is affiliated with certain officers, directors and controlling shareholders of the Company until March, 1997, and as of the date of this Report is still affiliated with certain officers of the Company. The Company expects that Maumelle Enterprises will continue in the foreseeable future to manage the Maumelle Property and any other Maumelle-area real property the Company may acquire. In other geographic areas, the Company expects to engage local unaffiliated brokers to sell or manage its properties. See ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-- SERVICES PROVIDED BY AFFILIATED COMPANIES."

     The Company managed and operated the vacation ownership properties in Pompano Beach, Florida until it divested its interest in such properties, subsequent to the Company's fiscal year-ended September 30, 1998.

     PRINCIPAL PRODUCTS AND MARKETS.

     RESIDENTIAL AND COMMERCIAL PROPERTIES. The Company plans to conduct its single-family development and construction activities primarily in Arkansas, through the Operating Subsidiary and/or the Home Construction Subsidiary. The Company intends to develop residential lots and to construct single-family homes, apartments, and commercial buildings on the land that it presently owns in Maumelle or may acquire in Maumelle in the future. Management anticipates that the Company will develop and sell residential lots and homes primarily with joint venture partners. The developed properties will be sold to contractors, private home purchasers and apartment or commercial building operators, as appropriate. See ITEM 2, "DESCRIPTION OF PROPERTY--PROGRAM OF DEVELOPMENT."

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

     The Company intends to sell vacant property from its real estate inventory only as needed to meet liquidity requirements or if Company management determines that a particular property is not appropriate for development by the Company. During the fiscal year ended September 30, 1998, the Company has sold one lot of its real property for an aggregate amount of $25,000. See ITEM 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION---LIQUIDITY AND CAPITAL RESOURCES--Certain Recent Capital Raising Transactions." The Company expects that any such land sold in the future likely will be land which has been zoned for commercial or multi-family use, since the Company wishes to retain as many single-family home lots, as it can for development and sale by the Company. Company management expects that any such commercial or multi-family properties sold will be purchased by other real estate developers, who may compete with the Company in any development activity undertaken by the Company in Maumelle.

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

     VACATION INTERVALS. The Company intends to sell Vacation Intervals in vacation ownership properties owned or to be acquired by the Company. The Company initially planed to complete the remodeling and sale of whole ownership LTL interests in the 16 unit Ocean Palms Villas property in Pompano Beach, which it recently acquired. Six of the 16 units were remodeled during the Company's fiscal year ended September 30, 1998, with no units sold during this time period. Subsequent to the Company's fiscal year end, on October 15, 1998, the Florida Resorts Subsidiary entered into an agreement with unaffiliated third parties MLT Management, Ocean Palms Resort, Inc., and B&G Acceptance Corp. to exchange the OPV stock held by the Florida Resorts Subsidiary for 32,305 shares of the Company's common stock held by MLT Management; thereby divesting the Company of the Ocean Villas Property, including all liabilities thereof. See above "-Recent Business Development." The Company also plans to construct a new hotel on its Florida Bible College Property when it can obtain adequate financing. The hotel which will be utilized to sell Vacation Intervals in the price range of $10,000 to $12,000 per week, assuming it can obtain construction financing. The Company manages and operates the vacation ownership properties it acquired in Pompano Beach. The Company intends to manage and operate the vacation ownership properties it acquires or develops in Florida and other areas, including the Florida Bible College Property. The Company plans to conduct its vacation ownership operations primarily through individual subsidiaries to be owned by the Resort Subsidiary.

     Subsequent to the Company's fiscal year ended September 30, 1998, the Company entered into a Separation Agreement with Charlie Corporation, an affiliated party, to exchange 2,839,689 shares of the Company's common stock for all of the outstanding and issued shares of the Resort Subsidiary and the Florida Resorts Subsidiary; thereby divesting the Company of the Ocean Palms Property and the Florida Bible Property, including all liabilities thereof. See above "-Recent Business Development," ITEM 2, "DESCRIPTION OF PROPERTY--PROGRAM OF DEVELOPMENT," ITEM 3, "LEGAL PROCEEDINGS," ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Certain Events Relating to the Company's Indebtedness and Liquidity Requirements," and ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

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

     The Vacation Ownership Industry and Market. The vacation ownership industry has existed in the United States since the late 1960s and has during the past few years become one of the fastest growing real estate and vacation industries in the country, as reported by the American Resort Development Association (the "ARDA"), a trade association for the vacation ownership industry. According to the ARDA in a study for the year ended December 31, 1997,it is estimated that approximately 2.0 million United States families own VOI units worldwide and that sales volume for 1997, in the United States was in excess of $2.72 billion, a 25% sales increase over 1996, and in excess of $6.0 billion worldwide. The average VOI unit in the United States sells for

$10,000 for a one week ownership interval, according to industry sources. LTL interest typically sell in the range of $60,000 to $125,000 per unit, depending upon the unit's location and size.

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

     According to information compiled by the ARDA for the year ended December 31, 1997, the prime market for Vacation Intervals is the 40-55 year age range who are reaching their the peak of their earning power and are rapidly gaining more leisure time. The median age of a Vacation Interval buyer at the time of purchase is 48. The median annual household income of current Vacation Interval owners in the United States is approximately $63,000, with approximately 35% of all Vacation Interval owners having annual household income greater than $75,000 and approximately 17% of such owners having annual household income greater than $100,000. Despite the growth in the vacation ownership industry as of December 31, 1994, Vacation Interval ownership has achieved only an approximate 3.0% market penetration among United States households with income above $35,000 per year and 3.9% market penetration among United States households with income above $50,000 per year.

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

     The Company intends to take advantage of these demographic and other trends if it is able to extend, replace, convert into long-term debt or retire its current short-term debt obligations and obtain the necessary funds to commence development. See "- - GROWTH STRATEGIES," below. Based on past industry statistics, the Company expects the vacation ownership industry to continue to grow as the baby-boom generation continues to enter the 40-55 year age bracket, the age group which purchased the most Vacation Intervals in 1997.

     MARKETING AND ADVERTISING.

     The Company intends to develop a marketing and advertising plan, with emphasis on the print media, to promote the sale of homes built by the Company on the Maumelle Property. The Company also plans to build, decorate, furnish and landscape model homes to facilitate sales on the Maumelle Property. The Company intends to use community, regional and cooperative brokers to sell the lots, homes or other properties it develops.

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

     On April 30, 1998, the Resort Subsidiary acquired all of the membership interests of CRC. CRC owns and operates a travel club with approximately 11,000 members. CRC will primarily concentrate on the development and sales of wholesale travel club memberships and provide lodging fulfillment to all of its members. Capitol Club, a wholly-owned subsidiary of the Florida Resorts Subsidiary, will concentrate on the development and sales of retail memberships and will become a full service leisure travel and vacation provider, including membership sales, travel reservation services, member fulfillment, discount vacation packages, and wholesale inventory exchange. Capitol Club has yet to commence operations.

     The Company intends to commence its Vacation Interval marketing activities by selling VOI units on its Florida Bible College and selling discount vacation packages, which would include stays at the hotel that the Company intends to develop on the Florida Bible College Property near Disney World in Osceola, Florida. See ITEM 2, "DESCRIPTION OF PROPERTY" and "PROGRAM OF DEVELOPMENT-Development of Vacation Ownership Properties." The Company intends to employ sales representatives at the hotel to sell Vacation Intervals to the hotel guests.

     GROWTH STRATEGIES.

     The Company's primary business objective is to increase long-term total returns to shareholders through appreciation in value of the Common Stock. The Company intends to achieve this objective by implementing the long-term growth strategies summarized below. The Company will not be able to implement any of these strategies if it cannot overcome its present illiquidity and raise substantial additional capital to commence material development operations, of which there can be no assurance. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

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

     Development of Maumelle Property.  The Company's growth strategy with
     --------------------------------
respect to the Maumelle Property is to focus on the building and sale of single-family lots and homes on improved lots it intends to acquire in Maumelle and on the approximately 3,800 unimproved single-family home lots that are now part of the Maumelle Property.

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

     If the Company can overcome its present illiquidity and raise sufficient development capital, the Company intends to focus its initial vacation interval activities in Florida by (1) constructing a hotel on the Florida Bible College Property near Disney World in Osceola, Florida, and marketing Vacation Intervals to guests at the hotel, (2) constructing vacation interval units on the Bible College Property, and (3) acquiring or constructing additional vacation interval interest in other resort properties in Florida.

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

     The Company currently has no material presence or reputation in Arkansas and Florida or any other area in the real estate development or vacation interval industries, and due to the substantial amount of short-term debt the Company needs to extend, replace, convert into long-term debt or retire such debt and also the lack of sufficient capital, it may not be able to commence significant development activities. As a result, the Company may experience difficulties in competing with established developers. Although the Company intends to improve its ability to compete by entering into joint venture or similar development agreements with established real estate and vacation interval developers and raising additional capital, there can be no assurance of the success of any such agreements or attempts to raise capital or the Company's ability to overcome its present illiquidity.

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

     The Company's Maumelle Property is subject to the City of Maumelle's Master Land Use Plan. Under this Plan, approximately 1,241 acres of the approximately 1,325 acres of the Maumelle Property that was developable land as of September 30, 1998, was already zoned for single-family homes. The current zoning allows the Company to apply for building permits for the approximately 3,800 single-family home sites located on this acreage. Although much of the Company's property is currently zoned for single-family homes, none of the developable land acreage is subdivided and the Company will be required to incur significant additional cost to subdivide the property into individual lots. The Company believes it can satisfy all anticipated governmental requirements involved in the subdivision process, if it obtains adequate additional funding and expertise.

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

     The Company has had a Phase I investigation conducted on the Maumelle Property, excluding the approximately 446 acres of wetlands and 7.4 acres of Commercial Property currently under contract, in December 1998. The investigation found no evidence of soil or ground water contamination on the studied property and recommended that a Phase II study was not warranted. This Phase I assessment was carried out in accordance with accepted industry practices and consisted of non-invasive investigations of environmental conditions at the properties, including a preliminary investigation of the sites and identification of publicly known conditions concerning properties in the vicinity of the sites, physical site inspections, review of aerial photographs and relevant governmental records where readily available, interviews of knowledgeable parties, investigation for the presence of above ground and underground storage tanks presently or formerly at the sites, a visual inspection of potential lead-based paint and suspect friable ACMs where appropriate, a radon survey, and the preparation and issuance of a written report. In 1986, an Environmental Protection Agency ("EPA") representative stated in a letter to a previous owner of the Maumelle Property, that although part of the Maumelle Property had been used by the United States government during World War II as a munitions ordnance facility until 1950, the entire site had been decontaminated by the U.S. government prior to its sale in 1961. In the letter, the EPA characterized the property as not having any further environmental concerns. The Company has had a Phase I investigation conducted on the Florida Bible College Property in April, 1998, which found no evidence of soil or ground water contamination on the studied property and recommended that a Phase II study was not warranted. No environmental studies have been conducted by the Company on the Ocean Palms Resort Property or the Ocean Villas Property.

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

     Number of Employees. As of the Company's fiscal year-ended September 30, 1998, the Company and its subsidiaries had 20 full-time employees, and 10 part-time employees. As of the date of this Report the Company and its subsidiaries have 10 full-time employees and seven part-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

GENERAL

     The Company's principal asset is the Maumelle Property, located in Maumelle, Arkansas, title to which is held by the Operating Subsidiary. At the Company's fiscal year-end, the Maumelle Property consisted of approximately 1,241 acres of single-family sites (which included approximately

3,800 home sites), approximately 30 acres of multi-family sites, approximately 54 acres of commercial lots, and approximately 446 acres of miscellaneous undevelopable property. The Maumelle Property is currently zoned under the City of Maumelle Master Land Use Plan for various development uses, including single-family residences, multi-family units, and commercial development. As of September 30, 1998, the Company's single-family home sites in the City of Maumelle represented approximately 70% of all available vacant land in Maumelle zoned for single-family homes. Subsequent to the Company's fiscal year-end, the Company contributed 197 acres of single-family lots, 46 acres of commercial lots, and 19 acres of multi-family lots of the Maumelle Property to TradeArk Properties. The Company received a 35.15% membership interest in TradeArk Properties for the capital contribution of the Contributed Maumelle Property. See above, ITEM 1, "DESCRIPTION OF THE BUSINESS - RECENT BUSINESS DEVELOPMENT."

     The Maumelle Property can be divided into five categories: (1) the Large Residential Tract, (2) the Pine Ridge Lots, (3) the Multi-Family Lots, (4) the Commercial Lots, and (5) the Miscellaneous Tract and Property. Each category of Maumelle Property will be discussed separately below after the following overview of the City of Maumelle.

     As of the fiscal year ended September 30, 1998, the Company's real property in Florida consisted of approximately 36 acres of land and improvements in Osceola, Florida; the lease rights to 120 feet of beachfront land and improvements located in Pompano Beach, Florida; and two lease rights to a four lot parcel of land and improvements located in Pompano Beach, discussed separately below. Subsequent to the fiscal year end, the Company exchanged its interest in the four lot parcel of land and improvements located in Pompano Beach (the "Ocean Villas Property") for 32,305 shares of the Company's common stock.

     In June 1999, the Company exchanged its Florida VOI properties, which consists of 36 acres of land and improvements located in Osceola, Florida (the "Florida Bible College Property"), and the lease rights to 120 feet of beachfront land and improvements located in Pompano Beach (the "Ocean Palms Resort"), for 2,839,689 shares of the Company's common stock owned by Charlie Corporation, a related party. See below, "-- Maumelle Property", and ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     Except as otherwise noted, the Company believes that its real property assets are in good condition and are suitable and adequate for the uses indicated. Since there are no insurable improvements on the Company's properties other than the Florida properties discussed below, the Company does not maintain any insurance coverage on most of its real property assets. Prior to the divestment of the Florida Bible College Property and the Ocean Palms Resort Property in June, 1999, both were insured as follows: the Florida Bible College Property was covered by an insurance policy covering bodily injury in the amount of $1,000,000 per occurrence and in the aggregate $2,700,000. The Company no longer maintains a property damage policy on the Florida Bible College Property inasmuch as it has determined that the present buildings do not meet its needs and intends to demolish them. The Ocean Palms

Resort Property was covered by an insurance policy for property damage in the amount of $2,700,000, commercial general liability policy of $2,000,000 and an umbrella excess liability policy of $5,000,000. Prior to its sale on October 15, 1998, the Company maintained property insurance of $646,000 for fire and $650,000 for flood damage on its Ocean Villas Property. The Ocean Villas Property was also covered by a $2,000,000 commercial general liability policy and an umbrella excess liability police of $10,000,000. Management believes the properties were adequately insured.

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

     The population of Maumelle has grown at a faster rate than that of neighboring Little Rock, Arkansas. From 1990 through 1996, Maumelle had a 18% increase in its population; whereas Little Rock did not show any increase. The community of Maumelle appears to be attracting more highly educated residents than does Little Rock. The U.S. Department of Commerce and the Little Rock Metropolitan Planning Commission ("Metroplan"), a government planning agency, stated that in 1990, 92.6% of Maumelle residents had completed high school, with 38.8% having four or more years of college. During the same period, only 82% of Little Rock residents had completed high school and 30.3% had four years or more of college. Maumelle also exceeds the national average for high school and college attendance. As of 1990, only 75.2% of U.S. citizens had completed high school and 20.3% had four or more years of college.

     Since 1979, Maumelle has attracted some major companies to its industrial areas, including Molex, Target Distribution Center, Kinney Shoe Distribution Center, Carrier (a manufacturing facility), Kimberly Clark (a manufacturing facility), Ace Hardware Distribution Center, Family Dollar Distribution Center, and Lamb Packaging and Iskco (both manufacturing facilities). The job growth rate in the City of Maumelle has increased by 7.5% from 1990 to 1995; during the same period Little Rock had a job growth rate increase of 14%.

     As of June 30, 1997, the average new home permit value in Maumelle was $138,480 and the average new home price in Maumelle by 1998 was $156,825, and in Little Rock was $188,812, according to a Metroplan report. The number of building permits issued by Maumelle has increased 383.9% between 1990 and 1997, according to Metroplan. During the same period, Little Rock experienced a decline in building permit issuances of 1.39%. A total of 124 building permits were issued in Maumelle in 1995, 220 in 1996, 240 in 1997, and 263 in 1998.

     Large Residential Tract. As of the end of the 1998 fiscal year, the Large Residential Tract was comprised of approximately 1,045 acres of undeveloped residential. Under current zoning, the Company believes this land can be subdivided into approximately 3,300 single-family lots. The Large Residential Tract currently is zoned for residential development.

     The Operating Subsidiary has fee title to the Large Residential Tract, all of which is subject to a first-priority mortgage securing the $3,500,000 Resure Loan I. Approximately 701 acres of the Large Residential Tract ("Residential Parcel 1") is retained by the Liquidator as collateral on the Resure Note I, which was modified pursuant to the terms of the Resure Settlement Agreement, effective September 30, 1997.

     Under the original terms of the Resure Note I, quarterly payments of principal and interest in the amount of $101,591.16 commenced January 1, 1997, until its maturity date on July 1, 2000. Prior to that date, interest only payments were required on a quarterly basis. Under the Resure Settlement Agreement the Company will continue to pay on the Resure Note I quarterly installments of principal and interest in the amount of $101,591.16 until the modified maturity date on September 1, 1999. The balance due at maturity, assuming payment of all scheduled principal and interest payments and no pre-payments, will be $3,305,842. The Resure Note I bears interest at a rate of 10% per annum. As of the date of this Report, the Company has not paid the July 1, or October 1, 1998 payments or the January 1, or April 1, 1999 payments to Resure, for an aggregate past due amount of $406,364. The current principal amount of the Resure Note I is $3,395,189, as of the Company's fiscal year end and as of June 1, 1999. The Resure Note I may be prepaid at anytime by the Company without incurring premiums or penalties. As additional consideration for the Liquidator to enter into the Resure Settlement Agreement, the Company agreed to pay a developer's fee of $2,000 (the "Developer's Fee") for each lot sold in Residential Parcel 1, and approximately 344 acres of the Large Residential Tract ("Residential Parcel 2"). In the event that any portion of Residential Parcel 1 is sold prior to being subdivided into single-family lots, the Company will pay $2,853 per acre, and $5,844.20 per acre if Residential Parcel 2 is sold prior to being subdivided; however, such Developer's Fees shall not exceed $2,000,000. The Developer's Fee is secured by a written amendment to the loan mortgage securing the Resure Note I, and recorded against the Residential Parcel 1 of the Large Residential Property.

     Subsequent to the Company's fiscal year-end, on April 19, 1999, the Resure Liquidator instituted a foreclosure action against the Operating Subsidiary seeking to foreclose on the 701 acres of the Large Residential Tract of the Maumelle Property, which secures the Resure Note I and the Developer's Fees. On May 28, 1999, the Operating Subsidiary filed an answer generally denying the claims. The Company is currently negotiating with Resure to retire the liability on a discounted basis and have the lawsuit dismissed. The Company intends to pay off the liability from proceeds from the sale of some of its Maumelle Property and/or by obtaining additional equity. There can be no assurance, however, that the Company will prevail in the lawsuit or that negotiations will be successful or even if they are that the Company will be able to raise the funds required. See ITEM 3, "LEGAL PROCEEDINGS," and ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-LIQUIDITY AND CAPITAL RESOURCES."

     The remaining 344 acres of the Large Residential Property has no mortgages; however, the property was used to secure a $1,750,000 line of credit at the Bank of Atkins ("Bank of Atkins Loan I"). Interest is payable at a fixed rate of 9.5% per annum. The loan matured on May 27, 1998, but was extended on the same terms to December 2, 1999, at which time all principal and interest is due and payable. The line of credit was extended by First Arkansas Valley Bank, as a result of a merger between the Bank of Atkins and First Arkansas Valley Bank (hereinafter referred to as the "First Arkansas Line of Credit I"). As of the Company's fiscal year-end, an aggregate of $1,750,000 was outstanding on the First Arkansas Line of Credit Line I. Subsequent to the Company's fiscal year-end on June 30, 1999, the Company sold approximately 30 acres of the Large Residential Property for a sales price of $535,226.40. $364,000 of the proceeds from the sale were used to pay down the First Arkansas Line of Credit Line I.
As of the date of this Report an aggregate of $1,386,000 was outstanding on the credit line.

     On February 12, 1998, the Company obtained a $150,000 loan from the Bank of Atkins ("Bank of Atkins Loan II) also secured by the same 344 acres of the Large Residential Tract as the $1,750,000 line of credit from First Arkansas Valley Bank. Interest was payable at a fixed rate of 10% per annum. The loan matured on May 27, 1998, at which time all principal and accrued interest was due and payable. This loan was paid in full on April 15, 1998, from funds advanced under the line of credit from the Union Planters Bank and secured by the Florida Bible College Property. See below "--FLORIDA BIBLE COLLEGE PROPERTY," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- LIQUIDITY AND CAPITAL RESOURCES."

     Pine Ridge Lots. The Pine Ridge Lots are comprised of approximately 197 acres, including 487 single-family lots which have a preliminary plat filed with the City of Maumelle. The property is zoned for residential development. The Operating Subsidiary has fee title to the Pine Ridge Lots. There are no mortgages or liens for indebtedness or any other material encumbrances on the property.

     Subsequent to the Company's fiscal year-end on June 14, 1999, the Operating Subsidiary contributed the 197 acres of the Pine Ridge Lots to TradeArk Properties, in which the Company holds a 35.16% membership interest. TradeArk Properties anticipates commencing the development of finished residential lots on the Pine Ridge Lots in September 1999, assuming it can raise sufficient capital.

     Commercial Lots. The Commercial Lots are approximately 54 acres of land that has been zoned for commercial use. During the fiscal year ended September 30, 1998, the Operating Subsidiary exercised its option under the Century Settlement to purchase 36 acres of commercial property and the 3.8 acre Corner Tract for a total purchase price of $2,132,057. Approximately 39.8 acres of the Commercial Lots are subject to a lien in favor of the First Arkansas Valley Bank, as security for a $1,875,00 loan which was used to assist the Company in purchasing the property ("First Arkansas Valley Bank Loan II"). The loan bears interest at the rate of 10% per annum and matured on October 12, 1998. The loan has been extended on the same terms to July 16, 1999, at which time all principal and accrued interest is due and payable. An aggregate of $1,875,000 was outstanding as of the Company's fiscal year-end. Subsequent to the Company's fiscal year-end, the First Arkansas Valley Bank Credit Line II was paid in full, in the amount of $1,948,277.04, which represented all interest and principal due on the loan, as of June 14, 1999. The First Arkansas Valley Bank Credit Line II was paid from the proceeds of the New Era loan obtained by TradeArk Properties. The New Era loan is secured by the Contributed Maumelle Property and viatical settlement contracts.

     On June 14, 1999, the Operating Subsidiary contributed 46 acres of the Commercial Lots to TradeArk Properties, which the Company holds a 35.16% membership interest. TradeArk Properties proposes to develop 40 acres of Commercial Lots for sale commencing in fiscal year 1999. TradeArk Properties intends to hold 6 acres for resale. The Company proposes to develop the remaining 8 acres of Commercial Lots for sale, either through joint ventures or through its Home Construction Subsidiary See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES."

     Thirty-six acres of the Commercial Lots are encumbered by a lien securing payment of special improvement taxes assessed against the property to service a $380,000 bond issuance by the City of Maumelle, Arkansas Multi-Purpose Improvement District No. 2. The annual tax on the property is $92,430, payable each October 10, and was timely paid by the Company.

     Multi-Family Lots. The Multi-Family Lots are approximately 30 acres of land that have been zoned for multi-family use. The Company may sell certain portions of the Multi-Family Lots to meet liquidity requirements or if the Company's Management determines that a particular property is not appropriate for development by the Company. The Operating Subsidiary has fee title to these lots, subject to the liens discussed below.

     Approximately 30 acres of the Multi-Family Lots are subject to a lien in favor of the Bank of Little Rock, as security for a $400,000 line of credit ("Little Rock Credit Line I"), a $450,00 line of credit ("Little Rock Credit Line II"), a $250,000 loan ("Little Rock Credit Line III"), and a $100,000 loan ("Little Rock Credit Line IV") provided by that Bank, of which an aggregate of $1,199,524 was outstanding as of the Company's fiscal year end. As of the date of this Report, the Little Rock Credit Lines II, III and IV have been paid in full. An aggregate of $400,000 is due on the Little Rock Credit Line I, as of the date of this Report. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES--Indebtedness and Other Liquidity Requirements. The $400,000 line of credit and the $250,000 loan credit bears interest of a fixed rate of 9.5% per annum. The $400,000 line of credit requires monthly interest payments commencing May 10, 1998, until April 10, 1999, when a balloon payment consisting of the entire principal balance and accrued interest under the line is due and payable. This line of credit has been extended to April 10,2000 on the same terms and conditions. The $400,000 line of credit is secured by approximately 11 acres of the Multi-Family Maumelle Property. The $450,000 line of credit bears interest at 9.5% per annum, and requires no monthly payments of interest or principal. The $450,000 line of credit matured February 5, 1998, at which time the maturity date was extended to November 5, 1999, or on demand, whichever is sooner. This line of credit is secured by approximately 19 acres of the Multi-Family Maumelle Property. The $250,000 loan is payable interest only until September 10, 1998, at which time the maturity date was extended to September 10, 1999, or on demand, whichever is sooner. The Little Rock Credit Line III requires five interest only payments commencing October 10, 1998 and continuing to the maturity date, at which time all principal and accrued interest is due and payable. This line of credit is secured by the same 19 acres of Multi-Family Maumelle Property as the $450,000
line of credit.   The $100,000 loan bears interest at 9.5% per annum, and is payable interest only until February 10, 1999, or on demand, whichever is sooner. The maturity date on the $100,000 line of credit was extended to August 7, 1999. The Little Rock Credit Line IV requires five interest only payments commencing September 7, 1998 and continuing to the maturity date, at which time all principal and accrued interest is due and payable. The line of credit is secured by the same 19 acres of Multi-Family Maumelle Property as the $450,000 and $250,000 line of credit. See ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - - LIQUIDITY AND CAPITAL RESOURCES-Indebtedness and Other Liquidity Requirements."

     As of September 30, 1998, and as of the date of this Report, all ad valorem taxes on the Multi-Family Lots are current.

     Subsequent to the Company's fiscal year-end, the Operating Subsidiary contributed 19 acres of the Multi-Family Lots to TradeArk Properties. TradeArk Properties assumed the Little Rock Credit Lines II, III and IV, and on June 14, 1999, paid off these loans in full. TradeArk paid off the Little Rock Credit II in the amount of $454,802.05, the Little Rock Credit III in the amount of $250,325.34 and the Little Rock Credit IV in the amount of $100,208.22. The payments on the Little Rock Credit Lines represented all interest and principal due on the loans and were paid from the proceeds of the New Era loan, which is secured by the Contributed Maumelle Property and the viatical settlement contracts. TradeArk Properties proposes to hold the 19 acres of Multi-Family Lots for resale. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES."

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

     Florida Bible College Property. The Florida Bible College Property located in Osceola, Florida consists of 36 acres of land near Disney World. Fee title to such property is held by the Capitol SD Subsidiary. See ITEM 1, "DESCRIPTION OF BUSINESS." As of the Company's fiscal year end, the Company has not taken depreciation on the property. Taxes on the property and improvements are $53,573, due on March 31 of each year.

     The Florida Bible College Property consists of buildings and other improvements. The improvements include two vacant two-story hotel buildings, totaling approximately 49,450 square feet. The buildings contain 95 rooms, as well as a lobby area, offices, a cafeteria, a kitchen, and meeting space. The improvements also include a swimming pool, landscaping, irrigation, an asphalt paved parking area and concrete walks and curbs. The structures are not occupied and Management has determined that the facilities are not adequate for or suitable for the Company's intended use of the property. See "--PROGRAM OF DEVELOPMENT," below.

     Approximately 22 acres are zoned for commercial and industrial use. This property includes an office/education building, an auditorium, an administrative building, and five single-family residences. These improvements are in fair to good condition. The buildings are not occupied.

     The approximately 36 acres of the Florida Bible College Property has been used to secure a $1,000,000 line of credit from Transflorida Bank, which was acquired by Union Planters Bank in 1998 (hereinafter referred to as the "Union Planters Bank Line of Credit"). The line of credit bears interest at a variable interest rate of 1.00% in excess of the prime rate as determined by Sun Trust Banks of Florida, Inc. The initial interest rate is 9.50% and is adjustable at the time the prime rate changes. The Company is required to pay interest only on a monthly basis until the loan matures on April 1, 1999, at which time the entire principal and interest is due and payable. The maturity date on this line of credit has been extended to July 1, 1999. The Company owed $996,281 on the line of credit as of the fiscal year-end, and as June 1, 1999. As of May 31, 1999, the Company owed $21,986 in past due interest.

     On June 14, 1999, subsequent to the Company's fiscal year-end, the Company exchanged all of the issued and outstanding stock in the Florida

Resorts Subsidiary and Resort Subsidiary, which owns the Florida VOI properties, including the Florida Bible College Property, for 2,839,689 shares of the Company's common stock owned by Charlie Corporation, a related party. The Florida Resorts Subsidiary assumed all liabilities for the Florida Bible College Property, including the $1,000,000 line of credit and all past due interest owed to Union Planters Bank, and $53,573 in past due taxes. See ITEM 6," MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - - LIQUIDITY AND CAPITAL RESOURCES-Indebtedness and Other Liquidity Requirements," and See ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     Ocean Palms Resort Property. The Ocean Palms Resort Property, acquired on December 9, 1997 from an unaffiliated third party, is comprised of the rights to the Ground Lease and improvements referred to as the Ocean Palms Resort located in Pompano Beach, Florida. The property consist of a 53 LTL unit complex, pool, office areas, parking area and other amenities. The assignment of the Ground Lease rights is held by the Florida Resorts Subsidiary. The Ground Lease is for a period of 99 years, and will expire on March 1, 2064. The Ground Lease is payable to Nancy H. Newell and Jane H. Tubbs, or their successors or assigns, at a rate of $76,200, per year due on March 1. The Ground Lease is encumbered by a mortgage in the amount of $1,158,000 held by various trusts and individuals (the "Ocean Palms Mortgagee"), which the Florida Resorts Subsidiary assumed. The Ocean Palms Mortgage is evidenced by a promissory note ("Ocean Palms Note") in the amount of $1,158,000 and bears interest at a rate of 12.75% per annum. The Ocean Palms Note is payable interest only in the amount of $12,303.75 each month from January 1, 1998 to May 1, 1998. The note is payable thereafter in the amount of $17,119.85, commencing May 1, 1998, until its maturity on April 1, 1999, when the note was due in full. The Company extended the maturity date on the Ocean Palms Note to April 1, 2000 by paying an extension fee of $9,788.04 on March 1, 1999. The balance due on the note is $1,106,212 as of September 30, 1998, and $1,055,810, as of June 1, 1999. The Company has the option of extending the Ocean Palms Note for one additional year, by paying an option fee of 1% of the then outstanding principal balance of the note on or before March 1 of each year. The Ocean Palms Note is collaterized by an assignment of the Ocean Palms Resort Paper held by the Company and the conditional assignment of the Ground Lease to the Ocean Palms Mortgagee. Under the terms of the assignment of the paper, the Company is obligated to pay the Ocean Palms Mortgagee the monthly proceeds from the Ocean Palms Paper up to the amount of the monthly mortgage payment.

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

     Subsequent to the Company's fiscal year-end, the Company has repossessed 23 LTL units due to lack of payments by the leaseholders. As of June 14, 1999, when the Company divested its interest in the Ocean Palms Resort Property, only one unit has been resold. The unit was sold at a price exceeding the appraised value of the LTL unit.

     On June 14, 1999, the Company exchanged its stock in the Florida Resorts Subsidiary and Resort Subsidiary, which owns the Florida VOI properties, including Ocean Palms Resort Property, for 2,839,689 shares of the Company's common stock owned by Charlie Corporation, a related party. The Florida Resorts Subsidiary assumed all liabilities for the Ocean Palms Resort Property, including the Ocean Palms Ground Leases and Mortgages, evidenced by the Ocean Palms Note. See ITEM 6," MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - - LIQUIDITY AND CAPITAL RESOURCES-Indebtedness and Other Liquidity Requirements," and See ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     Ocean Villas. On December 9, 1997, the Florida Resorts Subsidiary acquired all of the issued and outstanding stock of OPV, an unaffiliated third party. With the stock acquisition, the Company acquired OPV's primarily asset, two lease rights to a four lot parcel of land and improvements (the "Ground Leases") located in Pompano Beach, Florida (the "Ocean Villas Property"). The Company acquired the 16 LTL unit Ocean Villas, and approximately $294,000 in promissory notes (the "Ocean Villas Paper") created from the prior sale of 4 LTL units, for approximately $107,000 in cash, and the assumption of a first mortgage of $375,000 and a second mortgage of $150,000 which encumbers the Ground Leases.

     The First Ground Lease, dated July 1964, requires payment in the amount of $2,614.18 every six months, and is for a period of 99 years, of which 64 years and 10 months remain as of September 30, 1998. The Second Ground Lease, dated December 1969, requires payment in the amount of $2,848.55 every six months, and is for a period of 99 years, of which 64 years and 10 months remained as of September 30, 1998. The Florida Resorts Subsidiary disposed the First and Second Ground Lease liability when it divested its stock ownership in OPV on October 15, 1998.

     The First and Second Ground Leases are encumbered by two mortgages. The first mortgage leasehold, and promissory note evidencing the mortgage (the "First Ocean Villas Note",),dated September 17, 1997 in the amount of $375,000, payable to Onofrio Biviano. The First Ocean Villas Note bears interest at a rate of 10.5% per annum with payments of interest and principal of $3,743.92 due on the 17/th/ of each month until the note matures on September 17, 2001, when any remaining outstanding balance is due. As of the Company's fiscal year end the aggregate amount due on the first mortgage leasehold was $369,173.

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

     The First and Second Ocean Villas Mortgage are secured by collateral assignments to the mortgagees of any and all non-recourse installment notes arising out of the sale of the Ocean Villas LTL units, until such mortgages are paid in full. The Florida Resorts Subsidiary disposed of the First and Second Villas Mortgages liability when it divested its stock ownership in OPV on October 15, 1998.

     Four of the 16 Ocean Villas units have been remodeled and sold to third parties at an average price of $73,743 per unit, which resulted in the Ocean Villas Paper, discussed above. The remaining 12 unsold units will require approximately $50,000 in renovation. The Company during the fiscal year renovated six LTL units and had the units for sale through an unaffiliated real estate brokerage firm, although none were sold. Management believes the property was adequately insured.

     Taxes on the Ocean Villas complex are approximately $12,432 and are due on December 31, 1998. Taxes were prorated and paid as of October 15, 1998, when the Florida Resorts Subsidiary exchanged its interest in the Ocean Villas Property for 32,305 shares of the Company's common stock. As part of the exchange, OPV assumed all liabilities for the Ocean Villas Property. See ITEM 6," MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - - LIQUIDITY AND CAPITAL RESOURCES-Indebtedness and Other Liquidity Requirements."

PROGRAM OF DEVELOPMENT.

          The following discussion of "PROGRAM OF DEVELOPMENT," is qualified in its entirely by events subsequent to the Company's fiscal year ended September 30, 1998. On June 14, 1999, the Company divested all interest in its VOI properties. The Board determined that it was not in the best interest of the Company to continue to operate the VOI properties in Florida or to develop or acquire other VOI properties. The Board's decision resulted from a determination to focus on the Company's primary business of developing and selling single-family property and homes. To further this goal, the Board decided to contribute approximately 257 acres of residential, multi-family and commercial lots of the Maumelle Property to TradeArk Properties. The Company received a 35.16% membership interest in TradeArk Properties for the Contributed Maumelle Property. TradeArk Properties anticipates commencing land development activities on a portion of the Contributed Maumelle Property in September 1999. See above, ITEM 1, "DESCRIPTION OF BUSINESS - RECENT BUSINESS DEVELOPMENT," and
ITEM 2, "DESCRIPTION OF PROPERTY."

     The Company, however, will not be able to implement any of the following plans for developing its properties if it cannot overcome its present illiquidity and raise substantial additional capital, of which there can be no assurance. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

     Development of Property in Maumelle. The Company intends to commence its initial development and sale of residential lots by September, 1999, through its membership interest in TradeArk Properties.

     The Company intends to commence development activity on portions of the property it now owns in Maumelle as soon as it can obtain the necessary funds to do so. Management anticipates that the Company will begin the development and sale of residential property on the Pine Ridge Lots, located in Maumelle. The development and sale of the Pine Ridge Lots will be done through the Company's membership interest in TradeArk Properties. TradeArk Properties intends to start home site improvements on at least one Pine Ridge subdivision in September 1999, assuming it is able to obtain necessary capital for such development.

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

     The Company intends to build up to 3,300 moderately priced single-family homes on the Large Residential Tract for sales prices in the range of $125,00 to $200,000, assuming it can resolve the Resure lawsuit which is seeking to foreclose on approximately 701 acres of the Large Residential Tract. The Company estimates that the cost for building and selling these homes, inclusive of general and administrative expenses, sales and marketing expenses, and closing costs, will be in the range of $100,000 to $160,000 per home.

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

     Development of Vacation Interval Properties. The Company intends to conduct vacation interval operations initially in Florida, either on its own or with joint venture partners. The Company commenced vacation ownership activities by renovating and selling LTL units in the Ocean Villa Property located in Pompano Beach, Florida. The Ocean Villa Property consists of 16 LTL units, of which 12 units remained unsold as of the Company's fiscal year end and as October 15, 1998. The Company managed the Ocean Villas until its sale on October 15, 1998 when the Company divested its interest in the Ocean Palms Property.
The Company continued to manage the Ocean Palms Resort LTL units, until it divested its interest in the Ocean Palms Resort Property in June, 1999. Such management services included the up-keep of the common areas and the rental of the LTL units as hotel rooms for LTL owners that choose to rent their units.

     The Company also intends to initially construct a hotel on its Florida Bible College Property near Disney World, Florida. Although the property has two vacant two-story hotel buildings on the property, totaling approximately 49,450 square feet, Management has determined that the buildings are not suitable or adequate for their purposes and plan to demolish the buildings. Assuming the Company is able to obtain the necessary capital through construction and long-term debt financing for such development, of which there can be no assurance, the Company intends to begin vacation ownership business development activities by constructing a seven story 264 room hotel on the Florida Bible College Property. The Company intends to use the hotel in the Company's proposed Vacation Interval marketing operations. See "--DESCRIPTION OF PROPERTY," above, and ITEM 1, "DESCRIPTION OF BUSINESS." The Company intends to sell discount vacation tours to prospective Vacation Interval purchasers, which would include a stay in the Company's hotel, and employ marketing representatives to sell VOI units to the hotel guests. See ITEM 1, "DESCRIPTION OF BUSINESS--BUSINESS OF THE COMPANY--MARKETING AND ADVERTISING." Management estimates that the construction of the hotel, which will include a vacation interval sales offices, on the Florida Bible College Property will cost approximately $14,000,000 and will commence when the Company is able to obtain the necessary financing. The Company initially intends to contract with an unaffiliated management firm to manage the hotel.

     After the construction of the hotel, the Company intends to develop a health spa and approximately 150 Vacation Interval units on the property, although such plans are in the preliminary stages. The timing and actual number of rooms and Vacation Interval units built will depend on the demand for hotel space and Vacation Intervals and the level of the Company's Vacation Interval pre-sales.

     The Company intends to finance the construction of the hotel building by obtaining a construction and permanent loan secured by the property. The property was appraised at $4,470,000 by an unaffiliated third party in December 1997. However, since the Company is currently using the Florida Bible College Property to secure a $1,000,000 line of credit from Union Planters Bank, there can be no assurance that the Company will be able to obtain the necessary long-term financing or overcome its present illiquidity and raise sufficient capital to commence meaningful operations.

     Subsequent to the Company's fiscal year-end, the Company divested all interest in the Florida Bible College Property in exchange for 2,839,689 shares of the Company's common stock owned by Charlie Corporation, a related party.
See above, ITEM 1, "DESCRIPTION OF BUSINESS - RECENT BUSINESS DEVELOPMENT," ITEM 2, "DESCRIPTION OF PROPERTY," and ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


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

     Investment Policies.

     Investments in Real Estate or Interests in Real Estate.  The Company
     ------------------------------------------------------
generally conducted all of its investment activities through the Operating Subsidiary and Resorts Subsidiary through the fiscal year-end. Subsequent to the fiscal year-end, the Company divested its interest in the Resort Subsidiaries. The Company intends to conduct all of its investment activities for the foreseeable future through the Operating Subsidiary, except that any construction activity will likely be conducted through the Home Construction Subsidiary or through the Company's membership interest in TradeArk Properties, or other joint venture partnerships.

     The Company's investment objective is to increase long-term total returns to shareholders through appreciation in the value of the Common Stock. The Company's policy is to acquire or develop assets where the Company believes that favorable investment opportunities exist based on market conditions at the time of the investment.

     The Company expects to pursue its investment objectives primarily through the direct ownership of properties by the Operating Subsidiary and/or subsidiaries, or through indirect property ownership opportunities, such as its interest in TradeArk Properties. The Company may pursue other indirect property ownership opportunities, particularly if it is necessary or advisable to do so in order to acquire the development resources, which the Company now lacks. The Company intends to acquire or develop residential, and commercial properties primarily in the Maumelle area, but may pursue the acquisition or development of residential and commercial properties in other areas of the United States.

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

     Investments in Mortgages.  During the Company's fiscal year, the Company
     ------------------------
acquired $2,600,000 in promissory notes, secured by conditional assignments on leases on various LTL units in the Ocean Palms Resort Property. The notes have been collaterally assigned by the Company to the holder of the Ground Lease mortgage, as security. The Company has no immediate plans to warehouse mortgages. The Company has determined that it is in its best interests to engage in such activities as a means of providing enhanced service to its Vacation Interval buyers. The Company may also offer such services to its home buying customers, and hold mortgages generated from the sale of its Maumelle Property inventory.

     Subsequent to the Company's fiscal year-end, the Company divested its interest in the Ocean Palms Resort Property, including the Ocean Palms Notes.

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

     In the vacation interval industry, especially in Florida, the area where the Company intends to initially develop VOLs, the Company will be subject to significant competition from other vacation ownership resort owners and operators, many with extensive experience and market presence in the lodging, hospitality and entertainment areas. Many of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell Vacation Intervals in resort properties, including, among others, Marriott Ownership Resorts, The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, and Inter-Continental Hotels and Resorts. These entities possess significantly greater development experience, financial, marketing, personnel and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result.

     The Company currently has no material presence or reputation in Arkansas, Florida, or any other area in the real estate or vacation interval development industry and does not have sufficient capital to commence significant development activities. For this and other reasons discussed herein, the Company may experience difficulties in competing with established developers.

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

ITEM 3.  LEGAL PROCEEDINGS.

     As of the Company's fiscal year-end, the approximately 197-acre Pine Ridge Lots are no longer subject to a possible tax assessment by the Pine Ridge Addition Residential Property Owners Multi-Purpose Improvement District No. 9 (the "Pine Ridge Improvement District") in the amount of $237,811. In a lawsuit unrelated to the Company the Pine Ridge Improvement District claimed the authority to levy taxes against the Company's Pine Ridge Lots to satisfy any judgment.

     On March 13, 1997, the Company, as intervenor in the foregoing lawsuit, was granted a summary judgment that released the Pine Ridge Improvement District's lien on the Pine Ridge Lots owned by the Company. An appeal of this judgment was dismissed and the Chancery's Court decision affirmed by the Court of Appeals on April 28, 1998.

     On April 19, 1999, Nathaniel S. Shapo, Director of Insurance of the State of Illinois, as Liquidator of Resure Inc., instituted a foreclosure action against the Operating Subsidiary and the Bank of Little Rock, in the Chancery Court of Pulaski County, Arkansas (the "Resure lawsuit"). The Resure Liquidator is seeking to foreclose on approximately 701 acres of the Large Residential Tract of the Maumelle Property securing the $3,500,000 Resure Note I, which is currently in default. The action also seeks $2,000,000 in Development Fees the Liquidator claims the Operating Subsidiary owes under the terms and conditions of the September 30, 1997, Settlement Agreement, which is secured by the same 701 acres as the Resure Note I.

     On May 28, 1999, the Operating Subsidiary filed an answer, generally denying the claims. The Operating Subsidiary also has moved to have the Bank of Little Rock dismissed from the action asserting that Resure erred in determining that the bank has an interest in the approximately 701 acres of the Large Residential Tract. There can be no assurance, however, that the Operating Subsidiary will prevail in the action or that it will be able to negotiate a favorable settlement with Resure prior to any foreclosure.

     The Company is involved in a pending legal action arising out of the normal course of its business. In the opinion of Management, the outcome of such legal action will not have a material adverse effect on the Company.

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

     The high and low bid prices for shares of common stock of the Company for each quarter within the last two fiscal years are as follows:

                                             BID

Quarter Ending                               High                Low
--------------                               ----                ---
September 30, 1996                            2.75               1.375

December 30, 1996                                2                1.25

March 31, 1997                                1.25                1.06

June 30, 1997                                 1.25                 .81

September 30, 1997                             .94                 .75

December 30, 1997                             .781                .437

March 31, 1998                               2.875                .562

June 30, 1998                                3.375               1.562

September 30, 1998                           1.937                .625

     These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB"), and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

HOLDERS

     The number of record holders of the Company's common stock was 832, as of September 30, 1998, and 836, as of June 1, 1999.

DIVIDENDS

     During the fiscal year ended September 30, 1998 and the fiscal year ended September 30, 1997, the Company did not declare any cash dividends with respect to its Common Stock. The Company does not expect to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, particularly since the Company has decided to focus on its primary business of developing single-family lots and homes, and has had no operational history in these areas of business. There are no material restrictions limiting, or restrictions that are likely to limit, the Company's ability to pay dividends on its Common Stock in the future, except that the articles of incorporation of the Company permit the board of directors to approve the issuance of preferred stock having such rights as may be designated by the board without shareholder approval. Such rights may include preferences with respect to dividends as well as prohibitions against the declaration of dividends on Common Stock under certain circumstances.

     The following issuances of unregistered securities occurred during the fiscal year ended September 30, 1998:

     (1) On October 20, 1997, the Company issued 20,000 shares of the Company's voting Common Stock to Ann Alridge, an officer of the Operating Subsidiary, in consideration of management services to the Company. The Company relied on
Section 4(2)of the Securities Act in agreeing to issue such securities.

     (2) In December 1997, the Company issued 33,500 shares of its voting Common Stock to an unaffiliated company as partial consideration for the purchase of the Ocean Palms Resort Property, the Ocean Palms Resort Paper and other rights. The Company relied on Section 4(2) and Rule 506 of the Securities Act in agreeing to issue such securities.

     (3)  In April 1998, the Company issued 200,000 shares of its voting
Common Stock to unaffiliated third parties as partial consideration for the acquisition of Entry Resorts International LLC, and Entry Resorts Marketing LLC; and granted options for another 100,000 shares to vest over a five year period, commencing April 30, 1999, and expiring on April 30, 2003. The options vest at a rate of 20% per year, and are exercisable at $3.34 per share. The Company relied on Section 4(2) and Rule 506 of the Securities Act in agreeing to issue such securities.

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

     The discussion below is also qualified in its entirely by events subsequent to the Company's fiscal year end. On June 14, 1999, the Company divested all interest in its VOI properties, in exchange for 2,839,689 shares of the Company's common stock owned by a related party. The Board has determined that it was not in the best interest of the Company to continue operating its VOI properties in Florida or to develop or acquire other VOI properties. The Board's decision resulted from a determination to focus on the Company's primary business of developing and selling single-family property and homes. To further this goal, the Board decided to contribute approximately 257 acres of single-family, multi-family and commercial lots of the Maumelle Property to TradeArk Properties. For the Contributed Maumelle Property, the Company received a 35.16% membership interest in TradeArk Properties. Management anticipates that during the next fiscal year, all residential development and sales will be done through TradeArk Properties and other joint venture partners. See above, ITEM 1, "DESCRIPTION OF BUSINESS - RECENT BUSINESS DEVELOPMENT," ITEM 2, "DESCRIPTION OF PROPERTY," and ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     The Company significantly changed the nature of its business activities from land sales to real estate development and vacation interval operations during the fiscal year ended September 30, 1997, and during the period covered by the financial statements (all as discussed in more detail herein), although no meaningful development operations have commenced. As a result, the Company's management does not believe the historical financial information presented in the Financial Statements is indicative of likely future results of operations. The Company believes that its ability to generate revenues in the future from real estate development and interval activities will depend in large part on its ability to extend, replace, convert into long-term debt or retire its current short-term debt and raise sufficient capital to commence meaningful development operations, and the Company's ability to develop or acquire greater construction, sales and other real estate and interval development expertise than the Company now possesses.

RESULTS OF OPERATIONS

     Comparison of Year Ended September 30, 1998 to Year Ended September 30, 1997. For the year ended September 30, 1998, the Company experienced a loss of $3,829,723 compared with a loss of $143,768 for the year ended September 30, 1997. The difference in performance resulted primarily from a reduction in revenues from $4,139,299 in the year ended September 30 1997, to $1,329,307 in the year ended September 30, 1998, a reduction of $2,809,992 or 67.88%. The cost of sales for the year ended September 30, 1998, amounted to $447,270, resulting in a gross profit of $882,037. Despite the decrease in revenues, gross profits as a percentage of revenues did increase from 54.2% in the year ended September 30, 1997 to 66.35% in the year ended September 30 1998. However, during the year ended September 30, 1998, operating expenses also increased to $3,960,130 from $1,687,329 in the year ended September 30 1997, an increase of $2,272,801 or 134.70%.

     Sales decreased by $2,809,992 for the year ended September 30, 1998, from $4,139,299 for the year ended September 30, 1997, as a result of reduced land sales in Maumelle from $4,121,177 in the year ended September 30 1997 to

$25,000 in the year ended September 30 1998. This reduction in sales was partially offset by revenues of $529,858 from CRC and revenues of $747,720 from the Pompano Beach operations, which include Ocean Villas Property and Ocean Palms Resort Property (the "Pompano Beach Operations"). Gross profits for the year ended September 30, 1998 was $882,037. Gross profits for the year ended September 30, 1997 was $2,243,474.

     From the year ended September 30, 1997 to the year ended September 30, 1997, operating expenses increased from $1,687,329 to $3,960,130, an increase of $2,272,801. Most of this increase in operating expenses resulted from the vacation industry operations in Florida, from the Pompano Beach Operations and EMI and ERI operations in New Hampshire. Operating expenses related to these operations were $1,859,317 for the year ended September 30, 1998, compared to $834 for the year ended September 30,1997. Other operating expenses increased by $613,484, in the same period, from $1,687,329 in the year ended September 30, 1997 to $2,300,813. The increase was primarily attributable to increases in amortization of loan costs, management expenses and the write off of property options. Management expenses increased from $564,074 for the year ended September 30, 1997, to $744,163 for the year ended September 30, 1998, an increase of $215,898. Most of this increase was the result of an increase in management expense fees due to Maumelle Enterprises, a related party, from $163,993 for the year ended September 30, 1997, to $324,618 for the year ended September 30, 1998. For fiscal year ended September 30, 1998, accrued management fees due to Maumelle Enterprises decreased to $50,599, from $80,000 for fiscal year ended September 30, 1997. Amortization of loan fees increased to $557,005 in the year ended September 30, 1998, from $291,271 in the year ended September 30, 1997, an increase of $265,733. Amortization of the Resure loans decreased from $134,417 in the year ended September 30, 1997, to $38,592 in the year ended September 30, 1998. The decrease of $95,825 resulted from the expensing of all remaining loan costs and the payoff of the Resure Note II in the year ended September 30, 1997. Amortization of fees on all other loans increased by $361,558 over those for the year ended September 30, 1997. The Company also realized an expense of $242,469 as a result of electing not to exercise its option under a contract to acquire property in Little Rock, Arkansas. This expenses resulted from the forfeiture of option deposits, as well as the write off of sums expended for engineering and zoning changes. During the year ended September 30, 1997, write off of deposits totaled only $27,603, a difference of $214,866.

     Interest income for the fiscal year ended September 30, 1998, increased by $58,947, from $71,543 for the fiscal year ended September 30, 1997, to $130,490 in fiscal year ended September 30, 1998. This was primarily due to interest due on the Promissory Notes acquired with the Pompano Beach operations.

     The Company continues to accrue management fees to Maumelle Enterprises, a related party. However actual expenses, including salaries to Maumelle Enterprises, have been paid during fiscal year ended September 30, 1998. Mr. Todd has accrued his salary of $20,000 per month from October 1, 1997 to September 30, 1998. Maumelle Enterprises and Mr. Todd have represented to the

Company that it is their intention to allow the Company to accrue such fees until the Company is financially in the position to pay the fees.

     The Company believes that its results of operations can improve in the future if it is able to raise sufficient additional capital to extend, replace or retire its short-term debt, or convert such debt into long-term debt, and commence significant development operations and to take advantage of an apparent increase in building activity in the City of Maumelle in 1998, and the increase in sales nationally of Vacation Intervals, which are summarized below. There can be no assurance, however, that such trends will continue or that the Company will be able to capitalize on these trends.

     Two hundred and forty permits were issued by the City of Maumelle for the construction of new single-family homes during the 1997 calendar year. During 1998, 263 permits have been issued for the construction of new homes. Although there can be no assurance that such increase in activity will continue the Company believes that the level of home development activity in Maumelle will continue to increase in the future, as compared to 1996, for the following reasons:

     (2) The Country Club of Arkansas, a golf-oriented development in Maumelle, has completed improvements and opened its new golf course to the public in the Fall of 1996. As of September 30, 1998, this development has approximately 433 home sites remaining to be developed. The owner/developer of the Country Club of Arkansas has placed substantial amounts of advertising and promotion into local print media which may produce a positive effect for future development activity in Maumelle.

     (3) In 1998, 322 new jobs have been created in the City of Maumelle as a result of continuing industrial expansion. In the period 1990 through 1997, the SMSA of the Little Rock/North Little Rock area, which includes Maumelle, has shown a total increase of 145,700 new jobs; although there can be no assurance that the city will continue to see such job expansion.

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

     Liquidity Issues. The Company currently has $11,261,862 in short term debt
     ----------------
that will mature during fiscal year ended September 30, 1999, and which may prevent the Company, unless extended, replaced retired or converted into long-term debt, from realizing or consummating any of its business plans, objectives, strategies, or transactions. Except for the short-term debt, the Company has minimal operating income and its primary source of funds to meet operating expenses for the last two years has been the liquidation of its real property inventory. There can be no assurance that the Company will be able to overcome its present illiquidity, raise sufficient capital to retire the debt, or generate sufficient revenues to pursue the business plans, objectives, strategies, or transactions discussed herein.

     The home building and construction and interval resort industries are capital-intensive and generally involve a high degree of leveraging and up-front expenses to acquire land, improve it, and begin development. The Company intends to commence Vacation Interval activities by building a hotel on its Florida Bible College during the fiscal year 1999, assuming it can obtain a construction loan collaterized by the property, which is currently unencumbered. The Company also intends to commence single-family home development in Maumelle in the second quarter of 1999. There can be no assurance, however, that the Company will be able to obtain such loans. In addition, the Company will need to raise substantial additional capital, or enter into joint ventures or other development agreements with well-funded development partners to implement its growth strategies in the vacation industry. There can be no assurance that the Company will be able to overcome its present illiquidity and raise sufficient additional capital or enter into joint venture or other development agreements with developers under terms that are favorable to the Company, or at all.

     Competition.  The real estate development and vacation interval industries
     -----------
are highly competitive. In Arkansas--the geographic area in which the Company initially intends to build homes and develop residential lots--there are numerous large national and regional firms with significantly greater experience and financial resources than the Company currently possesses. Such firms will likely compete with the Company in the acquisition of land for development, the hiring of sub-contractors, experienced management personnel, construction workers and other employees, and the sale of product.

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

     The Company currently has no material presence or reputation in Arkansas, Florida, or any other area in the real estate development or interval industries and does not have sufficient capital to commence significant development activities. For this and other reasons discussed herein, the Company may experience difficulties in competing with established developers.

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

     Interest Rates; Mortgage Financing.  Demand for homes and residential lots,
     ----------------------------------
as well as for commercial construction, is adversely affected by increases in interest rates. If interest rates increase, demand for homes and other projects the Company may develop may be significantly reduced due to prospective buyers' inability to obtain financing. Changes in interest rates may also affect the Company's ability to sell Vacation Intervals to consumers on credit. Any adverse changes in the availability of Federal Housing

Administration or Veterans Administration mortgage financing may also adversely impact the Company's housing sales.

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

LIQUIDITY AND CAPITAL RESOURCES

     Indebtedness and Other Liquidity Requirements. The principal amount of the Company's total debt at September 30, 1998, included, without limitation, the following (see ITEM 2, "DESCRIPTION OF PROPERTY--MAUMELLE PROPERTY" for descriptions of encumbered properties referenced below):

     . $3,500,000 Resure Note I, the amended recourse note, payable to Resure, matures September 1, 1999, secured by the approximately 701-acre Large Residential Tract; 10% interest, paid quarterly until October 1, 1996, then quarterly payments of principal and interest in the amount of $101,591.15 are required. The balance owing on the Resure Note I was $3,395,189 as of the Company's fiscal year end and as of the date of this Report.

     . $200,000 recourse note payable to Davister Corp. (the "Davister Note"), matured January 9, 1996, unsecured; 9% interest payable at maturity.

     . $3,855,872 in non-secured short-term debt financed by private sources. The promissory notes generally bear interest at a rate of approximately 10.9% per annum and mature nine months from the date of issuance of each note.

     . $400,000 in a commercial revolving line of credit from the Bank of Little Rock (the "Little Rock Credit Line I"), secured by 11 acres of the multi-family Maumelle Property. The Little Rock Credit Line I bears interest at a fixed rate of 9.5% per annum. The Company is required to pay interest only on a monthly basis until the credit line matured on April 10, 1999, at which time the Little Rock Credit Line I maturity date was extended to April 10, 2000, when all unpaid principal balance plus and accrued interest is due and payable. The balance owing on the Little Rock Credit.

          Line I as of the Company's fiscal year-end and as the date of this Report was $399,524.

     . $450,000 in a commercial revolving line of credit from the Bank of Little Rock (the "Little Rock Credit Line II"), secured by 19 acres of the Multi-Family Maumelle Property. The Little Rock Credit Line II bears interest at a fixed rate of 9.5% per annum and requires no monthly payments of interest or principal. The Little Rock Credit Line II matured February 5, 1998, at which time its maturity date was extended to November 5, 1999, when all interest and principal is due and payable, or on demand, whichever is sooner. The balance owing on the Little Rock Credit Line II as of the Company's fiscal year-end was $450,000. On June 14, 1999,the Little Rock Credit Line II was paid in full in the amount of $454,802.05, which represented all interest and principal due.

     . $250,000 loan from the Bank of Little Rock (the "Little Rock Credit Line III")is secured by the same 19 acres of Multi-Family Maumelle Property as the Little Rock Credit Line II. The Little Rock Credit Line III bears interest at a fixed rate of 9.5% per annum and matured September 10, 1998, at which time the loan's maturity date was extended to November 10, 1999, or on demand, whichever is sooner. The Little Rock Credit Line III requires five interest only payments commencing October 10, 1998 and continuing until maturity, at which time all principal and accrued interest is due and payable. The balance owing on the Little Rock Credit Line III as of the Company's fiscal year-end was $250,000. On June 14, 1999,the Little Rock Credit Line III was paid in full in the amount of $250,325.34, which represented all interest and principal due.

     . $100,000 loan from the Bank of Little Rock (the "Little Rock Credit Line IV") is secured by the same 19 acres of Multi-Family Maumelle Property as the $450,000 and $250,000 line of credit. The Little Rock Credit Line IV bears interest at a fixed rate of 9.5% per annum and matured on February 10, 1999, at which time the maturity date of the loan was extended to August 7, 1999. The Little Rock Credit Line IV requires five interest only payments commencing September 7, 1998, and continuing to the date of maturity, at which time all principal and accrued interest is due and payment, or on demand, which ever is sooner. The balance owing on the Little Rock Credit Line IV as of the Company's fiscal year-end was $100,000. On June 14, 1999,the Little Rock Credit Line IV was paid in full in the amount of $100,208.22, which represented all interest and principal due.

     . $1,750,000 in a commercial revolving line of credit from the First Arkansas Bank ("First Arkansas Line of Credit I"), secured by approximately 344 acres of the Large Residential Tract of the Maumelle Property. The line, which matured May 27, 1998, was extended to December 2, 1999. The line of credit bears interest at a fixed rate of 9.5% per annum and upon maturity all principal and all accrued interest is due. The balance owing on the First Arkansas Line of Credit I, as of the Company's fiscal year-end was $1,750,000. Subsequent to the Company's fiscal year-end on June 30, 1999, the Company paid down this loan in the amount of $364,000. The payment was made from the proceeds from the sale of approximately 30 acres of the Large Residential Tract, a portion of which secures the First Arkansas Line of Credit I. An aggregate of $1,386,000 is owed on this loan, as of the date of this Report.

     . $1,875,000 loan from First Arkansas Valley Bank ("First Arkansas Valley Bank Loan II"), is secured by 39.5 acres of the commercial Maumelle Property. The Operating Subsidiary pledged 700,000 shares of the Company's common stock as additional collateral for the loan. The First Arkansas Valley Bank Loan II bears interest at the rate of 10 percent per annum and matured on October 12, 1998. The loan's maturity date was extended to July 16, 1999, at which time all principal, plus accrued interest is due and payable. The balance owing on the First Arkansas Valley Bank Loan II as of the Company's fiscal year-end was $1,875,000. On June 14, 1999,the First Arkansas Valley Bank Loan II was paid in full in the amount of $1,948,277.04, which represented all interest and principal due.

     .    $1,000,000 line of credit from Union Planters Bank is secured by the
          36.3 acres of the Florida Bible College Property, located in Orlando, Florida. The line of credit is guaranteed by the Company. The Union Planters Bank Line of Credit bears interest at a variable interest rate of 1.00% in excess of the prime rate as determined by Sun Trust Banks of Florida, Inc. The initial interest rate is 9.50% and is adjustable at the time the prime rate changes. The Company is required to pay interest only on a monthly basis until the line of credit matures on April 1, 1999, at which time the line of credit was extended to July 1, 1999. Upon maturity, the entire principal balance plus any accrued and unpaid interest is due and payable. The balance owing on the Union Planter Bank Line of Credit as of the Company's fiscal year end was $996,281. On June 14, 1999, the Company divested its interest in the Florida Bible College Property and accordingly all liability of the Union Planters Bank Line of Credit, including a an interest payment in the amount of $21,989 that was due on May 31, 1999.

     . $1,158,000 note ("Ocean Palms Resort Note"), payable to various trusts and individuals (the "Ocean Palms Mortgagee"), secured by an assignment of the Ocean Palms Paper and the conditional assignment of the Ocean Palms Ground Lease; 12.75% interest per annum, with interest only payments made monthly until May 1, 1998, at which time it is the note is payable interest and principal each month until it matures on April 1, 1999. The Company exercised it right to extend the maturity date to April 1, 2000 for a fee of $9,788.04. The note can be extended for one additional year upon the payment of a 1% extension fee of the then outstanding principal balance of the note on or before March 1. As of the Company's fiscal year end the balance of the note was $1,106,212. On June 14, 1999, the Company divested its interest in the Ocean Palms Resort Property and all liability of the First Ocean Villas Note.

     . $375,000 note ("First Ocean Villas Note"), payable to Onofrio Biviano and secured by collateral assignments of the non-recourse installment notes (the "Ocean Villas Paper"); 10.5% interest, payable interest and principal monthly until the note matures on September 17, 2001. As of the Company's fiscal year end, the amount owing on the First Ocean Villas Note was $369,173. Subsequent to the Company's fiscal year-end, the Company disposed of the First Ocean Villas Note liability when it divested its stock ownership in OPV on October 15, 1998.

     . $150,000 note ("Second Ocean Villas Note"), payable to Domenick Greco, Trustee and Leonard Gross, and secured by collateral assignments of the Ocean Villas Paper; 12% interest, payable interest only per month, commencing January 9, 1998, until the note matures on December 9, 1998. As of the Company's fiscal year end, the amount owing on the Second Ocean Villas Note was $150,000. Subsequent to the Company's fiscal year end, the Company disposed of the Second Ocean Villas Note liability when it divested its stock ownership in OPV on October 15, 1998.

     In addition to the above indebtedness, under the terms of the Resure Settlement Agreement, the Company is required to pay a Developer's Fee of $2,000 for each lot sold in the approximately 1,045 acres of the Large Residential Tract of the Maumelle Property, with such Developer's Fees not to exceed $2,000,000. The Developer's Fees is secured by written amendment to the loan mortgage securing the Resure Note I, which is recorded solely against 701 acres of the Large Residential Tract of the Maumelle Property. No fees are to be paid unless and until any lots or land are sold. As of the date of this Report, no land has been sold and therefore no development fees have been paid to Resure. Subsequent to the Company's fiscal year-end, Resure instituted a foreclosure action against the Operating Subsidiary seeking to foreclose on the 701 acres of the Large Residential Tract of the Maumelle Property. See ITEM 3, "LEGAL PROCEEDINGS," and below, "-CERTAIN RECENT EVENTS RELATING TO THE COMPANY'S INDEBTEDNESS AND LIQUIDITY REQUIREMENTS."

     CERTAIN RECENT EVENTS RELATING TO THE COMPANY'S INDEBTEDNESS AND LIQUIDITY REQUIREMENTS

     Since the end of the 1998 fiscal year, the Company has obtained approximately $2,100,000 in additional non-secured short term from private sources. The promissory notes generally bear interest at a general rate of 10.9% per annum and mature nine months from the date of issuance.

     The Company is current on all of the foregoing debt, except the Resure Note I, and the Davister Note. As of the date of this Report, the Company has not paid the July 1 and October 1, 1998 payments or the January 1 and April 1, 1999 payments to Resure for an aggregate past due of amount of $404,364. On April 19, 1999, a foreclosure action was instituted by the Resure Liquidator against the Operating Subsidiary in the Chancery Court of Pulaski County, Arkansas. Resure is seeking to foreclose on approximately 701 acres of the Large Residential Tract of the Maumelle Property that secures the Resure Note I and Developer's Fees. On May 28, 1999, the Operating Subsidiary filed an answer generally denying the claims. The Company is currently negotiating with Resure to retire the liability on a discounted basis and have the lawsuit dismissed. The Company intends to pay off the Resure and Davister Note liabilities from proceeds from the sale of some of the Maumelle Property and/or by obtaining additional equity. There can be no assurance, however, that the Company will prevail in the litigation or that negotiations with Resure will be successful or even if they are that the Company will be able to raise the funds. See ITEM 3, "LEGAL PROCEEDINGS." The liability of the Union Planters Bank line of credit, including all past-due interest, and all past due taxes was assumed by Charlie Corporation under the terms of the Separation Plan, discussed below.

     Although the Davister Note has matured, the lender has not demanded payment or instituted collection proceedings. The Company intends to retire this debt in fiscal year 1999, from debt financing or generated revenues. There can be no assurance, however, that the Company will be able to raise the required capital to retire the Davister Note.

     On October 15, 1998, the Florida Resorts Subsidiary exchanged its interest in the Ocean Villas Property for 32,305 shares of the Company's common stock, owned by MLT Management. As part of the exchange, OPV assumed all liabilities for the First Ocean Villas Property, including the Ocean Villas Note for $375,000 and the Second Ocean Villas Note for $150,000.

     On June 14, 1999, the Company exchanged its interest in the Florida Resorts Subsidiary and the Resort Subsidiary for 2,839,689 shares of the Company's common stock, owned by Charlie Corporation. With the exchange, Charlie Corporation assumed all liabilities for the Ocean Palms Resort Property, including the $1,158,000 Ocean Palms Resort Note, and the Florida Bible College Property, including the $1,000,000 line of credit from Union Planters Bank, all past due interest payments, and $53,573 in past due taxes.

     On June 14, 1999, the Company contributed 192 acres of Contributed Maumelle Property to TradeArk Properties for a 35.16% membership interest. TradeArk Properties assumed the liabilities for loans secured by a portion of the Contributed Maumelle Property including the First Arkansas Valley Bank

Credit Line II, the Little Rock Credit I, Little Rock Credit II, Little Rock Credit III and Little Rock Credit IV. These loans were paid in full, including all interest and principal, on June 14, 1999, from the proceeds of the New Era loan obtained by TradeArk Properties and secured by the Contributed Maumelle Property and viatical settlement contracts.

     In addition to the foregoing debt and other liquidity requirements, the Company will, within six months after the date of this Report, require general working capital to cover overhead and administrative expenses in the amount of at least $1,000,000. Unless the Company's debt, most of which is in default or will mature within the next six months, can be refinanced, restructured, or retired, the Company's status as a viable going business concern will remain in doubt.

     Certain Capital Raising Transactions. During the fiscal year ended 1998, the Company obtained capital through the following transactions:

     . The Company has sold one lot of the Maumelle residential property for an aggregate amount of $25,000.

     Subsequent to the Company's fiscal year end, the Company raised additional capital for the purpose operating capital through the following transactions:

     . The Company borrowed approximately $2,100,000 in non-secured short term debt from private investors. The promissory notes generally bear interest at a rate of 10.9% per annum and mature nine months from the date of issuance of each note.

     . On January 5, 1999, the Company sold approximately 7.4 acres of Maumelle commercial property for $300,000 with net proceeds to the Company of $274,726.24.

     . The Company sold a right of way to the Maumelle Water Management in Maumelle, Arkansas for $5,000.

     . On June 30, 1999, the Company sold approximately 30 acres of single-family lots of the Large Residential Tract of the Maumelle Property to an unaffiliated third party for a sales price of $535,226.40. The Company received net proceeds of $146,218.31 from the sale, after reducing the First Arkansas Line of Credit I by $364,000.

     Prospective Sources of Liquidity. Current operating cash flows will not be sufficient to service the Company's existing debt or the Company's anticipated operating cash needs. The Company currently has insufficient funds to retire its short-term debt, most of which will mature within the next six months or is in default. If the Company cannot refinance, restructure or retire this debt or raise additional equity and/or capital, the Company's status as a viable going business concern will remain in doubt.

     The Company is presently marketing portions of its Maumelle Property for sale in order to generate sufficient funds to reduce its current short-term debt. The Company is also exploring opportunities to develop and sell portions of its Maumelle Property with joint venture partners.

     With respect to prospective long-term liquidity, the Company intends to generate the bulk of its cash from operations by developing and selling residential lots in the City of Maumelle. At present, management of the Company believes that the most likely sources of substantial cash flow during the next two years are (1) the development and sale of single-family lots of the approximately 3,500 single-family home sites it owns in Maumelle or with TradeArk Properties and on the improved lots it intends to acquire in Maumelle from the third parties, and (2)the liquidation of property which Management considers unsuitable for the Company's purposes or as required. See ITEM 1, "DESCRIPTION OF BUSINESS--BUSINESS OF THE COMPANY--GROWTH STRATEGIES."

     The Company intends to raise operating capital by selling debt and/or equity securities to the public or in private transactions. There can be no assurance, however, that such public or private offerings will be successful.

     The Company intends to meet the need for operating capital by the development of residential lots for sale and/or by obtaining development financing in the form of secured credit line facilities from lenders, although there can be no assurance that such financing can be obtained on attractive terms, or at all. See ITEM 2, "DESCRIPTION OF PROPERTY."

     Comparison of Year Ended September 30, 1998 to Year Ended September 30, 1997. At September 30, 1998, the Company had total assets of $17,297,072, a increase of $7,062,780 or 69.01% from the Company's total assets as of the fiscal year ended September 30, 1997.The Company had cash of $1,047,021 at September 30, 1998, compared to a (negative) cash position on September 30, 1997, an increase of $819,859 or 360.91%. This improvement resulted from the secured and non-secured short term debt financing. See "LIQUIDITY AND CAPITAL RESOURCES" above.

     Accounts receivable increased from $12,096 on September 30, 1997 to $462,384 on September 30, 1998, an increase of $450,288. This increase was primarily due to increases in receivables due to the Resort Subsidiaries of $237,901 and $138,706 and $63,037 in accrued interest which were acquired in fiscal 1998 and therefore had no comparable receivables in fiscal year-end 1997.

     Loan origination fees increased from $155,350 as of September 30,1997, to $405,638, as of September 30, 1998, an increase of $250,279. This was primarily due to an increase in debt.

     On December 9, 1997, the Company acquired an interest in several Ocean Palms Resort Promissory Notes resulting from the sale of long-term leasehold Ocean Palms Resort units, together with certain other assets and rights. On the same day, the Company also acquired the Ocean Villas Property, the assets of which included $243,970 in the Ocean Villas Promissory Notes. The collective balance due on these notes amounted to $2,411,041, net of a discount of $247,218. The Company also held $61,056 in promissory notes from unrelated third parties. As of September 30, 1998, the collective net balance on these notes amounted to $296,260 current and $1,667,828 long term, for a total of $1,964,098.

     The Company has no investments during the fiscal years ended September 30, 1997 and September 30,1998.

     The carrying value of the Company's real estate holdings increased by $3,111,021 during the year, from $9,468,637 in fiscal year ended September 30, 1997 to $12,579,658 in fiscal year ended September 30, 1998. The net increase was a result of the acquisition of the Ocean Villas Property and the related capitalized costs which resulted in an increase of $520,008; the acquisition of approximately 40 acres of Commercial Property of the Maumelle Property for a total increase of $1,927,604 in the Company's real estate holdings; and additional expenditure on the Florida Bible College Property, in the amount of $536,610, including capitalization of interest. Other factors were capitalized costs of $50,793 added to the book value of the Maumelle Commercial and Multi-Family Lots and a reduction of $242,469 related to the write off the Capital Lakes Estates option. In addition, four units of the Ocean Palms Resort Property were reacquired and added to the real estate holdings of the Company in the amount of $223,995.

     On April 30, 1998, the Company acquired CRI and $167,000 in vacation club membership lists which are being amortized over a period between five and ten years. The balance on the membership lists as of September 30, 1998 was $185,584. There was no comparable assets in fiscal year ended 1997. Goodwill of $95,499 was also recognized for the acquisition.

     Total liabilities of the Company as of September 30, 1998, was $16,695,018 an increase of $10,627,193 from the September 30, 1997's total of $6,067,825. The current liability for notes payable increased by $9,161,889 during the fiscal year ended September 30, 1998, from $2,099,973 to $11,261,862. This increase included the $2,882,734 of secured short term loans obtained during the year. New short term lines of credit with an aggregate balance owing of $6,227,493 were also obtained during the year. These short term loans were used to acquire the Pompano Beach Properties and other expenses in December, 1997. The Ocean Palms Villas Property was financed with the assumption of a first leasehold mortgage with a balance of $369,173, as of September 30, 1998, reflected primarily in the increase in long term liabilities and a second leasehold montage of $150,000, as of September 30, 1998, reflected in the increase in short term liabilities. These loans were both assumed by a third party purchaser of the Ocean Villas Property subsequent to the Company's fiscal year. The Ocean Palms Resort Property leasehold mortgage balance as of September 30, 1998 of $1,106,212. The maturity date of the Ocean Palms Resort leasehold was extended to April 1, 2000 in consideration of an extension payment of $9,788.04. The Company considers the leasehold as a current note payable. Subsequent to the

Company's fiscal year end, on June 14, 1999, the Company divested its interest in the Ocean Palms Resort Property, including the leasehold mortgage.

     The Company increased its short term debt from the Bank of Little Rock by an additional $350,000 during fiscal year ended September 30, 1998. The funds were used for general operating purposes. As of September 30, 1998, the Company had borrowed $1,875,000 from the First Arkansas Valley Bank and approximately $996,281 from Union Planters Bank. The funds were used primarily for the purchase of 39.8 acres of Commercial Lots and 700,000 shares of the Company's common stock from Century.

     Accounts payable and accrued expenses increased by $1,180,987, from $576,804 as of September 30, 1997, to $1,757,791, as of September 30, 1998. A
portion of the increase, or $352,500 was comprised of accrued officers' salaries. The acquisition of CRC also increased accounts payable and accrued expenses by $203,787. Accrued real estate taxes payable increased by $181,134 due to the acquisition of the Florida Bible College Property. Accrued interest increased by $380,481 from $59,810 as of September 30, 1998, as a result of the increase in total debt liabilities.

     Shareholders' Equity decreased by $3,564,413 or 85.56% in the year. The decrease is a result of a net operating loss income of $3,829,723 for the year ended September 30, 1998, and the acquisition of 700,000 shares of the Company's common stock under the terms of the Century option agreement, which was partially offset by the issuance of $166,500 of the Company's common stock as part of the acquisition cost of CRC and $95,900 from the exercise of options for the purchase of the Company's common stock.

ITEM 7. FINANCIAL STATEMENTS.

     The audited financial statements of the Company are included in this Annual Report on Form 10-KSB at pages F1 to F15.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

                                                    Date of      Expiration of
Name                Age      Position               Election     Director Term
----                ---      --------               --------     -------------

Michael G. Todd     49       Chairman,               7/95        1999 or until
                             President,                          Successor
                             and Secretary                       elected

Herbert E. Russell  73(1)    Director                3/94        Resigned
                                                                 June 14,
                                                                 1999

Robert R. Neyland   43       Director                4/94        1999 or until
                                                                 successor
                                                                 elected

Thomas Blake        63       Director                3/97        1999 or until
                                                                 successor
                                                                 elected

David R. Paes       44       Vice President,         7/95        N/A
                             Treasurer and
                             Assistant Secretary

Raymond Baptista    57       Vice President         10/97        N/A
                             Of Finance

(1) On June 14, 1999, Herbert E. Russell resigned as Director of the Company as part of the terms of the Separation Plan. The majority of the board of directors have not elected a successor, as of the date of this Report.

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

SIGNIFICANT EMPLOYEES

     The Company's sole significant full-time employee is Michael G. Todd, its Chairman, President, Chief Executive Officer, and Secretary.

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

     During 1998, Select Switch Systems, Inc., a company in which Robert R. Neyland serves as an executive officer, filed for bankruptcy.

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

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to the compensation that was paid in 1998 fiscal year to the Company's executive officers.

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

                                         Long-Term Compensation

     Annual Compensation            Awards      Payouts

(a)           (b)          (c)      (d)          (e)       (f)      (g)      (h)      (i)


Name &        Year         Salary   Bonus        Other      Res-    Securi-  LTIP     All
Prin-         or             ($)     ($)         Annual     tric-   ties      Pay-     Other
cipal         Period                             Compen-    ted     Under-   outs     Compen-
Position      Ended                              sation    Stock    Lying             sation
                                                                     Options

Michael      9/30/98       $240,000/(1)/           0         0        0        0         0
Todd,
Chairman/
President

David        9/30/98          0            0       0         0        0        0         0
Paes/(2)/

(1) Michael G. Todd has been employed as President of the Company since November 1994. Todd received no salary from the Company for the period November 1994 through September 30, 1997. Effective September 30, 1997, Todd canceled the deferred salary in the amount of $480,000 owed to him by the Company for the above mentioned period. Todd has deferred his salary for the period October 1, 1997 through September 30, 1998, in the amount of $240,000. Todd has received no other compensation.

(2) David Paes has been Vice-President of the Company since July 1995, and devotes approximately 75% of his time to its operations. Paes has received no salary from the Company from July 1995 through September 30, 1998. Paes did receive 50,000 shares of the Company's common stock in compensation for management services rendered to the Company on July 29, 1997.

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

DIRECTOR COMPENSATION

     Outside directors are compensated for their services in the amount of $500 per month. Outside directors Neyland, Russell, and Blake have agreed to defer such compensation until the Treasurer of the Company determines that sufficient funds are available to make such payments. Such compensation has been deferred since April 1994, and continues to be deferred. For the fiscal year ended September 30, 1998, the Company had a deferred liability in the amount of $18,000 for outside directors' compensation.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of shares of Common Stock as of September 30, 1998, for (i) each person who is known by the Company to be the beneficial owner of more than a 5% interest in the Company, (ii) directors of the Company, (iii) the sole "named executive officer" of the Company, as defined in Item 402(a)(2) of SEC Regulation S-B, and (iv) the directors and named executive officer of the Company as a group. Unless otherwise indicated in the footnotes, all such interests are owned directly, and the indicated person or entity has sole voting and investment power. Addresses are provided only for 5% or greater owners.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                        Name and
Title of Class          address of            Amount and      Percent of
                        beneficial         nature of bene-       class
                        owner(1)           ficial owner

Common Stock      Michael G. Todd(2)       2,856,589 shares      40.90%

Common Stock      John W. DeHaven(3)(4)    2,879,689 shares      41.23%

Common Stock      Herbert E. Russell(3)    2,839,689 shares      40.66%

Common Stock      Robert R. Neyland                0 shares          0%

Common Stock      Thomas Blake                     0 shares          0%

Common Stock      Directors and Executive
                  Officers as a Group      5,696,278 shares      81.56%

(1) Unless otherwise indicated, the address of the beneficial owner is 25550 Hawthorne Boulevard, Suite 207, Torrance, California 90505.

(2) All of these shares are owned by Prescott Investments, L.P. or Granite Industries LLC. Michael G. Todd is the sole managing member of Granite Industries LLC, which is the managing general partner of Prescott LP. Todd is the sole "named executive officer" of the Company, as defined in Item 402(a)(2) of SEC Regulation S-B. See ITEM 9, "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS."

(3) All of these shares are owned by Charlie Corporation, of which Herbert E. Russell, as grantor and trustee of an irrevocable trust, owns 100% of the outstanding stock. John W. DeHaven is the sole income beneficiary of the trust, but Russell has sole investment and voting power over the trust. The trust terminates on the death of John W. DeHaven. Subsequent to the Company's fiscal year-end, the Company exchanged its interest in the Resort Subsidiary and the Florida Resorts Subsidiary for the 2,839,689 shares of the Company's common stock owned by Charlie Corporation. On June 14, 1999, Russell resigned as director of the Company, pursuant to the terms of the Separation Plan. See ITEM 9, "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS."

(4) John W. DeHaven disclaims beneficial ownership of the shares owned by Charlie Corporation. 40,000 of the shares are owned by Mile High Limited Partnership ("Mile High LP") of which John W. DeHaven is the general partner. Subsequent to the Company's fiscal year-end, the Company exchanged its interest in the Resort Subsidiary and the Florida Resorts Subsidiary for the 2,839,689 shares of the Company's common stock owned by Charlie Corporation.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SERVICES PROVIDED BY AFFILIATED COMPANIES

     The Company has paid fees or expects to pay fees to certain affiliated companies for various types of services, and will continue to do so in the future. These arrangements are summarized below.

     Maumelle Enterprises, Inc. Agreement. The Company has an oral agreement with Maumelle Enterprises, Inc. to provide management and administrative services for the Maumelle Property. Currently, Maumelle Enterprises manages the Company's inventory of property, oversees any sale of property, and manages administrative matters such as ensuring payment of taxes, mortgages and other expenditures incurred in management of the property. Maumelle Enterprises also represents the Company at local and state hearings that may affect the Company's property. Until March 1997, Maumelle Enterprises was owned primarily by officers and directors of the Company. It has no clients other than the Company and DeHaven Todd Limited Partnership, an Arkansas limited partnership ("DTLP"), which is owned almost entirely by Michael G. Todd and John W. DeHaven. In March 1997, Michael G. Todd and John W. DeHaven agreed to cancel all of their shares of Maumelle Enterprises common stock, which aggregately represented twenty percent (20%) of the shares in Maumelle Enterprises, as partial consideration for Maumelle Enterprises' agreement to sell approximately 3.8 acres of commercial property, known as the Corner Tract, in the City of Maumelle to the Company. After giving effect to the cancellation of the shares owned by Mr. Todd and Mr. DeHaven, David Paes and Mary Peyton each owns 50% of the outstanding shares of Maumelle Enterprises, as of the date of this Report. Mary Peyton, the President of the Resort Subsidiary, receives a salary of $39,600 per annum as an officer of Maumelle Enterprises.

     Under the oral management and administrative services agreement, payment to Maumelle Enterprises for management services depends upon the actual services rendered in a given month and the current liquidity of the Company. If funds are not available, Maumelle Enterprises has agreed to defer payment of its management fees. For the fiscal year ended September 30, 1998, the Company paid Maumelle Enterprises $274,019 in expenses, and accrued unpaid management fees of $50,599. The increase in payments are a result of an increase in salaries necessitated by the acquisition of Florida vacation interval properties that required management services.

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

DeHaven charges the Company $1,900 per month. The Company paid DTC the total of $21,600 in rental payments for the fiscal year ended September 30, 1998.

     The majority of the disinterested board of directors on October 1, 1995, voted to approve the oral agreement between the Company and DTC for the subleasing of office space from DTC to the Company.

     The Company plans to continue to sublease its office space from DTC on a month to month basis.

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

ACQUISITION OF STOCK FROM AFFILIATES

     Subsequent to the Company's fiscal year-end, the Company agreed to exchange all of the issued and outstanding stock it holds in the Resort Subsidiary and the Florida Resorts Subsidiary for the acquisition of 2,839,689 shares of common stock from by Charlie Corporation, formalized in a Separation Plan between the Company and Charlie Corporation, dated March 31, 1999, and amended on June 14, 1999. With the acquisition of the Resort Subsidiary and the Florida Resorts Subsidiary, Charlie Corporation assumed the assets and liabilities of the Ocean Palms Resort Property, the Florida Bible College Property, Capitol Club, Exchange Club, CRC and Entry Resorts Marketing, which was dissolved in May, 1999.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  FINANCIAL STATEMENTS AND EXHIBITS

      FINANCIAL STATEMENTS


CAPITOL COMMUNITIES CORPORATION, INCLUDING PREDECESSOR CORPORATION AND SUBSIDIARIES.

Report of Independent Auditors ................................. F-1

Balance Sheet as of September 30, 1998.......................... F-2

Statements of Operations for the Years Ended
September 30, 1998 and 1997..................................... F-4

Statements of Changes in Shareholders' Equity
September 30, 1998.............................................. F-5

Statements of Cash Flows for the Years Ended
September 30, 1998 and 1997..................................... F-6

Notes to Financial Statements................................... F-7

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

10.16 Stock Option Agreement, dated September 11, 1995, between Century Realty, Inc., and AWEC Development Corporation.*

10.17 Release Deed, dated September 9, 1995, between Century Realty, Inc., and AWEC Development Corporation.*

10.18  Employment Agreement, dated July 14, 1995 between the Company and Michael
       G. Todd.*

10.19  Olsen Consultant Agreement, dated October 7, 1996 between   the Company
       and Jens Olsen.**

10.20 Purchase Agreement, dated October 24, 1995, between John L. Burnett, Trustee for Wood Health Joint Venture and the Company***

10.21 Asset Purchase Agreement, effective February 21, 1997, between Capitol Communities Corporation and SunBay Inc. for the purchase of the SunBay Resort.****

10.22 Real state Contract, effective February 28, 1997, between Capitol Communities Corporation and Steve Hockersmith as agent for an unidentified buyer for the sale of 67.51 acres of land in Maumelle, Arkansas.****

10.23 Asset Purchase Agreement, effective June 16, 1997, between Capitol Communities Corporation and PVP Development Company, L.L.C. an Arkansas limited liability company, for the purchase of approximately 20.71 acres of land in Branson, Missouri.*****

10.24 Asset Purchase Agreement, effective June 16, 1997, between Capitol Communities Corporation and Palace View Ventures, L.L.C., a Missouri limited liability company, and Palace View, Inc.,a Missouri corporation for the purchase of approximately 1 acres of land with 2 finished pads.*****

10.25 Agreement and plan of reorganization dated July 30, 1997 to acquire shares of Capital Resorts of Florida, Inc. and Florida Bible College.*****

10.26 Century Realty, Inc. Settlement and Release Agreement signed October 20, 1997, effective September 30, 1997.******

10.27  Debt Settlement and Release dated effective September 30, 1997.******

10.28 Agreement, dated December 9, 1997, between Capitol Resorts of Florida, Inc. and Ocean Palms Development Corporation and Ocean Palms Resort, Inc.*******

10.29 Ground Lease, dated February 10, 1996, between Lighthouse Point Construction Corp. and Nancy H. Newell and Jane H. Tubbs.*******

10.30 Assignment of Ground Lease and Tenant Leases, dated December 9, 1997, between Capitol Resorts of Florida Inc., and Ocean Palms Development Corporation.*******

10.31 Assignment of Leashold Improvements, dated December 9, 1997, between Capitol Resorts of Florida Inc., and Ocean Palms Development Corporation.*******

10.32 Mortgage and Note Modification and Assumption Agreement, dated December 9, 1997, between Capitol Resorts of Florida Inc., and the Trustee of the M.B. Co., Inc. Pension Plan, the Trustee of the Domenick Greco Revocable Trust, Stanley Elkman, the Trustee of the Arthur A. Kober Co., Inc., Employees Profit Sharing Fund, and Morton J. Berman ("Ocean Palms Resort Mortgagee").*******

10.33 Collateral Assignment and Pledge of Agreements and Conditional Assignments of Lease and Purchase Money Promissory Note, dated December 9, 1997, between Capitol Resorts of Florida Inc., and jointed by Ocean Palms Development Corporation and assigned to the Ocean Palms Resort Mortgagee.*******

10.34 Assignment of Agreements and Conditional Assignments of Lease and Purchase Money Promissory Notes, dated December 9, 1997, between Capitol Resorts of Florida Inc., and Ocean Palms Development Corporation and Ocean Palms Resort, Inc.*******

10.35 Purchase Money Leasehold Mortgage and Security Agreement, dated February 2, 1992, between Lucaya Beach Hotel Corporation and Del-Aire Management Co., Inc.*******

10.36 Mortgage and Note Modification Agreement, dated January 22, 1997, between the Ocean Palms Resort Mortgagee and Ocean Palms Cooperative Association, Inc.*******

10.37 Contribution Agreement, dated March 29, 1999, between Capitol Development of Arkansas, Inc., and Trade Partners, Inc.********

10.38  Amendment to Contribution Agreement, dated June 1, 1999.********

10.39 Plan And Agreement For Corporation Separation, dated March 31, 1999, between Capitol Communities Corporation and Charlie Corporation.********

10.40 First Amendment To Plan And Agreement For Corporation Separation, dated June 14, 1999.********

11.    Statement of Computation of Per Share Earnings.

23.    Consent of Joel S. Baum P.A.

27.    Financial Data Schedule

       See Financial Statements at F-1 To F-15.

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

       *** Exhibit(s) incorporated by reference from the December 31, 1996 Quarterly Report on Form 10-QSB filed on February 19, 1997.

       ****Exhibit(s) incorporated by reference from the March 31, 1997 Quarterly Report on Form 10-QSB filed on May 19, 1997.

       *****Exhibit(s) incorporated by reference from the June 30, 1997 Quarterly Report on Form 10-QSB filed on August 13, 1997.

       ******Exhibit(s) incorporated by reference from the Form 8-K, Commission File No. 915636 filed on November 5, 1997.

       *******Exhibit(s) incorporated by reference from the Company's Annual Report on Form 10-KSB filed with the Commission on December 29, 1997.

       ********Exhibits incorporated by reference from the Form 8-K, Commission File No. 0-23450 filed on June 28, 1999.


(b)  REPORTS ON FORM 8 K

       The following reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30,1998.

       During the last quarter of the Company's fiscal year ended September 30, 1998, the Company filed a Current Report on Form 8-K dated July 1, 1998, reporting the acquisition of the Ocean Palms Resort Property.

                                  SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                  CAPITOL COMMUNITIES CORPORATION



Date: July 6, 1999          By: /s/ Michael G. Todd
                                    Michael G. Todd, Chairman,
                                    President and Chief
                                    Executive Officer

                     CAPITOL COMMUNITIES CORPORATION, INC.
                               AND SUBSIDIARIES

                         AUDITED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1998

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES



                               TABLE OF CONTENTS
                               -----------------

                                                                Page
                                                                ----

Independent Auditor's Report                                       1

Financial Statements
  Consolidated Balance Sheet                                     2-3
  Consolidated Statements of Operations                            4
  Consolidated Statements of Changes in Shareholders' Equity       5
  Consolidated Statements of Cash Flows                            6

Notes to Consolidated Financial Statements                      7-14

                             BAUM & COMPANY, P.A.
                         Certified Public Accountants
                       1515 University Drive - Suite 209
                         Coral Springs, Florida 33071
                                (954) 752-1712



                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------


To the Board of Directors and Stockholders of Capitol Communities Corporation, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Capitol Communities Corporation, Inc. and Subsidiaries as of September 30, 1998 and the related statements of income and accumulated deficit, stockholders equity and cash flows for the years ended September 30, 1998, and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Communities Corporation, Inc. and Subsidiaries as of September 30, 1998 and the results of its operations and its cash flows for the years ended September 30, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company has incurred losses from operations has a significant negative working capital ratio, and has substantial non-productive assets, which raise substantial doubt about its ability to continue as a going concern. The company is also $.4 million in default on a $3.4 million mortgage (Note 4). The financial statements do not include any adjustment that might result from the outcome of this these uncertainties.


Coral Springs, Florida

             CAPITAL COMMUNITIES CORPORATION, INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              September 30, 1998


                                    ASSETS
                                    ------

Current Assets:
     Cash and cash equivalents                                                $ 1,047,021
     Accounts receivable                                                          462,384
     Notes receivable - current                                                   296,260
     Inventory                                                                     26,575
     Prepaid expenses                                                             255,400
                                                                              -----------
          Total Current Assets                                                  2,087,640

Plant property and equipment:
     Furniture and equipment (net of accumulated depreciation of $18,867)         104,055


Non Current Assets:
     Land and real estate holdings (Note 9)                                    12,579,658
     Vacation club memberships (Note 9)                                           185,584
     Deferred taxes                                                                69,425
     Organization costs (net of accumulated amortization $605)                     14,109
     Other assets                                                                  78,043
     Loan origination costs (net of accumulated amortization of $432,921)         405,638
     Notes receivable non current (Note 9)                                      1,667,838
     Intangible assets (net of accumulated amortization of $417)                    9,583
     Goodwill (Note 9)                                                             95,499
                                                                              -----------
          Total Other Assets                                                   15,105,377
                                                                              -----------
          Total Assets                                                        $17,297,072
                                                                              ===========

                 See Accompanying Auditor's Report and Notes

             CAPITAL COMMUNITIES CORPORATION, INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              September 30, 1998


                      LIABILITIES AND STOCKHOLDERS EQUITY
                      -----------------------------------

Current Liabilities:

    Notes payable (Note 7)                                           $ 11,261,862
    Accounts payable & accrued expenses                                 1,757,791
                                                                     ------------
          Total Current Liabilities                                    13,019,653

Non Current Liabilities:
     Notes payable (Notes 4 and 7)                                      3,675,365
                                                                     ------------
          Total Liabilities                                            16,695,018

Stockholders Equity:
     Preferred stock - $.01 par value, none issued                          - 0 -
     Common stock - $.01 par value, 40,000,000 shares authorized,
          7,624,500 shares outstanding                                     76,245
     Additional Paid in Capital                                         7,203,531
     Treasury stock (700,000 shares)                                     (386,258)
     Accumulated deficit                                               (6,291,464)
                                                                     ------------
          Total Stockholders' Equity                                      602,054
                                                                     ------------
          Total Liabilities & Stockholders' Equity                   $ 17,297,072
                                                                     ============

                  See Accompanying Auditor's Report and Notes

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended September 30, 1998 and 1997

                                                               1998           1997
                                                           ------------   -----------
Net sales and revenue                                      $  1,329,307   $ 4,139,299
Cost of sales                                                   447,270     1,895,825
                                                           ------------   -----------

Gross profit                                                    882,037     2,243,474
                                                                          -----------
Operating costs and expenses; selling,
   general and administrative                                 3,960,130     1,687,329
                                                           ------------   -----------

Income (loss) before interest income (expense)               (3,078,093)      556,145

Interest income                                                 130,490        71,543
Interest (expense)                                             (882,120)     (826,881)
                                                           ------------   -----------

Net income (loss) before income taxes                        (3,829,723)     (199,193)

Provision for income taxes (Note 1)
Tax benefit of change in prior year valuation allowance           - 0 -        69,425
Deferred taxes                                                    - 0 -       (14,000)
                                                           ------------   -----------

Net income taxes                                                  - 0 -        55,425
                                                           ------------   -----------

Net income (loss)                                          $ (3,829,723)  $  (143,768)
                                                           ============   ===========

Income (loss) Per common share                             $       (.53)  $      (.02)

Weighted Average Common Shares Outstanding                    7,249,494     7,171,014

                  See Accompanying Auditor's Report and Notes

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                              September 30, 1998

                                                                            Additional
                                                Common Stock                  Paid-in        Treasury         Accumulated
                                        # Shares            Amount            Capital          Stock            Deficit
                                      ------------       ------------       ------------    ------------      ------------
September 30, 1996                       7,000,000       $     70,000       $  4,701,108           - 0 -      $ (2,317,973)

Additional paid in capital
  attributed to forgiveness of debt          - 0 -              - 0 -            240,000           - 0 -             - 0 -


Additional Stock Issued                    312,000              3,120          1,613,980           - 0 -             - 0 -

Net Income (Loss)                            - 0 -              - 0 -              - 0 -           - 0 -          (143,768)
                                      ------------       ------------       ------------    ------------      ------------

September 30, 1997                       7,312,000             73,120          6,555,088           - 0 -        (2,461,741)

Stock issued for services                   25,000                250             18,508           - 0 -             - 0 -

Stock issued for acquisitions (Note 9)     233,500              2,335            501,165           - 0 -             - 0 -

Stock returned                             (19,000)              (190)             - 0 -           - 0 -             - 0 -

Treasury Stock 700,000 shares (Note 9)       - 0 -              - 0 -              - 0 -        (386,259)            - 0 -

Stock options exercised                     73,000                730            128,770           - 0 -             - 0 -

Net Income (Loss)                            - 0 -              - 0 -              - 0 -           - 0 -        (3,829,723)
                                      ------------       ------------       ------------    ------------      ------------
September 30, 1998                       7,624,500       $     76,245       $  7,203,531    $   (386,259)     $ (6,291,464)
                                      ============       ============       ============    ============      ============

                  See Accompanying Auditor's Report and Notes

             CAPITAL COMMUNITIES CORPORATION, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          September 30, 1998 and 1997

                                                                                      Sept 30, 1998      Sept 30, 1997
                                                                                      -------------      -------------
Cash flows from operating activities:
     Net income (loss)                                                                  $(3,829,723)     $  (143,768)
ADJUSTMENTS to reconcile net income to net cash used for
  operating activities:
     Depreciation                                                                            16,455            2,412
     Amortization                                                                           509,893          155,344
     Forgiveness of accrued compensation credited to additional paid-in capital               - 0 -          240,000
     Common stock issued for services                                                        18,758            - 0 -
     (Increase) decrease in accounts and other receivables                                 (388,210)          51,101
     (Increase) decrease in prepaid assets                                                   36,267         (195,781)
     (Increase) decrease in deposits                                                        109,361         (62,550)
     (Increase) decrease in inventory                                                          (426)          - 0 -
     (Increase) decrease in real estate holdings                                         (2,597,555)       (312,280)
     (Increase) decrease in other assets                                                    (78,071)          - 0 -
     Increase (decrease) in accounts payable and accruals                                   866,230        (784,793)
     (Increase) in deferred tax asset                                                         - 0 -         (69,425)
     Increase (Decrease) in deferred taxes payable                                          (14,000)         14,000
                                                                                        -----------     -----------
          Net cash provided (used) in operating activities                               (5,351,021)     (1,105,740)
Cash flows from investing activities:
     Acquisition of fixed assets                                                            (31,340)        (38,672)
     Decrease in investments                                                                  - 0 -       3,500,000
     Cash (used) for acquisitions                                                        (1,004,992)          - 0 -
     Collections on notes receivable                                                        321,911           - 0 -
                                                                                        -----------     -----------
          Net cash provided (used) in investing activities                                 (714,421)      3,461,328
Cash flows from financing activities:
    Increase in debt                                                                      9,560,070       1,850,308
    Reduction  in notes payable                                                          (1,682,864)     (5,310,821)
     (Increase) in loan origination fees                                                   (760,172)        (99,102)
     Acquisition of treasury stock                                                         (386,258)          - 0 -
     Cash obtained in acquisitions                                                           25,025           - 0 -
     Issuance of common stock                                                               129,500        1,617,100
          Net cash provided (used) in financing activities                                6,885,301       (1,942,515)
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   819,859          413,073
CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR                                                 227,162        (185,911)
CASH AND CASH EQUIVALENTS-END OF YEAR                                                   $ 1,047,021     $   227,162
                                                                                        ===========     ===========

                  See Accompanying Auditor's Report and Notes

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998

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

         In February, 1994 Petro Source Energy Corporation transferred the majority of its holdings in the common shares of the predecessor corporation, AWEC Resources, Inc., to Prescott Investments Limited Partnership and Charlie Corporation. These shares were transferred in consideration for public relations services provided by Prescott Limited Partnership and Charlie Corporation to Petro Source. Such services were deemed by Petro Source to be integral and indispensable to the concurrent acquisition of approximately 2,041 acres of land in Maumelle, Arkansas by the Company's Operating Subsidiary. The Company was not a party to the transfer of shares. The Company did not issue any new shares pursuant to the acquisition of the land. Accordingly, the transfer of shares did not affect the capitalization of the Company, and was non-dilutive to all other shareholders.

         In order to effectuate a change in domicile and name change approved by a majority of the Predecessor Corporation shareholders, the Predecessor Corporation merged, effective January 30, 1996, into Capitol Communities Corporation, a Nevada corporation formed in August 1995 solely for the purpose of the merger. The Company is currently in the business of developing and selling real estate properties, vacation packages, time share products and services.

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

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998


NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)
          -------------------------------------------

       D. Income Taxes
          ------------

          In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has net operating losses (NOL's) of approximately $5,444,000 expiring in the years 2005 through 2009.

             Deferred tax benefit (34% statutory rate)   $ 1,302,000
             Valuation allowance                           1,302,000
                                                         -----------
                  Net Benefit                            $     - 0 -
                                                         ===========
          Due to the uncertainty of utilizing the NOL and recognizing the deferred tax benefit, an offsetting valuation allowance has been provided.

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

          The Company and its Subsidiaries maintain cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 1998 the company had approximately $1 million on deposit at one bank resulting in a concentration of credit risk from uninsured bank balances.

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)
          -------------------------------------------

       H. Earnings/Loss Per Share
          -----------------------

          Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the fiscal years ended September 30, 1998 and 1997 were 7,249,494 and 7,171,012, respectively.


NOTE 2 -  GOING CONCERN CONSIDERATIONS
          ----------------------------

          The company has incurred significant losses from operations for the current year, has a substantial accumulated deficit, has non productive assets and is highly illiquid. Management has begun implementation of plans to make the company more viable. The ultimate outcome of these plans can not be determined.

          Phase 1 is to obtain a 35% equity in a new real estate development Limited partnership, by contributing land, in Maumelle Arkansas valued at $8.3 million, as well as have the partnership pay off $3.8 million of debt assigned to the land. The other partner is to contribute $8.3 million of financial assets.

          Phase 2 of the plan is for the company to transfer to Charlie Corporation, a major shareholder of the company, the Capitol Resorts Inc. and Resorts of Florida, Inc., activities for all of Charlie Corporations 2.8 million shares (37%) of company stock in the company. Transferred items would include land in Kissimmee Florida, notes receivable on units in the Ocean Palm Resort and offsetting $2.1 million of debt.

          Phase 3 involves sale and development of the remaining real estate in Maumelle Arkansas.

          Subsequent to September 30, 1998, the company has been able to extend the maturity date of most of its notes and mortgages (Note 7). Payments are in default by $412,700 on a $3.4 million mortgage (Note
          4). No claim for payment has been made for a $200,000 note due January 6, 1996.


NOTE 3 -  AGREEMENTS
          ----------

          Currently the Company has an informal agreement with Maumelle Enterprise, Inc. (Maumelle), a business owned by an officer of the company, to provide management, sales and administrative services for the Company. Under this informal agreement, payment to Maumelle Enterprises for such services depends upon the actual services rendered in a given month and the current liquidity of the Company. If funds are not available, Maumelle Enterprises has agreed to defer

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998


NOTE 3 -  AGREEMENTS (Continued)
          ----------------------

          payment of its management fees. During the fiscal year ended September 30, 1998, the Company paid Maumelle Enterprises a total of $130,616 for expenses accrued from prior years and $143,403 for expenses due for 1998. As of September 30, 1998, a balance of $50,599 in management fees remained accrued and unpaid for fiscal 1998.


NOTE 4    MORTGAGE IN DEFAULT
          -------------------

          On September 11, 1995, the Company entered into a promissory note with Resure, Inc. for $3,500,000, bearing interest at 10% per annum, payable in full on July 1, 2000. Effective September 30, 1997, the Company entered into a modification of the promissory note with Resure, Inc., with the maturity date modified to September 1, 1999.

          Payments are due in the amount of $101,591 including principal and interest at 10% per annum, payable quarterly.

          As of September 30, 1998, the principal balance due was $3,395,189, and the company was in arrears on its $101,591 payment required (arrearages through May 1999 are approximately $412,700). The receiver for the Resure, Inc. liquidation has filed notice with the court that it will pursue legal remedies under the mortgage. The mortgage is secured by 701.3 acres of land in Maumelle Arkansas, with a cost basis of $3.473 million.

          Management is in discussion with the Resure, Inc. receiver to make settlement arrangements and does not think that any settlement would have a detrimental effect on the company.


NOTE 5    LEASE AGREEMENT
          ---------------

          The Company is subleasing office space from Dehaven & Todd Co., in which a principle stockholder and officer of the company is a partner. The monthly lease payment began on October 1, 1995 and is $1,900 per month. The lease expired September 30, 1998 and has been continued on a month by month basis. Other leased facilities are on a month by month basis.


NOTE 6    EXECUTIVE EMPLOYMENT AGREEMENT
          ------------------------------

          The Company has a five-year written agreement with an individual to perform the duties of President. Under the agreement, which became effective on October 1, 1995, he is to

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998


NOTE 6    EXECUTIVE EMPLOYMENT AGREEMENT (Continued)
          ------------------------------------------

          be compensated at a rate of $20,000. per month. The agreement expires on September 30, 2000. The Company is not a party to any other employment agreements.


NOTE 7    NOTES PAYABLE
          -------------

          Notes payable consist of the following:

                                                            September 30, 1998
                                                            ------------------
          Note Payable - Bank
          -------------------
          Secured by land; 9.5% per annum;
          revised maturity April 10, 2000                           $  399,524

          Note Payable - Bank
          -------------------
          Secured by land; 9.5% per annum;
          revised maturity November 5, 1999                            450,000

          Note Payable - Bank
          -------------------
          Secured by land; 10% per annum;
          revised maturity September 10, 1999                          250,000

          Note Payable - Bank
          -------------------
          Secured by land; 9.99% per annum;
          revised maturity August 7, 1999                              100,000

          Note Payable - Bank
          -------------------
          Secured by land; 9.5% per annum;
          revised maturity December  2, 1999                         1,750,000

          Note Payable - Bank
          -------------------
          Secured by land; 9.5% per annum;
          revised maturity July 16, 1999                             1,875,000

          Note Payable - Corporation
          --------------------------
          Unsecured; 9% per annum;
          matured January 6, 1996                                      200,000

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998


NOTE 7    NOTES PAYABLE (Continued)
          -------------------------

          Note Payable - Bank
          -------------------
          Secured by land; prime + 1% per annum;
          revised maturity July 1, 1999                                996,281

          Note Payable - Individuals
          --------------------------
          Secured by second mortgage on property;
          12% per annum; matures December 9, 1998                      150,000
          (Divested October 1999, - Note 11)

          Mortgage
          --------
          Secured by first mortgage and Notes Receivable;            1,106,212
          12.75% per annum;
          revised maturity April 1, 2000

          Notes Payable - Various
          -----------------------
          Unsecured; interest from 10% to 12%;
          maturities not in excess of nine months                    3,884,018

          Note Payable - Mortgage (Note 4)
          --------------------------------
          Secured by land; 10% per annum;
          due September 1, 1999;
          quarterly payments of $101,591                             3,395,189

          Notes Payable - 1/st/ Leasehold Mortgage
          ----------------------------------------
          Secured by property first mortgage; 10.5% per annum;
          monthly payments of $3,744;
          matures September 17, 2001                                   369,173
          (Divested October 1999, Note 11)

          Note Payable - Corporation
          --------------------------
          Secured by truck; 7.9% per annum;
          monthly payments of $605;
          matures July 3, 2000                                          11,830
                                                                   -----------

          Total Notes Payable                                       14,937,227

          Less: Current Portion (as of Sept 30, 1998)               11,261,862
                                                                   -----------

          Non Current Portion (as of Sept 30, 1998)                $ 3,675,365
                                                                   ===========

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998


NOTE 7    NOTES PAYABLE (Continued)
          -------------------------

          The company has obtained extensions on most of the notes and mortgages payable, or has paid off the notes when due, (after Sept 30, 1998). The categorization between current and non current was based on the original maturity date.


NOTE 8    RELATED PARTY TRANSACTIONS
          --------------------------

          Dehaven Todd L.P. (a partnership of beneficial stockholders of the company) had advanced within the year approximately $300,000 of funds for use by the company. As of September 30, 1998, $106,000 had not been reimbursed to this partnership.


NOTE 9    ACQUISITIONS
          ------------

          On April 17, 1998, the Company's Operating Subsidiary exercised its option under the Century Settlement Agreement to purchase 36 acres of Commercial Property, known as Tract D, the 3.5 acre tract of land adjoining Tract D, and the 700,000 shares of the Company's voting common stock owned by Century. The total purchase price was $2,237,059, and the cost allocated to the treasury stock was $389,259.

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

          On December 9, 1997, Capitol Resorts of Florida, Inc. acquired all the issued and outstanding stock of OPV Development Inc. OPV's primary asset is the ground lease rights to a four lot parcel of land and improvements located in Pompano Beach, Florida. The improvements, known as Ocean Villas, consist of 16 residential units and common area. The Company also acquired approximately $244,000 in Promissory Notes derived from the prior sale of four of the

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998


NOTE 9    ACQUISITIONS (Continued)
          ------------------------

          units. The cost of the acquisitions of OPV was approximately $107,000 in cash, the assumption of a first mortgage of $375,000 and a second mortgage of $150,000 encumbering the ground leases. This facility was sold in October 1998. (See Note 11).

          On April 30, 1998, the company acquired Entry Resorts International LLC, a company engaged in the development, marketing and sales of vacation packages and memberships for 200,000 shares of common stock and $30,000 in cash. Goodwill of $95,499 has been recognized for this acquisition.


NOTE 10   EQUITY TRANSACTIONS
          -------------------

          The company issued 33,500 shares of common stock as part of the acquisition of Ocean Palms Resorts in December 1997.

          The company issued 25,000 shares of common stock, at a valuation of $18,508 for various services provided.

          In April and October 1998, consultants to the company exercised options to purchase 73,000 shares of company stock for $129,500.

          19,000 shares of the company stock had been returned.

          700,000 shares of Treasury stock, at an allocated cost of $386,259 was acquired under the Century Settlement agreement (See Note 9).

          The company issued 200,000 shares of common stock in April 1998 as part of the Entry Resorts International acquisition (See Note 9).


NOTE 11   SUBSEQUENT EVENTS
          -----------------

          On October 15, 1998, the ownership of Ocean Palms Villas was sold for the return of 32,305 shares of company stock, and the assumption of the balance of $519,173 in outstanding mortgages. A loss provision of $69,000 was provided in fiscal year ending September 30, 1998 in recognition of this transaction.

          On March 29, 1999, a Contribution Agreement was entered into between the company's subsidiary and Trade Partners, Inc., for the purpose of forming TradeArk Properties, LLC, a Michigan limited liability company to develop and sell real estate.

            CAPITOL COMMUNITIES CORPORATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998


          Trade Partners contributed viatical settlement contracts that the parties determined had a discounted net present value of $8,300,000. The capital contribution provides Trade Partners with a 64.84% membership interest in TradeArk Properties. The company contributed certain tracts of real property. The capital contribution provides the company with a 35.16% membership interest in TradeArk Properties.

          On March 31, 1999, a Plan and Agreement for Corporate Separation was entered into between the company and Charlie Corporation, a related party. On June 14, 1999, the parties executed a First Amendment to the Plan and Agreement for Corporate Separation. Under the terms of the agreement Charlie Corporation exchanged 2,839,689 shares of the company's common stock for all of the issued and outstanding capital stock in the company's subsidiaries, Capitol Resorts, Inc. and Capitol Resorts of Florida, Inc. and their subsidiaries.