Form 10QSB
period 1998-12-31
CAPITOL COMMUNITIES CORP
filed 1999-07-29
CIK 915636

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1998

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

     The Company's quarterly reports for the periods ended December 31, 1998, and March 31, 1999, on Form 10-QSB were filed late. The following officers, directors, and beneficial owners of 10% or more of the Company's Common Stock were delinquent in filing an Annual Statement of Changes in Beneficial Ownership on Form 5: Michael G. Todd, Herbert Russell, John W. DeHaven, and David R. Paes. The Form 5 was filed by the above officers, directors and beneficial owners in mid December, 1998, approximately four weeks late.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock ($.01 Par Value)                             4,090,361
     (Title of Class)                     Shares Outstanding as of  July 20,1999

Transitional Small Business Disclosure Format: [ ] YES [X] NO

                        CAPITOL COMMUNITIES CORPORATION
                                  Form 10-QSB
                        QUARTER ENDED December 31, 1998

TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.   Financial  Statements
          (Unaudited)......................................................3
     Consolidated Balance Sheet
          December 31, 1998................................................3
     Consolidated Statement of Cash Flows
          For the Three Months Ended December 31, 1998 and 1997 ...........4
     Consolidated Statement of Operations
          For the Three Months ended December 31, 1998 and 1997............5
     Consolidated Statement of Stockholders' Equity
          For the Three Months ended December 31, 1998.....................6
     Notes to Consolidated Financial Statements December 31, 1998..........7

Item 2.   Management's Discussion And Analysis of Plan of Operation.......12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................18

Item 3.   Defaults Upon Senior Securities.................................18

Item 6.   Exhibits and Reports on Form 8-K................................19

Signatures................................................................19

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          --------------------------------

               Capitol Communities Corporation and Subsidiaries
                          Consolidated Balance Sheets
                    December 31, 1998 and September 30, 1998
                                   UNAUDITED

                                     December 31, 1998    September 30,1998
                                     ------------------   ------------------
Current Assets
 Cash in Bank                          $   869,189          $ 1,047,021
 Accounts Receivable                       425,488              462,384
 Notes receivable -Current                 299,905              296,260
 Prepaid Assets                            234,189              255,400
 Inventory                                  35,048               26,575
                                       -----------          -----------
  Total Current Assets                   1,863,619            2,087,640

Plant, Property and Equipment
 Furniture and Equipment,                  133,198              104,055
 net of depreciation

Other Assets
 Land and Real Estate Holdings          12,307,175           12,579,658
 Vacation Club Members                     170,733              185,584
 Deferred Taxes                             68,425               69,425
 Organization Costs                         13,746               14,109
 Other Assets                               65,541               78,043
 Loan origination costs,                   595,051              405,638
 net of amortization
 Notes Receivable - non-current          1,883,763            1,667,638
 Intangible Assets                           9,458                9,583
 Goodwill                                   95,499               95,499
                                       -----------          -----------
  Total Other Assets                    15,210,391           15,105,377

  Total Assets                         $17,207,408          $17,297,072
                                       ===========          ===========

Current Liabilities
 Notes Payable                         $15,829,801          $11,261,862
 Accounts Payable &                        825,878            1,744,983
   Deferred Taxes Payable                   14,000               14,000
                                       -----------          -----------
  Total Current Liabilities             17,406,536           13,020,845

Non-Current Liabilities
 Notes Payable                               6,143           3,675,.365
                                       -----------          -----------
Total Liabilities                       17,411,679           16,696,210


Shareholders' Equity
 Preferred Stock                                 -                    -
 Common Stock                               76,722               76,245
 Additional Paid in Capital              7,430,038            7,202,339
 Treasury Stock                           (386,258)            (386,258)
 Accumulated Deficit                    (7,324,773)          (6,291,464)
Total Shareholders' Equity                (204,271)             600,862
                                       -----------          -----------
  Total Liabilities and
  Shareholders' Equity                 $17,207,408          $17,297,072
                                       ===========          ===========

                Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
             For the Three Months Ended December 31, 1998 and 1997

                                   UNAUDITED

                                                               1998            1997
                                                           -------------   ------------
Cash Flows from Operating Activities:
     Net Loss                                               $(1,033,309)   $  (515,102)
     Amortization                                               322,265         78,914
     Depreciation                                                 5,980          1,836
     Adjustments to Reconcile Income
       to Net Cash Used for operating Activities
          (Increase) Decrease in Receivables                     36,896         (5,988)
          (Increase) Decrease in Real Estate Holdings           272,483       (695,628)
          (Increase) Decrease in Deposits                                      (98,235)
          (Increase) Decrease in Accrued Interest
            Receivable                                                         (29,249)
          (Increase) Decrease in Pre-Paid Assets                 21,211        (58,074)
          (Increase) Decrease in Inventory                       (8,473)
          (Increase) Decrease in Accrued Expenses              (183,248)        (8,041)
          Increase (Decrease) in Deferred Revenue                               22,254
       Increase (Decrease) in Accrued Interest
            Payable                                                            112,907
          Other                                                  12,502         (5,714)
                                                            -----------    -----------
      Net Cash Used for Operations                              (553,693)    (1,200,120)

Cash Flows from Investing Activities:
     Acquisition of Notes Receivable                           (240,000)    (2,490,137)
     Collection of Notes Receivable                              20,430
     Acquisition of Furniture and Fixtures                      (35,123)       (39,951)
     Increase (decrease) in loan fees                          (496,339)       (94,601)
                                                            -----------    -----------
     Net cash used in Investing Activities:                    (751,032)    (2,624,689)

Cash Flows from Financing Activities
     Increase in Notes Payable                                1,851,169      3,579,288
     Payment of Notes Payable                                  (952,452)
     Issuance of Common Stock                                   228,176        368,250
                                                            -----------    -----------
     Net Cash used in Financing Activities                    1,126,893      3,947,538

Net Increase (Decrease) in Cash                                (177,832)       122,729

Beginning Cash                                                1,047,021        227,162
                                                            -----------    -----------
Ending Cash                                                 $   869,189    $   349,891
                                                            ===========    ===========

               Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Operations
             For the Three Months Ended December 31, 1998 and 1997

                                   UNAUDITED

                                                        1998          1997
                                                    ------------   -----------
Revenues:
     Sales                                          $     5,000     $   25,000
     Hotel Revenue
     Miscellaneous Income                                                2,500
     Cost of Sales                                  ___________     __________
Gross Profit                                        $     5,000     $   27,500
Operating Expenses:
     General & Administrative
     Expenses                                           627,208        427,770
                                                     ----------     ----------
Net Income (Loss) Before
     Interest Income                                   (622,208)      (400,270)

Interest Income                                          10,412          1,737
Interest Expense                                       (352,839)      (105,093)
                                                    -----------     ----------

Net Income (Loss) from continuing operations        $  (964,635)    $ (503,626)

Net Income (Loss) from discontinued operations          (68,674)       (11,476)

Net Income (Loss) from all operations               $(1,033,309)      (515,102)
                                                    ===========     ==========

Net Income (Loss) per share                            $( 0.148)      $(0.070)
                                                    ===========     ==========

Weighted average shares outstanding:                  6,960,288      7,349,543
                                                    ===========     ==========

Dividends per Share                                           0              0
                                                    -----------     ----------

               Capitol Communities Corporation and Subsidiaries
                Consolidated Statements of Stockholders Equity
                 For the Three Months Ended December 31, 1998
                (Thousands of Dollars, except per share amount)
                                   UNAUDITED

                                Common Stock
                               $0.01 Par Value     Additional
                               ---------------      Paid-In    Treasury  Retained
                               Shares    Amount     Capital     Stock    Earnings    Total
                               ------    ------     -------     -----    --------   -------
Balance at 9/30/98            7,624,500   $76       $7,202      ($386)   ($6,291)      $601

Additional Stock Issued          47,695   $ 1       $  228                             $229

Net (loss) for the three
months ended 12/31/98                                                    ($1,033)   ($1,033)

Balance at 12/31/98           7,672,195   $77       $7,430      ($386)   ($7,324)     ($204)

               CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                               December 31, 1998
                               -----------------

NOTE 1 -  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
          ---------------------------------------------------------

          Background
          ----------
          The consolidated balance sheet at December 31, 1998 and the related statements of operations and cash flows for the three month period ended December 31, 1998, include the accounts of Capitol Communities Corporation and its wholly owned subsidiaries and are unaudited. All inter-company accounts and transactions have been eliminated in consolidation.

          These unaudited interim consolidated financial statements should be read in conjunction with the September 30, 1998 fiscal year end financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

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

          In order to effectuate a change in domicile and name change, approved by a

                CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               December 31, 1998
                               -----------------

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

          Earnings/Loss Per Share
          -----------------------
          Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the three months ended December 31, 1998 was 6,960,288 and for the three months ended December 31, 1997 was 7,349,543.

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

          In May 1977, one shareholder returned a total of 19,000 shares of common stock for cancellation, pursuant to an agreement with the Company

          On July 29,1997, the Company issued 50,000 shares of common stock to David Paes, an officer of the Company , in consideration of management services to the Company.

          On July 29,1997, the Company issued 50,000 shares of common stock to Mary Peyton, an officer of the Capitol Homes, Inc., a wholly owned
          subsidiary of the Company, in consideration of   management services
          to the Company.

          On July 30,1997, the Company issued 100,000 shares of common stock to an unaffiliated company for the purchase of all of the stock of Capitol Resorts of Florida, Inc.,under an Agreement and Plan of Reorganization, dated July 30, 1997.

          On October 20, 1997, the Company issued 20,000 shares of common stock to Ann Aldridge, an officer of Capitol Development of Arkansas, Inc., a wholly owned subsidiary of the Company, in consideration of management services to the Company.

          In October 1997. One shareholder returned a total of 19,000 shares of common stock for cancellation, pursuant to an agreement with the Company.

          In October 1997, a consultant to the Company exercised an option to purchase 38,000 shares of common stock, pursuant to a consulting agreement.

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

          In April 1998, the Company issued 200,000 shares of common stock to unaffiliated third parties pursuant to the acquisition of ERI and EMI, and granted options for another 100,000 shares to vest over a five year period, commencing April 30, 1999 and expiring on April 30, 2003. The options vest at a rate of 20% per year and are exercisable at $3.34 per share.

          On April 17, 1998, Capitol Development of Arkansas, Inc., the Company's Operating Subsidiary exercised its option under a Settlement Agreement with Century Realty to repurchase 700,000 shares of the Company's voting common stock. Such shares are now held as treasury shares.

          In September 1998, the Company issued 5,000 shares to an unaffiliated third party in consideration of services to the Company.

          In October 1998, the Company issued 60,000 shares of common stock to an unaffiliated third party pursuant to a Consulting Agreement dated October 1, 1998.

          Effective October 15, 1998, the Company disposed of its interest in the Ocean Palms Villas property in exchange for 32,305 shares of the Company's common stock. The shares were subsequently canceled by the Company.

          On October 15, 1998, the Company issued 10,000 shares each to William Priakos and Eldon Hobbs, officers of Capitol Club International, Inc. a wholly owned subsidiary of the Company in consideration of management services to the Company.

          On October 15, 1998, the ownership of Ocean Palms Villas was sold for the return of 32,305 shares of company stock, and the assumption of the balance of $519,173 in outstanding mortgages. A loss provision of $69,000 was provided in fiscal year ending September 30, 1998 in recognition of this transaction

NOTE 3 -  SUBSEQUENT EVENTS
          -----------------

          On February 18, 1999, pursuant to the terms of a Settlement Agreement and Mutual Release between the Company and its subsidiaries and Michael D. Munro, an employee of a subsidiary of the Company, a total of 66,667 shares of common stock of the Company was returned by Munroe and subsequently canceled by the Company.

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

          On March 31, 1999, a Plan and Agreement for Corporate Separation was entered into between the company and Charlie Corporation, a related party. On June 14, 1999, the parties executed a First Amendment to the Plan and Agreement for Corporate Separation. Under the terms of the agreement Charlie Corporation exchanged 2,839,689 shares of the company's common stock for all of the issued and outstanding capital stock in the company's subsidiaries, Capitol Resorts, Inc. and Capitol Resorts of Florida, Inc. and their subsidiaries. The Company is holding the stock as Treasury Shares.

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

     The the following discussion should be read in conjunction with the unaudited financial statements appearing in Item 1, of this Part 1 ("the Financial Statements"), and the information provided later in Item 2, of this Report. As noted below in this Report, the Company needs to convert into long-term debt, or replace or retire its current long term obligations and raise additional capital to overcome its present illiquidity and commence significant operations.

     The discussion below is also qualified in its entirety by events subsequent to December 31, 1998. On June 14, 1999, the Company divested all interests in its vacation ownership interval ("VOI") properties, in exchange for 2,839,689 shares of the Company's common stock owned by a related party. The Board has determined that it was not in the best interest of the Company to continue operating its VOI properties in Florida or to develop or acquire other VOI properties. The Board's decision resulted from a determination to focus on the Company's primary business of developing and selling single- family property and homes. To further this goal, the Board decided to contribute approximately 257 acres of single-family, multi-family and commercial lots of the Maumelle Property to TradeArk Properties LLC ("TradeArk Properties"). For the contributed Maumelle Property, the Company received a 35.16% membership interest in TradeArk Properties. Management anticipates that during this fiscal year, all residential development and sales will be done through TradeArk Properties and other joint venture partners.

     The Company significantly changed the nature of its business activities from land sales to real estate development and vacation interval operations during the fiscal years ended September

30, 1997 and 1998, although no meaningful development operations have commenced. As a result, the Company's management does not believe the historical financial information presented in the Financial Statements is indicative of likely future results of operations. The Company believes that its ability to generate revenues in the future from real estate development will depend in large part on its ability to extend, replace, convert into long term debt or retire its current short term debt and raise additional capital.

Financial Condition
-------------------

     There continues to be substantial doubt about the Company's ability to continue as a going concern, due to its current illiquidity and uncured defaults in some of its secured debt As discussed in more detail below, the Company obtained $1,395,423 in unsecured short-term debt financing from private sources, ( collectively the "Bridge Loans"), during the three month period ended
December 31, 1998, reflected in $869,189 in cash on hand.   There can be no
assurance, however, that additional financing can be obtained, or that the Company will be able to raise the additional capital needed to satisfy long-term liquidity requirements.(See "LIQUIDITY AND CAPITAL RESOURCES," below).

     Change in Financial Condition Since the End of the Last Fiscal Year.     At
     --------------------------------------------------------------------
December 31, 1998, the Company had total assets of $17,207,408, a decrease of $89,664, or 0.52% over the Company's total assets as of the Company's fiscal year end of September 30, 1998. The Company had cash of $869,189 at December 31, 1998 compared to a cash position of $1,047,021 at September 30, 199, a decrease of $177,832.

     Prepaid assets decreased from $255,400 on September 30, 1998, by $21,211 to $234,189 on December 31, 1998.

     The carrying value of the Company's real estate holdings declined by $272,483 during the three months from $12,579,658 to $12,307,175. One major component of this decrease was the disposition of the Company's interest in OPV Development, Inc. ("OPV"), which resulted in a decrease of $520,008. Additional expenditures were spent on the Company's property in Orlando, Florida, including capitalization of interest of $50,183, totaled $227,159.

     Total liabilities of the Company at December 31, 1998, had increased to $17,411,679, an increase of $715,469 over the September 30, 1998 total of $16,696,210. The current liability for notes payable increased by $4,567,939 during the three month period from September 30, 1998, from $11,261,862 to $15,829,801. This resulted primarily from the reclassification of the Resure Inc. ("Resure"), mortgage payable from long term to short term debt. In addition, the Company increased its unsecured short term notes payable by $1,395,423.

     Accounts payable and accrued expenses decreased by $ 183,248. At September 30,1998 the liability for accounts payable and accrued expenses totaled $1,744,983. At December 31, 1998, the balance was $1,561,735. Accrued interest payable increased by $25,893, from

$440,291 at September 30, 1998 to $466,130 at December 31, 1998. Accrued real estate and special taxes payable decreased from the September 30, 1998 balance of $181,134 to a balance of $86,653 at December 31, 1998, a decrease of $94,481, due to taxes being paid during the quarter.

     Shareholders' Equity decreased by $805,133. The decrease results primarily from an operating loss of $1,033,309 for the three month period ending December 31, 1998, the issuance of 60,000 new shares of the Company's common stock at $4.00 per share, as payment of a financial consulting contract, the issuance of 20,000 new shares at $1.125 per share as payment of services rendered by employees of the Resort subsidiaries and the cancellation of 32,305 shares at $1.062 per share received from the disposition of OPV.

Results of Operations
---------------------

Comparison of Three Months Ended December 31,m 1998  to the Three Months Ended
------------------------------------------------------------------------------
December 31, 1996.    For the three months ended December 31, 1998, the Company
------------------
experienced a net loss of $1,033,309 compared with a loss of $515,102 for the three months ended December 31, 1997. While sales and gross profit from continuing operations were negligible during both periods, general and administrative expenses increased by $199,438, from $427,770 to $627,208, and interest expense increased by $247,746, from $105,093 to $352,839, resulting in the increase in net losses. (See discussion below).

     Sales decreased by $20,000 to $5,000 for the three months ended December 31, 1998, from $25,000 for the three months ended December 31, 1997. During the three months ended December 31, 1997, the Company sold one lot of undeveloped land for $25,000. During the three months ended December 31, 1998, the Company sold a right of way to the Maumelle Water Management in Maumelle, Arkansas for $5,000.

     General and administrative expenses increased by $199,438, to $627,208 for the three months ended December 31, 1998, from $427,770 for the three months ended December 31, 1997. The major reason for the increase was amortization expense, which increased by $224,816 from $78,914 at December 31, 1997 to $303,730 for the three months ended December 31, 1998. This resulted from the costs associated with the acquisition of the short term unsecured loans. Management expenses totaled $89,330 for the three months ended December 31, 1998, an increase of $19,777 from the corresponding expense of $69,553 for the three months ended December 31, 1997. Consulting fees of $99,669 for the three months ended December 31, 1997 decreased by $26,141 to $73,528 for the three months ended December 31, 1998.

     Interest income increased to $10,412 for the three months ended December 31, 1998 from $1,737 for the three months ended December 31, 1997.

     Interest expense increased by $247,746 from 105,093 for the three months ended December 31, 1997 to $352,839 for the three months ended December 31, 1998. The increase resulted from the increase in debt by the Company due to advancement of operating capital to the Florida VOI properties.

     The loss from discontinued operations from the VOI Florida properties of $11,476 for the three months ended December 31, 1997 increased to a loss of $68,674 for the three months ended December 31, 1998. During the period ending December 31, 1997, these operations had sales totaling $276,784, cost of sales of $148,942 and operating expenses, including interest expense of $161,919. During the same period in 1998, sales totaled $401,339, cost of sales were $75,952 and operating expenses, including interest expense were $359,399.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents amount to $869,189 or 5.05% of total assets at December 31,1998, as compared with $1,047,021 at September 30, 1998. The Company's liquidity position at December 31, 1998, is not adequate to meet the Company's liquidity requirements. As of December 31, 1998, the Company owed $203,183 in past due payments to Resure and had $2,858,419 in short-term debt due within the next six months. As of the date of this Report, the Company has approximately $3,600,000 in defaulted debt, and $3,524,456 in short-term debt due within the next six months. The Company's status as a going concern remains in doubt.

     As of December 31, 1998, the Company has borrowed $5,251,295 from private
sources, (the "Bridge Loans").   The majority of the promissory notes evidencing
the Bridge Loans, (the "Bridge Notes") bear interest at a rate of 10.9% per annum and mature nine months from the date of each Note. The Bridge Loans are unsecured, however the Company has provided a guarantee bond to the Bridge Note holders at a cost to the Company of approximately 5% of the gross proceeds received from the Bridge Loans. The Company has also paid the investment banking firm that assisted the Company in obtaining the Bridge Loans a fee equal to 15% of Bridge Loans gross proceeds received.

     The Bridge Notes mature in late third and fourth quarters 1999. In the next fiscal year, the Company intends to replace the notes with long term debt or equity capital. In the interim, Management intends to negotiate with the present note holders to reinvest the Bridge Notes for an additional nine month period. If some or all of the note holders choose not to reinvest, the Company will have to replace the maturing notes with debt or equity capital. There can be no assurances, however, that the Company will be able to obtain the funds necessary to pay the matured Bridge Notes.

     Effective October 15, 1998, Capitol Resorts of Florida, Inc. (the "Florida Resorts Subsidiary") disposed of its interest in the Ocean Villas Property by exchanging the issued and outstanding shares of OPV for 32,305 shares of the Company's voting common stock owned by MLT Management Corporation ("MLT Management"). The exchange agreement between the Florida Resort Subsidiary and unaffiliated third parties, MLT Management, Ocean Palms Resort, Inc., and B&G Acceptance Corp., exchanges OPV's interest in two ground leases plus improvements comprised of the 16 Ocean Villas LTL units, promissory notes arising from the sale of the units and first and second mortgages encumbering the ground leases for the 32,305 shares of the Company's common stock held by MLT Management. The transaction eliminated approximately $519,173 in Company debt.

     On March 29, 1999, a Contribution Agreement was entered into between Capitol Development of Arkansas, Inc. (the Company's "Operating Subsidiary") and Trade Partners, Inc. ("Trade Partners"), an unaffiliated third party, for the purpose of forming TradeArk Properties, an Arkansas limited liability company which will develop and sell real estate. On June 1, 1999, an amendment to the Contribution Agreement was executed by the parties extending the closing date (the "Closing Date") to no later than June 30, 1999. On June 14, 1999, the parties performed all of the terms and obligations of the Contribution Agreement, including the capitalization of TradeArk Properties.

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

     The Operating Subsidiary contributed certain tracts of its Maumelle Property, including 192 acres of single-family lots ("Pine Ridge Tract"); 19 acres of multi-family lots ("Rector Mountain Tract"); 40 acres of commercial lots ("Tract D"); and 6 acres of commercial lots(Tract E"), (collectively known as the "Contributed Maumelle Property"). TradeArk Properties assumed $3,800,000 in debt collateralized by the Contributed Maumelle Property. The fair market value of the Contributed Maumelle Property was determined by the parties to be $8,300,000, which after the assumed debt, represented a capital contribution by the Company of $4,500,000 or a 35.16% membership interest in TradeArk Properties. The transaction eliminated approximately $2,675,000 in Company debt.

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

Separation Plan, Charlie Corporation exchanged 2,839,689 shares of the Company's common stock for all of the issued and outstanding capital stock of Capitol Resorts, Inc. (the "Resort Subsidiary"), and the Florida Resorts Subsidiary, both of which are wholly-owned subsidiaries of the Company. The exchange also included the Resort Subsidiary's solely-owned interest in Capitol Club, Exchange Services, Capitol Resorts International and Entry Resorts Marketing (dissolved May 3, 1999), and the Florida Resorts Subsidiary's solely-owned interest in Capitol SB Development. Under the terms of the Separation Plan, Charlie Corporation assumed the liabilities, including $2,100,000 in related debt, for the Resort Subsidiary and Florida Resorts Subsidiary, effective June 14, 1999.

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

     The Company is current on its debt, except a $3,500,000 recourse note owed to Resure Inc. (the "Resure Note I"), which matures September 1, 1999, and a $200,000 recourse note payable to Davister Corp. (the "Davister Note"), which matured January 9, 1996. As of the date of this Report, the Company has not paid the July 1 and October 1, 1998 payments or the January 1, April 1, and July 1, 1999 payments to Resure for an aggregate past due of amount of $507,955. On April 19, 1999, a foreclosure action was instituted by the Resure Liquidator against the Operating Subsidiary in the Chancery Court of Pulaski County, Arkansas. Resure is seeking to foreclose on approximately 701 acres of the Large Residential Tract of the Maumelle Property that secures the Resure Note I and Developer's Fees. On May 28, 1999, the Operating Subsidiary filed an answer generally denying the claims. The Company is currently negotiating with Resure to retire the liability on a discounted basis and have the lawsuit dismissed. The Company intends to pay off the Resure and Davister Note liabilities from proceeds from the sale of some of the Maumelle Property and/or by obtaining additional equity. There can be no assurance, however, that the Company will prevail in the litigation or that negotiations with Resure will be successful or even if they are that the Company will be able to raise the required funds. See
Part II, ITEM 1, "LEGAL PROCEEDINGS."

     Although the Davister Note has matured, the lender has not demanded payment or instituted collection proceedings. The Company intends to retire this debt in fiscal year 1999, from debt financing or generated revenues. There can be no assurance, however, that the Company will be able to raise the required capital to retire the Davister Note.

     The Company intends to raise operating capital by selling debt and/or equity securities to the public or in private transactions and by the sale of certain portions of the Maumelle Property. There can be no assurance, however, that the Company will be able to raise sufficient funds to cure its defaulted debt obligations and retire its short-term debt, most of which will mature within the next six months. If the Company cannot refinance, restructure or retire this debt or raise additional equity and/or capital, the Company's status as a viable going business concern will remain in doubt.

     In respect to prospective long-term liquidity, the Company intends to generate the bulk of its cash from operations by developing and selling residential lots, initially on the Maumelle Property and by selling additional equity. This assumes that the Company can obtain the necessary financial resources to overcome its present illiquidity.

     Subsequent to the period ended December 31, 1998, on June 30, 1999, the Company sold approximately 30 acres of single-family lots of the Maumelle Property to an unaffiliated third party for a sales price of $535,226. The Company received net proceeds of $146,218 from the sale, after reducing a First Arkansas Bank $1,750,000 commercial revolving line of credit by $364,000.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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



Item 3.   DEFAULTS UPON SENIOR SECURITIES

     The Company incorporates by reference the information regarding defaults of certain debt obligations from Part I, ITEM 2 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION - Liquidity and Capital Resources," and Part II,
ITEM 1, LEGAL PROCEEDINGS."

Item 5.  OTHER INFORMATION.

     The Company incorporates by reference the information in Part I, ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION - Liquidity and Capital Resources."

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


                               CAPITOL COMMUNITIES CORPORATION



Date: July 28, 1999            By: /s/ Michael G. Todd
                                       Michael G. Todd, Chairman,
                                       President and Chief Executive  Officer


Date: July 28, 1999            By: /s/ David Paes
                                       David Paes
                                       Treasurer and Vice President