Form 10QSB
period 1999-03-31
CAPITOL COMMUNITIES CORP
filed 1999-07-30
CIK 915636

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

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

                        CAPITOL COMMUNITIES CORPORATION
                                  Form 10-QSB
                          QUARTER ENDED March 31, 1999

TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.     Financial  Statements
            (Unaudited).......................................................4
       Consolidated Balance Sheet
            March 31, 1999....................................................4
       Consolidated Statement of Cash Flows
            For the Six Months Ended March 31, 1999 and 1998..................6
       Consolidated Statement of Operations
            For the Six Months ended March 31, 1999 and 1998..................8
       Consolidated Statement of Operations
            For the Three Months Ended March 31, 1999 and 1998 ...............9
       Consolidated Statement of stockholders's Equity
            For the Six months ended March 31, 1999..........................10
       Notes to Consolidated Financial Statements March 31, 1999.............11

Item 2.     Management's Discussion And Analysis of Plan of Operation........16

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings................................................23

Item 3.     Defaults Upon Senior Securities..................................24

Item 5.     Other Information................................................24

Item 6.     Exhibits and Reports on Form 8-K.................................24

Signatures...................................................................24


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         --------------------------------

                Capitol Communities Corporation and Subsidiaries
                          Consolidated Balance Sheets
                     March 31, 1999 and September 30, 1998
                                   UNAUDITED

                                     March 31, 1999    September 30,1998
                                     ---------------   ------------------

Current Assets
 Cash in Bank                           $   383,918          $ 1,047,021
 Accounts Receivable                        413,073              462,384
 Notes receivable -Current                  175,982              296,260
 Prepaid Assets                             194,523              255,400
 Inventory                                   35,048               26,575
                                        -----------          -----------
  Total Current Assets                    1,202,544            2,087,640

Plant, Property and Equipment
 Furniture and Equipment,                   131,870              104,055
 net of depreciation

Other Assets
 Land and Real Estate Holdings           13,190,285           12,579,658
 Vacation Club Members                      160,883              185,584
 Deferred Taxes                              69,425               69,425
 Organization Costs                          13,383               14,109
 Other Assets                                65,523               78,043
 Loan origination costs,                    588,512              405,638
 net of amortization
 Notes Receivable - non-current           1,187,588            1,667,638
 Intangible Assets                            9,333                9,583
 Goodwill                                    95,499               95,499
                                        -----------          -----------
  Total Other Assets                     15,380,431           15,105,377

  Total Assets                          $16,714,845          $17,297,072
                                        ===========          ===========

Current Liabilities
 Notes Payable                          $16,113,264          $11,261,862
 Accounts Payable &                       1,638,704            1,744,983
   Deferred Taxes Payable                    14,000               14,000
                                        -----------          -----------
  Total Current Liabilities              17,765,968           13,020,845



Non-Current Liabilities
 Notes Payable                                2,350            3,675,365
                                        -----------          -----------
Total Liabilities                        17,768,318           16,696,210


Shareholders' Equity
 Preferred Stock                                  -                    -
 Common Stock                                76,055               76,245
 Additional Paid in Capital               7,430,038            7,202,339
 Treasury Stock                            (386,258)            (386,258)
 Accumulated Deficit                     (8,173,308)          (6,291,464)

  Total Shareholders' Equity             (1,053,473)             600,862
                                        -----------          -----------
  Total Liabilities and
  Shareholders' Equity                  $16,714,845          $17,297,072
                                        ===========          ===========

                Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                For the Six Months Ended March 31, 1999 and 1998

                                   UNAUDITED

                                                               1999           1998
                                                               ----           ----
Cash Flows from Operating Activities:
     Net Loss                                             $ (1,881,844)    $(1,073,396)
     Amortization                                              646,613         176,391
     Depreciation                                               12,371           3,337
     Adjustments to Reconcile Income
       to Net Cash Used for operating Activities
          (Increase) Decrease in Receivables                    49,311         (19,547)
          (Increase) Decrease in Deposits                                     (386,099)
          (Increase) Decrease in Other Assets                   12,520         (11,988)
          (Increase) Decrease in Real Estate Holdings          197,471        (871,087)
          (Increase) Decrease in Accrued Interest
            Receivable                                                         (27,392)
          (Increase) Decrease in Pre-Paid Assets                60,877        (202,717)
          (Increase) Decrease in Inventory                      (8,473)
          (Increase) Decrease in Accrued Expenses             (106,279)        178,908
          Increase (Decrease) in Deferred Taxes Payable                        (14,000)
          Increase (Decrease) in Accrued Interest
            Payable                                                            150,032
          Other                                                                 (1,019)
                                                           -----------     -----------

     Net Cash Used for Operations                           (1,017,433)     (2,098,577)

Cash Flows from Investing Activities:
     Acquisition of Notes Receivable                          (240,000)     (2,490,137)
     Collection of Notes Receivable                             32,430          97,496
     Acquisition of Furniture and Fixtures                     (40,186)        (44,882)
     Increase (decrease) in loan fees                         (803,810)       (299,836)
                                                           -----------     -----------

     Net cash used in Investing Activities:                 (1,051,566)     (2,737,359)

Cash Flows from Financing Activities
     Increase in Notes Payable                               3,342,054       5,164,589
     Payment of Notes Payable                               (2,163,667)       (700,000)
     Cancellation of Common Stock                                 (667)
     Issuance of Common Stock                                  228,176         368,250
                                                           -----------     -----------


     Net Cash used in Financing Activities                 1,405,896       4,832,839

Net Increase (Decrease) in Cash                             (663,103)         (3,097)

Beginning Cash                                             1,047,021         227,162
                                                     ---------------    ------------

Ending Cash                                          $       383,918    $    224,065
                                                     ===============    ============

                Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Operations
                For the Six Months Ended March 31, 1999 and 1998

                                   UNAUDITED

                                                        1999            1998
                                                    -------------   -------------
Revenues:
     Sales                                          $    305,000    $     25,000
     Hotel Revenue                                             -               -
     Miscellaneous Income                                                 13,288
     Cost of Sales                                        10,422               -
                                                    ------------    ------------

Gross Profit                                        $    294,578    $     38,288
Operating Expenses:
     General & Administrative
     Expenses                                          1,273,900         777,626
                                                    ------------    ------------
Net Income (Loss) Before
     Interest Income                                    (979,322)       (739,338)

Interest Income                                           20,252           2,859
Interest Expense                                        (702,873)       (244,969)
                                                    ------------    ------------

Net Income (Loss) from continuing operations         ($1,661,943)      ($981,448)
                                                    ------------    ------------

Net Income (Loss) from discontinued operations         ($219,901)       ($91,948)
                                                    ------------    ------------

Net Income (Loss) from operations                    ($1,881,844)    ($1,073,396)
                                                    ------------    ------------

Net Income (Loss) per share                             $( 0.271)        $(0.146)
                                                    ============    ============

Weighted average shares outstanding:                   6,952,989       7,366,830
                                                    ============    ============

Dividends per Share                                            0               0
                                                    ------------    ------------


               Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Operations
               For the Three Months Ended March 31, 1999 and 1998

                                   UNAUDITED


                                                       1999          1998
                                                    -----------   -----------
Revenues:
     Sales                                          $  300,000    $        0
     Hotel Revenue                                           -             -
     Miscellaneous Income                                             10,788
     Cost of Sales                                      10,422             -
                                                    ----------    ----------

Gross Profit                                        $  289,578    $   10,788
Operating Expenses:
     General & Administrative
     Expenses                                          646,692       349,856
                                                    ----------    ----------
Net Income (Loss) Before
     Interest Income                                  (357,114)     (339,068)

Interest Income                                          9,840         1,122
Interest Expense                                      (350,034)     (139,876)
                                                    ----------    ----------

Net Income (Loss) from continuing operations         ($697,308)    ($477,822)
                                                    ----------    ----------

Net Income (Loss) from discontinued operations       ($151,227)     ($80,472)
                                                    ----------    ----------

Net Income (Loss) from operations                    ($848,535)    ($558,294)
                                                    ----------    ----------

Net Income (Loss) per share                           $( 0.122)      $(0.076)
                                                    ==========    ==========

Weighted average shares outstanding:                 6,945,526     7,384,500
                                                    ==========    ==========

Dividends per Share                                          0             0
                                                    ----------    ----------


               Capitol Communities Corporation and Subsidiaries
                 Consolidated Statements of Stockholders Equity
                    For the Six Months Ended March 31, 1999
               (Thousands of Dollars, except per share amount)
                                   UNAUDITED


                            Common Stock
                            $0.01 Par Value      Additional
                            ---------------       Paid-in    Treasury   Retained
                            Shares     Amount     Capital     Stock     Earnings     Total
                            ------     ------     -------     -----     --------     -----

Balance at 9/30/98          7,624,500   $76       $7,202      ($386)    ($6,291)    $  601

Additional Stock Issued(Net)  (18,972)            $  228                            $  228

Net (loss) for the six
months ended 3/31/99                                                    ($1,882)   ($1,882)

Balance at 3/31/99          7,605,528   $76       $7,430      ($386)    ($8,173)   ($1,053)

               CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                March 31, 1999
                                --------------

NOTE 1 -  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
          ---------------------------------------------------------

          Background
          ----------
          The consolidated balance sheet at March 31, 1999 and the related statements of operations and cash flows for the six month period ended March 31, 1999, include the accounts of Capitol Communities Corporation and its wholly owned subsidiaries and are unaudited. All inter-company accounts and transactions have been eliminated in consolidation.

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

               CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                March 31, 1999
                                --------------

NOTE 1 -  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
          ---------------------------------------------------------------------

          Earnings/Loss Per Share
          -----------------------
          Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the six months ended March 31, 1999 was 6,952,989 and for the six months ended March 31, 1998 was 7,366,830.

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

NOTE 3 -  SUBSEQUENT EVENTS
          -----------------

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

Financial Condition
-------------------

     There continues to be substantial doubt about the Company's ability to continue as a going concern, due to its current illiquidity and uncured defaults
in some of its secured debt.   As discussed below, the Company obtained
$1,792,928 in unsecured short-term debt financing from private sources (collectively the "Bridge Loans"), during the six month period ended March 31,
1999, reflected in $383,918 in cash on hand.   There can be no assurance,
however, that the Company will be able to raise the additional capital required to cure the defaulted loan and satisfy its long-term liquidity requirements. See "LIQUIDITY AND CAPITAL RESOURCES," below.

     Change in Financial Condition Since the End of the Last Fiscal Year.
     --------------------------------------------------------------------
At March 31, 1999, the Company had total assets of $16,714,845 a decrease of $582,227, or 3.36% over the Company's total assets as of the Company's fiscal year end of September 30, 1998. The Company had cash of $383,918 at March 31, 1999, compared to a cash position of $1,047,021 at September 30, 1998, a decrease of $663,103.

     Prepaid assets decreased from $255,400 on September 30, 1998, by $60,877 to $194,523 on March 31, 1999.

     The carrying value of the Company's real estate holdings increased by $610,627 during the six months from $12,579,658 to $13,190,285. The primary reason for this increase was the result of the reacquisition by the Company of 16 long term lease units ("LTL") at the Ocean Palms Resort located in Pompano Beach, Florida. LTL units reacquired during the period totaled $808,098. Additions to the carrying value of commercial tracts of property in Maumelle, Arkansas totaled $46,235. Additional expenditures were spent on the property located in Orlando, Florida, including capitalization of interest of $68,878, which amounted to $289,476. The disposition of the Company's interest in OPV Development, Inc. ("OPV"), resulted in a decrease of $520,008. The sale of a 7-acre commercial tract in Maumelle, Arkansas resulted in a decrease of $10,422 in carrying value.

     Total liabilities of the Company at March 31, 1999, increased to $17,768,318, an increase of $1,072,108 over the September 30, 1998 total of $16,696,210. The current liability for notes payable increased by $4,851,402 during the six months from $11,261,862 to $16,113,264. This resulted primarily from the reclassification of the Resure, Inc. ("Resure"), mortgage payable from long term to short term debt. In addition, the Company increased its unsecured short term notes payable from $3,855,872 at September 30, 1998 by $1,792,928 to $5,588,800 at March 31, 1999.

     Accounts payable and accrued expenses decreased by $ 106,279. At September 30,1998 the liability for accounts payable and accrued expenses totaled $1,744,983. At March 31, 1999, the balance was $1,638,704. Accrued interest payable increased by $156,018 from $440,291 at September 30, 1998 to $596,309 at March 31, 1999. Accrued real estate and special taxes payable decreased from the September 30, 1998 balance of $181,134 to a balance of $76,816, a decrease of $104,318, at March 31, 1999, due to taxes being paid during the quarter.

     Shareholders' Equity decreased by $1,654,335 or 5.28%. The decrease results from an operating loss of $1,881,844 for the six month period ending March 31, 1999, the issuance of 60,000 new shares of the Company's common stock at $4.00 per share, as payment of a financial consulting contract, the issuance of 20,000 new shares at $1.125 per share as payment of services rendered by employees of the Resort Subsidiaries, the cancellation of 32,305 shares at $1.062 per share received from the disposition of OPV, and the cancellation of 66,667 shares at par, pursuant to the terms of a Settlement Agreement and Mutual Release between the Company and a former employee.

Results of Operations
---------------------

Comparison of Six Months Ended March 31, 1999  to the Six Months Ended March 31,
--------------------------------------------------------------------------------
1998     For the six months ended March 31, 1999, the Company experienced a net
----
loss of $1,881,844 compared with a loss of $1,073,396 for the six months ended March 31, 1998. While sales from continuing operations improved by $280,000 from $25,000 to $305,000, general and administrative expenses increased by $496,274, from $777,626 to $1,273,900, and interest expense increased by $457,904 from $244,969 to $702,873, resulting in the increased net loss. (See discussion below).

     Sales increased by $280,000 to $305,000 for the six months ended March 31, 1999, from $25,000 for the six months ended March 31, 1998. During the six months ended March 31, 1998, the Company sold one parcel of undeveloped land for $25,000. During the six months ended March 31, 1999, revenues of $305,000 resulted from the sale of a right of way to the Maumelle Water Management in Maumelle, Arkansas for $5,000, and from the sale of 7.4 acres of commercial property for $300,000.

     General and administrative expenses increased to $1,273,900 for the six months ended March 31, 1999 from $777,626 for the six months ended March 31, 1998. Management expenses totaled $170,081 for the six months ended March 31, 1999, an increase of $13,839 from the $156,242 expense for the six months ended March 31, 1998. Consulting fees of $108,283 for the six months ended March 31, 1998, increased by $20,931 to $129,214 for the six months ended March 31, 1999. The major reason for the increase in general and administrative expense was amortization expense, which increased by $449,546 from $176,391 at March 31, 1998 to $625,937 for the six months ended March 31, 1999. This resulted from the costs associated with the acquisition of the short term unsecured Bridge Loans.

     Interest income increased from $2,859 for the six months ended March 31, 1998 to $20,252 for the six month period ended March 31, 1999.

     Interest expense increased by $457,904 from $244,969 for the six months ended March 31, 1998 to $702,873 for the six months ended March 31, 1999. The increase resulted from the increase in debt by the Company, primarily due to a substantial amount of debt being advanced to the now discontinued Florida VOI operations.

     The loss from discountinued operations from the VOI Florida properties of $91,948 for the six months ended March 31, 1998 increased to a loss of $219,901 for the six months ended March 31, 1999. During the period ending March 31, 1998 these operations had sales totaling $486,280, cost of sales of $198,678 and operating expenses, including interest expense of $466,614. During the six months ended March 31, 1999, the sales totaled $691,139, cost of sales were $167,630 and operating expenses, including interest expense were $783,344.

Comparison of The Three Months Ended March 31, 1999 to the Three Months Ended
-----------------------------------------------------------------------------
March 31,1998.     For the three  months ended March 31, 1999, the Company
-------------
experienced a net loss of $848,535 compared with a loss of $558,294 for the three months ended March 31, 1998. While sales from continuing operations improved by $300,000, general and administrative expenses increased by $296,836 from $349,856 to $646,692, and interest expense increased by $210,158 from $139,876 to $350,034, resulting in the increase in net loss.

     Sales increased by $300,000 for the three months ended March 31, 1999 from $0 for the three months ended March 31, 1998. During the period, the Company sold a parcel of 7.4 acres of commercial property for $300,000.

      General and administrative expenses increased to $646,692 for the three months ended March 31, 199 from $349,856 in the three months ended March 31, 1998. Management fees for the period ended March 31, 1999 amounted to $80,751, a decrease of $5,938 from the $86,689 expense for the three months ended March 31, 1998. Consulting fees of $9,001 for the three months ended March 31, 1998 increased by $46,685 to $55,686 for the three months ended March 31, 1999. The major reason for the increase in general and administrative expenses was amortization expense which increased by $224,730 from $97,477 for the three months ended March 31, 1998 to $322,207 for the three months ended March 31, 1999. This resulted from the acquisition costs associated with the short term unsecured Bridge Loans.

     Interest income increased from $1,122 for the three month period ended March 31, 1998, to $9,840 for the three month period ended March 31, 1999.

     Interest expense increased by $210,158 from $139,876 for the three months ended March 31, 1998 to $350,034 for the three months ended March 31, 1999. The increase resulted from the increase in debt by the Company, due to the advancement of operating capital to the now discontinued Florida VOI operations.

     The loss from discontinued operations of $80,472 for the three months ended March 31, 1998 increased to a loss of $151, 227 for the three months ended March 31, 1999. During the three months ending March 31, 1998 these operations had sales totaling $209,496, cost of sales $49,736 and operating expenses, including interest expense of $304,695. During the three months ended March 31, 1999, the sales totaled $289,800, cost of sales were $91,678 and operating expenses, including interest expense, were $378,945.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents amount to $383,918 or 2.30% of total assets at March 31, 1999, as compared with $1,047,021 at September 30,1998. The Company's liquidity position at March 31, 1999, is not adequate to meet the Company's liquidity requirements. As of March 31, 1999, the Company owed $304,774 in past due payments to Resure and had $3,634,307 in short-term debt due within the next six months. As of the date of this Report, the Company has approximately $3,600,000 in defaulted debt and $3,524,456 in short-term debt due within the next six months. The Company's status as a going concern remains in doubt.

     As of March 31, 1999, the Company has borrowed $5,588,800 from private
sources, (the "Bridge Loans").   The majority of the promissory notes evidencing
the Bridge Loans, (the "Bridge Notes") bear interest at a rate of 10.9% per annum and mature nine months from the date of each Note. The Bridge Loans are unsecured, however the Company has provided a guarantee bond to the Bridge Note holders at a cost to the Company of approximately 5% of the gross proceeds received from the Bridge Loans. The Company has also paid the investment banking firm that assisted the Company in obtaining the Bridge Loans a fee equal to 15% of Bridge Loans gross proceeds received.

     The Bridge Notes mature in late third and fourth quarters 1999. In the next fiscal year, the Company intends to replace the notes with long term debt or equity capital. Management intends to negotiate with the present note holders to reinvest the Bridge Notes for an additional nine month period. If some or all of the note holders choose not to reinvest, the Company will have to replace the maturing notes with debt or equity capital. There can be no assurance, however, that the Company will be able to obtain the funds necessary to pay the matured Bridge Notes.

     Effective October 15, 1998, Capitol Resorts of Florida Inc. (the "Florida Resorts Subsidiary") disposed of its interest in the Ocean Villas Property by exchanging the issued and outstanding shares of OPV for 32,305 shares of the Company's voting common stock owned by MLT Management Corporation ("MLT Management"). The exchange agreement between the Florida Resort Subsidiary and unaffiliated third parties, MLT Management, Ocean Palms Resort, Inc., and B&G Acceptance Corp., exchanges OPV's interest in two ground leases plus improvements comprised of the 16 Ocean Villas LTL units, promissory notes arising from the sale of the units, and first and second mortgages encumbering the ground leases for the 32,305 shares of the Company's common stock held by MLT Management. The transaction eliminated approximately $519,173 in Company debt.

     On March 29, 1999, a Contribution Agreement was entered into between Capitol Development of Arkansas, Inc. (the "Operating Subsidiary"), and Trade Partners, Inc. ("Trade Partners"), an unaffiliated third party, for the purpose of forming TradeArk Properties, LLC ("TradeArk Properties"), an Arkansas limited liability company which will develop and sell real estate. On June 1, 1999, an amendment to the Contribution Agreement was executed by the parties extending the closing date (the "Closing Date") to no later than June 30, 1999. On June 14, 1999, the parties performed all of the terms and obligations of the Contribution Agreement, including the capitalization of TradeArk Properties.

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

     The Company is current on its debt, except for a $3,500,000 recourse note owed to Resure Inc. (the "Resure Note I"), which matures September 1, 1999, and a $200,000 recourse note payable to Davister Corp. (the "Davister Note"), which matured January 9, 1996. As of the date of this Report, the Company has not paid the July 1 and October 1, 1998 payments or the January 1, April 1, and July 1, 1999 payments to Resure for an aggregate past due of amount of $507,955. On April 19, 1999, a foreclosure action was instituted by the Resure Liquidator against the Operating Subsidiary in the Chancery Court of Pulaski County, Arkansas. Resure is seeking to foreclose on approximately 701 acres of the Large Residential Tract of the Maumelle Property that secures the Resure Note I and Developer's Fees. On May 28, 1999, the Operating Subsidiary filed an answer generally denying the claims. The Company is currently negotiating with Resure to retire the liability on a discounted basis and have the lawsuit dismissed. The Company intends to pay off the Resure and Davister Note liabilities from proceeds from the sale of some of the Maumelle Property and/or by obtaining additional equity. There can be no assurance, however, that the Company will prevail in the litigation or that negotiations with Resure will be successful or even if they are that the Company will be able to raise the required funds. See
Part II, ITEM 1, "LEGAL PROCEEDINGS."

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

     Subsequent to the period ended March 31, 1999, on June 30, 1999, the Company sold approximately 30 acres of single-family lots of the Maumelle Property to an unaffiliated third party for a sales price of $535,226. The Company received net proceeds of $146,218 from the sale, after reducing a First Arkansas Bank $1,750,000 commercial revolving line of credit by $364,000.

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


                                        CAPITOL COMMUNITIES CORPORATION



Date: July 30, 1999                     By: /s/ Michael G. Todd
                                                Michael G. Todd, Chairman,
                                                President and Chief Executive
                                                Officer


Date: July 30, 1999                      By: /s/ David Paes
                                                 David Paes
                                                 Treasurer and Vice President