Form 10QSB
period 1999-06-30
CAPITOL COMMUNITIES CORP
filed 1999-08-26
CIK 915636

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999

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

[ ] YES [X] NO

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock ($.01 Par Value)                     4,090,361
     (Title of Class)               Shares Outstanding as of August 15,1999

Transitional Small Business Disclosure Format: [ ] YES [X] NO

                        CAPITOL COMMUNITIES CORPORATION
                                  Form 10-QSB
                          QUARTER ENDED June 30, 1999

 TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.     Financial  Statements
            (Unaudited)...................................................  3
       Consolidated Balance Sheet
            June 30, 1999.................................................  3
       Consolidated Statement of Cash Flows
            For the Nine Months Ended June 30, 1999 and 1998..............  4
       Consolidated Statement of Operations
            For the Nine Months ended June 30, 1999 and 1998..............  5
       Consolidated Statement of Operations
            For the Three Months Ended June 30, 1999 and 1998.............  6
       Consolidated Statement of stockholders's Equity
            For the Nine months ended June 30, 1999.......................  7
       Notes to Consolidated Financial Statements June 30, 1999...........  8

Item 2.     Management's Discussion And Analysis of Plan of Operation..... 12

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings............................................. 19

Item 3.     Defaults Upon Senior Securities............................... 19

Item 5.     Other Information............................................. 20

Item 6.     Exhibits and Reports on Form 8-K.............................. 20

Signatures................................................................ 20

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         --------------------------------

                Capitol Communities Corporation and Subsidiaries
                          Consolidated Balance Sheets
                      June 30, 1999 and September 30, 1998
                                   UNAUDITED

                                         June 30, 1999    September 30,1998
                                         --------------   ------------------
Current Assets
    Cash in Bank                           $ 1,160,668          $ 1,047,021
    Accounts Receivable                        354,237              462,384
    Notes receivable -Current                        -              296,260
    Prepaid Assets                              50,887              255,400
    Inventory                                                        26,575
                                           -----------          -----------
        Total Current Assets                 1,565,792            2,087,640

Plant, Property and Equipment
    Furniture and Equipment,                    25,715              104,055
    net of depreciation

Other Assets
    Land and Real Estate Holdings            5,505,640           12,579,658
    Investment in Trade Ark Properties       4,626,208
    Vacation Club Members                                           185,584
    Deferred Taxes                              69,425               69,425
    Organization Costs                                               14,109
    Other Assets                                78,043
    Loan origination costs,                    658,857              405,638
    net of amortization
    Notes Receivable - non-current             204,000            1,667,638
    Intangible Assets                            9,583
    Goodwill                                    95,499
                                           -----------          -----------
        Total Other Assets                  11,064,130           15,105,377

        Total Assets                       $12,655,637          $17,297,072
                                           ===========          ===========
Current Liabilities
    Notes Payable                          $11,871,288          $11,261,862
    Accounts Payable &                       1,226,488            1,744,983
    Deferred Taxes Payable                      14,000               14,000
                                           -----------          -----------
        Total Current Liabilities           13,111,776           13,020,845

Non-Current Liabilities
    Notes Payable                                2,350            3,675,365
                                           -----------          -----------
Total Liabilities                           13,114,126           16,696,210


Shareholders' Equity
    Preferred Stock                                  -                    -
    Common Stock                                76,300               76,245
    Additional Paid in Capital              12,095,075            7,202,339
    Treasury Stock                          (4,830,176)            (386,258)
    Accumulated Deficit                     (7,799,688)          (6,291,464)

      Total Shareholders' Equity              (458,489)             600,862
                                           -----------          -----------
      Total Liabilities and
      Shareholders' Equity                 $12,655,637          $17,297,072
                                           ===========          ===========

                Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                For the Nine Months Ended June 30, 1999 and 1998

                                   UNAUDITED

                                                                 1999            1998
                                                                 ----            ----
Cash Flows from Operating Activities:
     Net Loss                                               $(2,778,755)    $(2,272,527)
     Amortization                                             1,018,090         337,507
     Depreciation                                                 5,790           9,705
     Adjustments to Reconcile Income
       to Net Cash Used for operating Activities
          (Increase) Decrease in Receivables                   (203,578)       (218,084)
          (Increase) Decrease in Deposits                         2,144
          (Increase) Decrease in Other Assets                    58,626        (210,555)
          (Increase) Decrease in Real Estate Holdings            86,736      (3,070,596)
          (Increase) Decrease in Accrued Interest
            Receivable                                                          (29,249)
          (Increase) Decrease in Pre-Paid Assets                   (349)        (71,524)
          (Increase) Decrease in Inventory                                      (35,107)
          (Increase) Decrease in Accrued Expenses              (128,495)        436,608
          Increase (Decrease) in Deferred Taxes Payable                         (14,000)
          Increase (Decrease) in Accrued Interest
            Payable                                                             186,594
          Other
                                                            -----------     -----------

     Net Cash Used for Operations                            (1,941,935)     (4,949,084)

Cash Flows from Investing Activities:
     Acquisition of Notes Receivable                           (240,000)     (2,490,137)
     Collection of Notes Receivable                              36,000         132,341
     Acquisition of Furniture and Fixtures                                      (93,951)
     Increase (decrease) in loan fees                        (1,176,580)       (660,218)
                                                            -----------     -----------

     Net cash used in Investing Activities:                  (1,380,580)     (3,111,965)

Cash Flows from Financing Activities
     Increase in Notes Payable                                7,136,966      10,135,884
     Payment of Notes Payable                                (7,552,409)     (1,769,363)
     Cash From Trade Ark Investment                           3,673,792
     Re-acquisition of Common Stock                             (21,679)       (386,259)
     Issuance of Common Stock                                   240,437         631,495
                                                            -----------     -----------

     Net Cash used in Financing Activities                    3,477,107       8,611,757

Net Increase (Decrease) in Cash                                 154,592         550,708

Beginning Cash                                                1,006,076         227,162
                                                            -----------     -----------

Ending Cash                                                 $ 1,160,668     $   770,870
                                                            ===========     ===========

                Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Operations
                For the Nine Months Ended June 30, 1999 and 1998

                                   UNAUDITED

                                                        1999            1998
                                                        ----            ----
Revenues:
     Sales                                              $840,226         $25,000
     Hotel Revenue                                             -               -
     Miscellaneous Income                                 11,550
     Cost of Sales                                       152,360               -
                                                     -----------     -----------

Gross Profit                                            $687,866         $36,550
Operating Expenses:
     General & Administrative
     Expenses                                          1,992,000       1,408,936
                                                     -----------     -----------
Net Income (Loss) Before
     Interest Income                                  (1,304,134)     (1,372,386)

Interest Income                                           26,893           2,859
Interest Expense                                      (1,088,489)       (445,351)
                                                     -----------     -----------

Net Income (Loss) from continuing operations         ($2,365,730)    ($1,814,878)
                                                     -----------     -----------

Net Income (Loss) from discontinued operations         ($413,025)       (457,649)
                                                     -----------     -----------

Net Income (Loss) from operations                    ($2,778,755)    ($2,272,527)
                                                     -----------     -----------

Net Income (Loss) per share                             $( 0.412)        $(0.315)
                                                     ===========     ===========

Weighted average shares outstanding:                   6,738,929       7,205,559
                                                     ===========     ===========
Dividends per Share                                            0               0
                                                     -----------     -----------

               Capitol Communities Corporation and Subsidiaries
                     Consolidated Statements of Operations
               For the Three Months Ended June 30, 1999 and 1998

                                   UNAUDITED

                                                       1999           1998
                                                       ----           ----
Revenues:
     Sales                                            $535,226              $0
     Hotel Revenue                                           -               -
     Miscellaneous Income                                    -
     Cost of Sales                                     141,938               -
                                                     ---------     -----------

Gross Profit                                         $ 393,288     $        -
Operating Expenses:
     General & Administrative
     Expenses                                          718,100         631,310
                                                     ---------     -----------
Net Income (Loss) Before
     Interest Income                                  (324,812)       (631,310)

Interest Income                                          6,641               -
Interest Expense                                      (385,616)       (200,382)
                                                     ---------     -----------

Net Income (Loss) from continuing operations         ($703,787)      ($831,692)
                                                     ---------     -----------

Net Income (Loss) from discontinued operations       ($193,124)      ($313,658)
                                                     ---------     -----------

Net Income (Loss) from operations                    ($896,911)    ($1,145,350)
                                                     ---------     -----------

Net Income (Loss) per share                           $( 0.140)        $(0.166)
                                                     =========     ===========

Weighted average shares outstanding:                 6,406,781       6,885,951
                                                     =========     ===========

Dividends per Share                                          0               0
                                                     ---------     -----------

               Capitol Communities Corporation and Subsidiaries
                 Consolidated Statements of Stockholders Equity
                    For the Nine Months Ended June 30, 1999
               (Thousands of Dollars, except per share amount)
                                   UNAUDITED

                                 Common Stock
                                 $0.01 Par Value      Additional
                                 -----------------     Paid-In      Treasury  Retained
                                 Shares     Amount     Capital       Stock    Earnings    Total
                                 ------     ------     -------       -----    --------    -----
Balance at 9/30/98              7,624,500     $ 76     $7,202        ($386)    ($6,291)    $601

Additional Stock Issued(Net)      104,522     $  1     $  274                              $275

Stock Canceled                    (98,972)   ($1)        ($34)                             ($35)

Trade Ark Investment                                   $4,653                            $4,653

Resorts Spin Off                (2,839689)                         ($4,444)       $858  ($3,586)

Net (loss) for the nine
months ended 6/30/99                                                           ($2,366) ($2,366)

Balance at 6/30/99              4,790,361     $76     $12,095      ($4,830)    ($7,799)   ($458)

               CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 June 30, 1999
                                 -------------

NOTE 1   -   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
             ---------------------------------------------------------

             Background
             ----------
             The consolidated balance sheet at June 30, 1999 and the related statements of operations and cash flows for the nine month period ended June 30, 1999, include the accounts of Capitol Communities Corporation and its wholly owned subsidiaries and are unaudited. All inter-company accounts and transactions have been eliminated in consolidation.

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

               CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 June 30, 1999
                                 -------------

NOTE 1 -  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
          --------------------------------------------------------------------

          Earnings/Loss Per Share
          -----------------------
          Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the nine months ended June 30, 1999 was 6,738,929 and for the nine months ended June 30, 1998 was 7,205,559.

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

          On March 29, 1999, a Contribution Agreement was entered into between the company's subsidiary and Trade Partners, Inc., for the purpose of forming TradeArk Properties, LLC, a Michigan limited liability company to develop and sell real estate. The transaction was completed effective June 14, 1999.

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

     The discussion below is also qualified in its entirety by events occuring in the thrid quarter ended June 30, 1999, as dicussed below. On June 14, 1999, the Company divested all interests in its vacation ownership interval ("VOI") properties, in exchange for 2,839,689 shares of the Company's common stock owned by a related party. The Board has determined that it was not in the best interest of the Company to continue operating its VOI properties in Florida or to develop or acquire other VOI properties. The Board's decision resulted from a determination to focus on the Company's primary business of developing and selling single- family property and homes. To further this goal, the Board decided to contribute approximately 257 acres of single-family, multi-family and commercial lots of the Maumelle Property to TradeArk Properties LLC ("TradeArk Properties"). For the contributed Maumelle Property, the Company received a 35.16% membership interest in TradeArk Properties. Management anticipates that during this fiscal year, all residential development and sales will be done through TradeArk Properties and other joint venture partners.

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

Financial Condition
-------------------

     There continues to be substantial doubt about the Company's ability to continue as a going concern, due to its current illiquidity and uncured defaults in some of its secured debt. As discussed below, the Company obtained $2,613,370 in unsecured short-term debt financing from private sources (collectively the "Bridge Loans"), during the nine month period ended June 30, 1999, reflected in $1,160,668 in cash on hand. There can be no assurance, however, that the Company will be able to raise the additional capital required to cure the defaulted loan and satisfy its long-term liquidity requirements. See "LIQUIDITY AND CAPITAL RESOURCES," below.

     Change in Financial Condition Since the End of the Last Fiscal Year.
     --------------------------------------------------------------------
At June 30, 1999, the Company had total assets of $12,655,637 a decrease of $4,641,435, or 26.83% over the Company's total assets as of the Company's fiscal year end of September 30, 1998. The Company had cash of $1,160,668 at June 30, 1999, compared to a cash position of $1,047,021 at September 30, 1998, a decrease of $113,647.

     Prepaid assets decreased from $255,400 on September 30, 1998, by $204,513 to $50,887 on June 30, 1999.

     The carrying value of the Company's real estate holdings increased by $7,074,018 during the nine months from $12,579,658 to $5,505,640. The major decreases resulted from the disposition of Capitol Resorts, Inc., and Capitol Resorts of Florida, Inc. (the "Resorts Subsidiaries"), and the contribution of certain portions of real property (the "Contributed Maumelle ") with a book value of $3,113,556 at September 30, 1998. Of these holdings, the disposition of the Company's interest in OPV Development, Inc. ("OPV") in October, 1998, resulted in a decrease of $520,008. The Contributed Maumelle Property contributed to Trade Ark Properties had a book value of $3,581,355 at September 30, 1998. The sale of a 7-acre commercial tract in Maumelle, Arkansas resulted in a decrease of $10,422 in book value. The sale of a 30 acre residential site in Maumelle resulted in a decrease of $141,938 in book value. See "LIQUIDITY AND CAPITAL RESOURCES," below.

     Total liabilities of the Company at June 30, 1999, decreased to $13,114,126, a decrease of $3,582,084 over the September 30, 1998 total of $16,696,210. The current liability for notes payable increased by $609,426 during the nine months from $11,261,862 to $11,871,288. This resulted primarily from the reclassification of the Resure, Inc. ("Resure"), mortgage payable from long term to short term debt. In addition, the Company increased its unsecured short term notes payable from $3,855,872 at September 30, 1998 by $2,613,370 to $6,469,242 at June 30, 1999.

     Accounts payable and accrued expenses decreased by $ 518,495. At September 30,1998, the liability for accounts payable and accrued expenses totaled $1,744,983. At June 30, 1999, the balance was $1,226,488. Accrued interest payable increased by $170,011 from $440,291 at September 30, 1998 to $610,302 at June 30, 1999.
Accrued real estate and special taxes payable decreased from the September 30, 1998 balance of $181,134 to a balance of $12,811, a decrease of $168,323, at June 30, 1999, primarily due to taxes being paid during the period.

     Shareholders' Equity decreased by $1,059,351. The decrease results from the combination of the loss from the continuing operations of $2,365,730 for the nine month period ending June 30, 1999, the issuance of 60,000 new shares of the Company's common stock at $4.00 per share, as payment of a financial consulting contract, the issuance of 20,000 new shares at $1.125 per share as payment for services rendered by employees of the Resort Subsidiaries, the cancellation of 32,305 shares at $1.062 per share received from the disposition of OPV, and the cancellation of 66,667 shares at par, pursuant to the terms of a Settlement Agreement and Mutual Release between the Company and a former employee and the issuance of 24,522 shares at $0.50 per share as payment of consulting fees. The transaction establishing the Trade Ark Properties provided $4,653,021 in additional paid in capital. The spin-off of the Resorts Subsidiaries resulted in the acquisition of 2,839,689 shares of Treasury Stock at a value of $4,443,917 and the removal of a negative Retained Earnings of $857,506 from the Consolidated Statements, resulting in a net decrease of $3,586,411.

Results of Operations
---------------------

Comparison of Nine Months Ended June 30, 1999  to the Nine Months Ended June 30,
--------------------------------------------------------------------------------
1998 For the nine months ended June 30, 1999, the Company experienced a net
----
loss of $2,778,755 compared with a loss of $2,272,527 for the nine months ended June 30, 1998. While sales from continuing operations improved by $815,226 from $25,000 to $840,226, general and administrative expenses increased by $583,064, from $1,408,936 to $1,992,000, and interest expense increased by $643,138 from $445,351 to $1,088,489, resulting in the increased net loss. (See discussion below).

     Sales increased by $815,226 to $840,226 for the nine months ended June 30, 1999, from $25,000 for the nine months ended June 30, 1998. During the nine months ended June 30, 1998, the Company sold one parcel of undeveloped land for $25,000. During the nine months ended June 30, 1999, revenues of $5,000 resulted from the sale of a right-of way to the Maumelle Water Management in Maumelle, Arkansas, revenues from the sale of 7.4 acres of commercial property for $300,000 and revenues of $535,226 from the sale of a 29 acre tract zoned for residential use.

     General and administrative expenses increased to $1,992,000 for the nine months ended June 30, 1999 from $1,408,936 for the nine months ended June 30, 1998. Management expenses totaled $266,467 for the nine months ended June 30, 1999, a decrease of $17,426 from the $240,893 expense for the nine months ended June 30, 1998. Consulting fees of $312,470 for the nine months ended June 30, 1998, decreased by $115,209 to $197,261 for the nine months ended June 30, 1999. The major reason for the increase in general and administrative expense was amortization expense, which increased by $694,639 from $323,451 at June 30, 1998 to $1,018,090 for the nine months ended June 30, 1999. This resulted from the costs associated with the acquisition of the short term unsecured Bridge Loans.

     Interest income increased from $2,859 for the nine months ended June 30, 1998 to $26,893 for the nine month period ended June 30, 1999.

     Interest expense increased by $643,138 from $445,351 for the nine months ended June 30, 1998 to $1,088,489 for the nine months ended June 30, 1999. The increase resulted from the increase in debt by the Company, even though a substantial amount of the debt was advanced to the now discontinued Florida operations.

     The loss from discountinued operations from the VOI Florida properties of $457,649 for the nine months ended June 30, 1998 decreased to a loss of $413,025 for the nine months ended June 30, 1999. During the period ending June 30, 1998, these operations had sales totaling $691,139, cost of sales of $167,630 and operating expenses, including interest expense of $738,344. During the nine months ended June 30, 1999, the sales totaled $1,019,042, cost of sales were $258,618 and operating expenses, including interest expense were $1,142,222.

Comparison of The Three Months Ended June 30, 1999 to the Three Months Ended
----------------------------------------------------------------------------
June 30,1998. For the three  months ended June 30, 1999, the Company
------------
experienced a net loss of $896,911 compared with a loss of $1,145,350 for the three months ended June 30, 1998. While sales from continuing operations improved by $535,226, general and administrative expenses increased by $86,790 from $631,310 to $718,100, and interest expense increased by $185,234 from $200,382 to $385,616, resulting in the decrease in net loss.

     Sales increased by $535,226 for the three months ended June 30, 1999 from $0 for the three months ended June 30, 1998. During the period ended June 30, 1999, the Company sold a parcel of 29 acres of residential property for $535,226.

      General and administrative expenses increased to $718,100 for the three months ended June 30, 1999 from $631,310 in the three months ended June 30, 1998. Management fees for the period ended June 30, 1999 amounted to $63,386, a decrease of $5,938 from the $84,651 expense for the three months ended June 30, 1998. Consulting fees of $204,187 for the three months ended June 30, 1998 decreased by $136,140 to $68,047 for the three months ended June 30, 1999. The major cause for the increase in general and administrative expenses was amortization expense which increased by $245,093 from $147,060 for the three months ended June 30, 1998 to $392,153 for the three months ended June 30, 1999. This resulted from the acquisition costs associated with the short term unsecured Bridge Loans.

     Interest income increased from $0 for the three month period ended June 30, 1998, to $6,641 for the three month period ended June 30, 1999.

     Interest expense increased by $185,234 from $200,382 for the three months ended June

30, 1998 to $385,616 for the three months ended June 30, 1999. The increase resulted from the increase in debt by the Company, even though a substantial amount of the proceeds from that debt was advanced to the now discontinued Florida VOI operations.

     The loss from discontinued operations of $313,658 for the three months ended June 30, 1998 decreased to a loss of $193,124 for the three months ended June 30, 1999. During the three months ending June 30, 1998 these operations had sales totaling $387,842, cost of sales $147,094 and operating expenses, including interest expense of $676,822. During the three months ended June 30, 1999, the sales totaled $327,903, cost of sales were $90,908 and operating expenses, including interest expense, were $403,878.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents amount to $1,160,668 or 9.17% of total assets at June 30, 1999, as compared with $1,047,021 at September 30,1998. The Company's liquidity position at June 30, 1999, is not adequate to meet the Company's liquidity requirements. As of June 30, 1999, the Company owed $507,955 in past due payments to Resure and had $3,701,006 in short-term debt due within the next six months. As of the date of this Report, the Company has approximately $3,600,000 in defaulted debt and $3,788,107 in short-term debt due within the next six months. The Company's status as a going concern remains in doubt.

     As of June 30, 1999, the Company has borrowed $6,469,242 from private
sources, (the "Bridge Loans").   The majority of the promissory notes evidencing
the Bridge Loans, (the "Bridge Notes") bear interest at a rate of 10.9% per annum and mature nine months from the date of each Note. The Bridge Loans are unsecured, however the Company has provided a guarantee bond to the Bridge Note holders at a cost to the Company of approximately 5% of the gross proceeds received from the Bridge Loans. The Company has also paid the investment banking firm that assisted the Company in obtaining the Bridge Loans a fee equal to 15% of Bridge Loans gross proceeds received.

     The Bridge Notes mature primarily in the late third and fourth quarter of 1999 and in the first quarter of 2000 . In the next fiscal year, the Company intends to replace the notes with long term debt or equity capital. Management intends to negotiate with the present note holders to reinvest the Bridge Notes for an additional nine month period. If some or all of the note holders choose not to reinvest, the Company will have to replace the maturing notes with debt or equity capital. There can be no assurance, however, that the Company will be able to obtain the funds necessary to pay the matured Bridge Notes.

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

     The parties determined that the fair market value of the stock in the Resorts Subsidiary and the Florida Resorts Subsidiary was $3,586,411 and the fair market value of the Company's stock was $3,586,411. The Company is holding the 2,839,689 shares as treasury shares.

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


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   EXHIBITS

     EXHIBITS

      11 Statement re: computation of per share earnings

      27 Financial Data Schedule

      b)  REPORTS ON FORM 8-K

      The Company filed a 8K with the Securities and Exchange Commission on June 28, 1999.


                                    SIGNATURES

August 24, 1999                        CAPITOL COMMUNITIES CORPORATION


                                       By: /s/ Michael G. Todd
                                           Michael G. Todd
                                           President and Chief Executive Officer


Date: August 24, 1999                  By: /s/ David Paes
                                           David Paes
                                           Treasurer and Vice President