Form 10KSB
period 1999-09-30
CAPITOL COMMUNITIES CORP
filed 1999-12-29
CIK 915636

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the fiscal year ended September 30, 1999

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The following officers, directors, and beneficial owners of 10% or more of the Company's Common Stock were delinquent in filing an Annual Statement of Changes in Beneficial Ownership on Form 5: Michael G. Todd, Herbert Russell, John W. DeHaven, and David R. Paes. The Form 5 was filed late by the above officers, directors and beneficial owners.

     State the issuer's revenues for its most recent fiscal year. $9,194,281.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such, as of a specified date within the past 60 days. $298,352.75 based on the average of the bid and asked obtained from the National Quotation Bureau, Inc. ("NQB") on December 1, 1999.

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 4,090,000 common stock shares, as of December 1, 1999.


                      DOCUMENTS INCORPORATED BY REFERENCE
NONE

     Transitional Small Business Disclosure Format YES [ ] NO [X]

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS .........................................   4
--------------------------

PART I

ITEM 1.     DESCRIPTION OF BUSINESS ................................   4

ITEM 2.     DESCRIPTION OF PROPERTY.................................  19

ITEM 3.     LEGAL PROCEEDINGS.......................................  34

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....  34


PART II.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.....................................  35

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION.......................................  36

ITEM 7.     FINANCIAL STATEMENTS....................................  48

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE..................  48

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
            AND CONTROL PERSONS; COMPLIANCE WITH
            SECTION 16(a)OF THE EXCHANGE ACT........................  48

ITEM 10.    EXECUTIVE COMPENSATION..................................  50

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT...................................  52

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS............................................  53

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K........................  55

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 6 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION --Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to, (1)cure its current severe liquidity problems caused by its current short-term debt obligations, and (2) to raise sufficient capital to commence meaningful operations. If the Company cannot restructure, or retire its current debt, the Company's status as a viable going concern will remain in doubt. There can be no assurance that the Company will be able to raise sufficient capital to cure its liquidity problems and pursue the business objectives discussed herein. Capitol Communities Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation those identified in the "Risk Factors" section of the Company's Registration Statement filed with the Securities and Exchange Commission (the "SEC") in September 1996 on Form 10-SB.

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

     In February 1994, PetroSource transferred the majority of its shares of Predecessor Corporation common stock to Prescott Investments Limited
Partnership, a Nevada limited partnership   ("Prescott LP"), and Charlie
Corporation, a Nevada corporation ("Charlie Corporation"), both of which were then affiliates of Michael G. Todd. The shares were transferred as payment for public relations services provided by Prescott LP and Charlie Corporation to the Predecessor Corporation. Herbert E. Russell and John W. DeHaven as trustee and beneficiary of Charlie Corporation, respectively, were affiliates of Michael G. Todd until June 14, 1999, when Charlie Corporation exchanged its interest in the Company for certain of the Company's assets. See discussion below, ITEM 2, "DESCRIPTION OF PROPERTY," and ITEM 11, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

     On February 15, 1994, the Operating Subsidiary purchased approximately 2,041 acres of land in Maumelle, Arkansas (the "Maumelle Property") from Century Realty, Inc. ("Century") for an aggregate purchase price of $8,430,000. The purchase price was comprised of $1,693,000 paid in cash at the closing of the sale and a promissory note payable to Century in the original principal amount of $6,737,000, secured by a first priority security interest in a portion of the Maumelle Property. The cash paid at the closing was obtained from the proceeds of Maumelle Property lot sales to third parties that occurred concurrently with the Operating Subsidiary's acquisition of the Maumelle Property. Since purchasing the Maumelle Property, the Operating Subsidiary has sold, as of September 30, 1999, approximately 600 acres of the Maumelle Property, for aggregate gross sales proceeds of $15,440,012 (including the contribution discussed below). In June, 1999, the Company contributed 258 acres of the Maumelle Property to TradeArk Properties, LLC ("TradeArk Properties")for a 35.16% interest. See discussion below, and ITEM 2, DESCRIPTION OF PROPERTY- - TradeArk Properties," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - - Certain Capital Raising Transactions."

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

     The Operating Subsidiary refinanced its $6,737,000 Century promissory note in September 1995 by (a) borrowing $3,500,000 from Resure, Inc., an Illinois Insurance Exchange member syndicate ("Resure"), to make a cash payment of $2,500,000 to Century (the "Resure Loan I"), (b) issuing two promissory notes to Century, in the amount of $1,400,000 (the "Century Note I") and $350,000 (the "Century Note II"), respectively, to replace the original Century promissory note, and (c) issuing 700,000 shares of Common Stock to Century. In consideration of the cash payment, promissory notes, and stock, Century released all of the real property securing the original promissory note and accepted approximately 36 acres of Maumelle Property commercial lots as collateral to secure the $1,400,000 Century Note I. The Resure Loan I was evidenced by a promissory note (the "Resure Note I") which is secured by approximately 701 acres of the Maumelle Property residential acreage. Effective September 30, 1997, the Company entered into a settlement agreement with Century (the "Century Settlement Agreement) to cancel the Century Note I and Century Note II in exchange for the delivery of a deed to 36 acres of the commercial Maumelle Property and an additional 3.8 acres of commercial land in Maumelle, Arkansas (the "Corner Tract") that the Company acquired on May 7, 1997. On April 17, 1998, the Operating Subsidiary exercised its option under the Century Settlement to purchase the 36 acres of commercial property, the 3.8 acre Corner Tract, and 700,000 shares of the Company's voting common stock owned by Century, for a total purchase price of $2,132,057. The Company holds the common stock as Treasury Shares.

     Concurrently with the Resure Loan I, Resure issued to the Operating Subsidiary a subordinated surplus debenture in the original principal amount of $3,500,000 (the "Resure Debenture"). As consideration for the Resure Debenture, the Operating Subsidiary issued a $3,500,000 promissory note to Resure (the "Resure Note II"), which was secured by approximately 410 acres of the 701 acres of residential property securing the Resure Loan I. In February 1997, an Illinois court found that Resure was insolvent, ordered that Resure be liquidated, and appointed the Illinois Director of Insurance, Mark Boozell, (the "Resure Liquidator") to oversee the liquidation. In May 1997, Resure's liquidator agreed to release 67 acres held as collateral in exchange for $675,100 to be placed in a cash collateral account. Effective September 30, 1997, the Company entered into a settlement agreement with the Liquidator of Resure (the "Resure Settlement Agreement") whereby the Liquidator modified the Resure Note I to bring all past due payments current in return for acceleration of the maturity date from July 1, 2000 to September 1, 1999 and released the approximately 343 acres that secured the Resure Note II. The Liquidator also agreed to cancel the Resure Note II in exchange for the Company's termination of its right to the Resure Debenture. The Resure

Debenture was acquired by the Operating Subsidiary on September 1, 1995, as consideration for the $3,500,000 Resure Note II. The Operating Subsidiary was entitled to receive semi-annual payments of principal and interest on the Resure Debenture, which generally matched the amount and timing of the semi-annual payments due to Resure under the Resure Note II. The Resure Settlement Agreement was approved by the Circuit Court of Cook County, Illinois, Chancery Division, on October 24, 1997.

     The Resure Note I is currently in default and on April 19, 1999, Nathaniel
S. Shapo, Director of Insurance of the State of Illinois, as Liquidator of Resure Inc., instituted a foreclosure action against the Operating Subsidiary in the Chancery Court of Pulaski County, Arkansas. Resure is seeking to foreclose on approximately 701 acres of the Large Residential Tract of the Maumelle Property securing the $3,500,000 Resure Note I and up to $2,000,000 in developer's fees. As of the date of this Report, the foreclosure action is pending. See ITEM 2, "DESCRIPTION OF PROPERTY," ITEM 3, "LEGAL PROCEEDINGS," and
ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES"

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

     On April 17, 1997, the Company formed Capitol Resorts, Inc., an Arkansas corporation (the "Resort Subsidiary"), for the purpose of conducting the Company's vacation ownership interest operations. The Resort Subsidiary was divested by the Company on June 14, 1999, as part of a Plan and Agreement for Corporation Separation between the Company and Charlie Corporation. See discussion below.

     On July 30, 1997, the Company acquired Capitol Resorts of Florida, Inc. (the "Florida Resorts Subsidiary"), a Florida corporation pursuant to an Agreement and Plan of Reorganization between MLT Management Corp.("MLT"), a corporation not affiliated with the Company, the Company and the Florida Resorts Subsidiary. Under the agreement MLT transferred its contract right to purchase approximately 36 acres of land and improvements near Disney World in Osceola County, Florida (the "Florida Bible College Property"). The Company acquired all of the outstanding stock in the Florida Resorts Subsidiary in exchange for the issuance of 100,000 shares of Company common stock to MLT. The Florida Resorts Subsidiary then closed the purchase of the Florida Bible College Property July 30, 1997, at a purchase price of $922,000 plus costs. On July 30, 1998, the Florida Bible College Property was transferred to Capitol SB Development Corporation ("Capitol SB"), a wholly-owned subsidiary of the Florida Resorts Subsidiary. Capitol SB was formed on April 29, 1998, by the Florida Resorts Subsidiary as 396-R Corporation, for the purpose of holding the Florida Bible College Property. On July 30, 1998, 396-R Corporation changed its name to Capitol SB Development Corporation. The Florida Resorts Subsidiary, including all properties held by the Florida Resorts Subsidiary was divested by the Company on June 14, 1999, as part of a Plan and Agreement for Corporation Separation between the Company and Charlie Corporation. See discussion below, ITEM 2, "DESCRIPTION OF PROPERTY," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES."

     On December 9, 1997, the Florida Resorts Subsidiary acquired the lease rights to 120 feet of beachfront land and improvements located in Pompano Beach, Florida (the "Ocean Palms Resort Property") from Ocean Palms Resort, Inc. ("OPRI"), and Ocean Palms Development Corporation ("OPDC"), unaffiliated third parties. The Company exchanged its interest in the Ocean Palms Property on June 14, 1999, as part of a divestment of the Florida Resorts Subsidiary by the
Company and Charlie Corporation.   See discussion below, ITEM 2, "DESCRIPTION OF
PROPERTY," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES."

     On December 9, 1997, the Florida Resorts Subsidiary acquired all of the issued and outstanding stock of OPV Development, Inc. ("OPV"), an unaffiliated third party, whose primary asset is two ground leases and improvements which include 16 long term lease units ("LTL") in Pompano Beach, Florida (the "Oceans Villas" Property), and approximately $294,000 in promissory notes (the "Ocean Villas Paper") created from the prior sale of four LTL units. Effective October 15, 1998, the Florida Resorts Subsidiary disposed of its interest in the Ocean Villas Property by exchanging the outstanding and issued shares of OPV for 32,305 shares of the Company's voting common stock owned by MLT Management Corporation ("MLT Management"). The exchange agreement between the Florida Resorts Subsidiary and unaffiliated third parties, MLT Management, Ocean Palms Resort, Inc., and B&G Acceptance Corp., exchanged OPV's interest in two ground leases plus improvements comprised of the 16 Ocean Villas LTL units, the promissory notes arising from the sale of the units and the first and second mortgages encumbering the ground leases for the 32,305 shares of the Company's common stock held by MLT Management. The shares are being held as Treasury Shares. See ITEM 2, "DESCRIPTION OF PROPERTY -Subsequent Events," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES."

     On April 21, 1998, the Resorts Subsidiary formed Capitol Club International Inc.("Capitol Club"), a Florida corporation, for the purpose of the development and sales of retail memberships. Capitol Club intends to become a full service leisure travel and vacation provider, including membership sales, travel reservation services, member fulfillment, discount vacation packages, and wholesale inventory exchange. The Capitol Club subsidiary was divested on June 14, 1999, as part of a Plan and Agreement for Corporation Separation between the Company and Charlie Corporation. As of the date of divestment, Capitol Club had not commenced operations.

     On April 30, 1998, the Resort Subsidiary acquired all of the membership interests of Entry Resorts International, LLC, a New Hampshire limited liability company ("ERI") and Entry Resorts Marketing, LLC, a New Hampshire limited liability company ("EMI"), from unaffiliated third parties. ERI and EMI are engaged in the development, marketing and sale of vacation packages and time share products and services. On May 3, 1999, Entry Resorts International LLC changed its name to Capitol Resort Club, LLC ("CRC"). On May 3, 1999, the Resort Subsidiary dissolved Entry Resorts Marketing, LLC, which had no assets or liabilities. CRC was divested on June 14, 1999, as part of a Plan and Agreement for Corporation Separation between the Company and Charlie Corporation. See discussion below.

     On August 21, 1998, the Resorts Subsidiary formed Capitol Resorts Exchange Services, Inc. ("Exchange Services"), a Florida corporation, for the purpose of providing timeshare exchange services for its vacation interval properties. Exchange Services was divested on June 14, 1999, as part of a Plan and Agreement for Corporation Separation between the Company and Charlie Corporation. See discussion below.

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

     Trade Partners, a Michigan corporation that acquires, holds and transfers life insurance policies on persons with limited life expectancies, referred to as viatical settlement contracts, contributed to TradeArk Properties viatical settlement contracts for a 64.84% membership interest in TradeArk Properties.

     The Operating Subsidiary contributed )258 acres of its Maumelle Property, including 192 acres of single-family lots ("Pine Ridge Tract"); 19 acres of multi-family lots ("Rector Mountain Tract"); 40 acres of commercial lots ("Tract D"); and 6 acres of commercial lots(Tract E"), (collectively known as the "Contributed Maumelle Property") for a membership interest of 35.16%. The transaction was treated as a capital contribution in the quarterly report filed on Form 10QSB for the period ended June 30, 1999 and filed with the SEC on August 26, 1999. At fiscal year end, the Company's accountants determined the transaction should be treated as a sale under the Statement of Financial Accounting Standards Number 66, "Accounting for Sales of Real Estate." Since the agreement for the transaction was designated as a Contribution Agreement, for the purposes on this Report only, the TradeArk Properties agreement will be defined as a "Contribution." See ITEM 2, "DESCRIPTION OF PROPERTY," and ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION --RESULTS OF OPERATIONS --Comparison of Year Ended September 30, 1999 to Year Ended
September 30, 1998," "--LIQUIDITY AND CAPITAL RESOURCES," and "--Certain
Capital Raising Transactions."

     On March 31, 1999, a Plan and Agreement for Corporate Separation ("Separation Plan") was entered into between the Company and Charlie
Corporation, a related party.   On June 14, 1999, the parties executed a First
Amendment to the Settlement Plan. Under the terms of the Separation Plan, Charlie Corporation exchanged 2,839,689 shares of the Company's common stock for all of the issued and outstanding capital stock of the Resort Subsidiary, and the Florida Resorts Subsidiary, both of which are wholly-owned subsidiaries of the Company. The exchange also included the Resort Subsidiary's solely-owned interest in Capitol Club, Exchange Services, Capitol Resorts International and CRC, and the Florida Resorts Subsidiary's solely-owned interest in Capitol SB Development. Under the terms of the Separation Plan, Charlie Corporation assumed the liabilities, including $2,100,000 in related debt, for the Resort Subsidiary and Florida Resorts Subsidiary, effective June 14, 1999.

     With the exchange the Company disposed of its interest in approximately 36 acres of land and improvements near Disney World in Osceola County, Florida held by Capitol SB Development, and the Ocean Palms Resort located in Pompano Beach,
Florida.   See ITEM 2, "DESCRIPTION OF PROPERTY," ITEM 6, MANAGEMENT'S
DISCUSSION AND ANALYSIS OR PLAN OF OPERATION --LIQUIDITY AND CAPITAL
RESOURCES," and ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     BUSINESS OF THE COMPANY

     The following discussion of the "BUSINESS OF THE COMPANY," is qualified in its entirely by events that occurred during the Company's fiscal year ended September 30, 1999. On June 14, 1999, the Company divested all interest in its vacation interval properties. The Board of Directors (the "Board") determined that it was not in the best interest of the Company to continue to operate its vacation ownership interests ("VOIs") and long term leaseholds ("LTLs") (collectively, "Vacation Intervals")in Florida or to develop or acquire other Vacation Interval properties. The Board made this decision based on higher than expected operating costs from the Florida Vacation Interval properties and lower than expected revenues. The Board's decision also resulted from a determination to focus on its primary business of developing and selling property from the Company's Maumelle Property inventory in order to utilize core assets to restructure the Company's short-term debt into equity and/or long-term debt.
See above, ITEM 1, "DESCRIPTION OF BUSINESS," and ITEM 2, "DESCRIPTION OF PROPERTY."

     GENERAL. During fiscal year ended September 30, 1999, the Company shifted its focus to the development and sale of its property in the City of Maumelle, Arkansas, a 5,000 acre planned community located on the Arkansas River, across from the western Little Rock area and fifteen miles from downtown Little Rock, Arkansas. As stated above, the Board determined during the fiscal year to divest the Company's interest in its Vacation Interval properties predicated on higher than anticipated losses from the Vacation Interval operations.

     The Company's real estate as of September 30, 1999, consisted of the remaining unsold portion of the Maumelle Property consisting of approximately

1,472 acres and the Company's 35.16% interest in TradeArk Properties. See above, ITEM 1, "DESCRIPTION OF BUSINESS-Business Development," ITEM 2, "DESCRIPTION OF PROPERTY," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION --Certain Capital Raising Transactions."

     During fiscal year, the Company sold the following property: (i) 7.4 acres of the Commercial Maumelle Property to an unaffiliated third party, for a price of $300,000 with proceeds to the Company of $273,726.24; (ii) a right of way on the Maumelle Property to the Maumelle Water Management of the City of Maumelle for a price of $5,000; (iii) approximately 30 acres of single-family lots to an unaffiliated third party for a sales price of $535,226.40; and (iv) the sale of 258 acres of Maumelle Property to TradeArk Properties, for a 35.16% interest in TradeArk Properties, cash of $930,713.18 and divestment of debt assumed by TradeArk Properties.

     During the fiscal year ended September 30, 1999,the Company's business has consisted primarily of selling land from its Maumelle Property inventory and operating its Vacation Interval properties in Florida, until June, 1999, when the Company divested all interest in the Vacation Interval properties. The Board decided to shift the Company's primary focus from Vacation Interval operations and the construction and sales of single-family homes due to lack of capital and its inability to overcome severe illiquity caused by its current short-term debt. The Company's current liquidity problems prevents the Company from conducting any meaningful business activities other than selling assets from the remaining Maumelle Property. Although management anticipates utilizing a portion of the Maumelle Property to raise equity and/ or restructure its current short-term debt into long-term debt, there can be no assurance that the Company will be able to raise sufficient capital or restructure its short-term debt to cure its liquidity problems and pursue the business objectives, strategies or transactions discussed herein. See ITEM 3, "LEGAL PROCEEDINGS," ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION," and ITEM 7, "FINANCIAL STATEMENTS."

     The Maumelle Property is managed by Maumelle Enterprises, Inc. ("Maumelle Enterprises"), a real estate management firm that is affiliated with certain officers of the Company. The Company expects that Maumelle Enterprises will continue in the foreseeable future to manage the Maumelle Property. In other geographic areas, the Company expects to engage local unaffiliated brokers to sell or manage any property it may acquire.

     The Company managed and operated the Vacation Interval properties in Pompano Beach, Florida until it divested its interest in such properties in June 1999.

     PRINCIPAL PRODUCTS AND MARKETS.

     MAUMELLE PROPERTIES. The Company plans to develop and sell land from its inventory of residential, and multi-family lots of the Maumelle Property. Management anticipates that the undeveloped lots will be sold to contractors, and apartment building operators, as appropriate.

     The Company will conduct its single-family development and construction activities primarily in Arkansas, through the Operating Subsidiary and/or the Home Construction Subsidiary. The Company intends to develop and to construct single-family homes, and apartments on the land that it presently owns in Maumelle. Management anticipates that the Company will develop and sell single-family homes with joint venture partners. See ITEM 2, "DESCRIPTION OF PROPERTY--PROGRAM OF DEVELOPMENT."

     The Company's initial focus is selling land from its Maumelle Property inventory to reduce the Company's current short-term debt or if Company management determines that a particular property is not appropriate for development by the Company. Management anticipates that if commences home-building operations with a joint venture partner it will develop single-family homes in the $125,000 to $200,000 price range on a portion of the approximately 3,000 unimproved single-family home lots it owns in Maumelle. The Company does not expect to operate, manage or lease any of the single-family homes, and apartment properties it may develop.

     During the fiscal year ended September 30, 1999, the Company has sold 295.4 acres, plus a right of way, of its real property for an aggregate amount of $1,744,665.82. See ITEM 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES." Management expects that any Maumelle Property sold probably will be purchased by other real estate developers, who may compete with the Company or its joint partners in any development activity undertaken by the Company in Maumelle.

     Based on current sales trends as evidenced by building permits issued, recent improvement bond refinancing and renewed efforts of the Maumelle City staff to attract industrial development, Management of the Company believes that there is substantial unmet demand in the Maumelle area for single-family lots. There can be no assurance, however, as to the existence of such demand or how long such demand will continue or that the Company will be able to sell any or all of its inventory of residential Maumelle Property. See "--GROWTH STRATEGIES," below.

     VACATION INTERVALS. As discussed above, the Company shifted its focus during fiscal year ended September 30, 1999 from developing, selling and operating Vacation Intervals into the development and sale of its Maumelle Property inventory. During the fiscal year, the Company divested all of its interest in its Vacation Interval properties. On October 15, 1998, the Florida Resorts Subsidiary entered into an agreement with unaffiliated third parties MLT Management, Ocean Palms Resort, Inc., and B&G Acceptance Corp. to exchange the OPV stock held by the Florida Resorts Subsidiary for 32,305 shares of the Company's common stock held by MLT Management; thereby divesting the Company of the Ocean Villas Property, including all liabilities thereof. On June 14, 1999, the Company entered into a Separation Agreement with Charlie Corporation, an affiliated party, to exchange 2,839,689 shares of the Company's common stock for all of the outstanding and issued shares of the Resort Subsidiary and the Florida Resorts Subsidiary; thereby divesting the Company of the Ocean Palms Property and the Florida Bible Property, including all liabilities thereof. See above See above, ITEM 1 "DESCRIPTION OF

BUSINESS-Business Development," ITEM 2, "DESCRIPTION OF PROPERTY--PROGRAM OF DEVELOPMENT," ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION -- Certain Events Relating to the Company's Indebtedness and Liquidity Requirements," and ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     MARKETING AND ADVERTISING.

     The Company intends to develop a marketing and advertising plan, with emphasis on the print media, to promote the sale of its Maumelle Property inventory and any single-family homes it constructs through TradeArk Properties or other joint venture partners. The Company also plans to list such property with local real estate brokers.

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

     DEVELOPMENT OF MAUMELLE PROPERTY.  The Company initially intends to focus
     --------------------------------
on the sale of single-family lots in Maumelle, Arkansas. The Company believes that the sale of portions of its Maumelle Property inventory will help the Company to restructure its current short-term debt and permit the Company to commence in activities which would offer the Company significant growth opportunities. These opportunities may include, but are not limited to, participating in joint partnerships in the home building industry for the construction and sale of single-family homes, primarily in Maumelle, Arkansas.

  Development of Maumelle Property.  The Company's growth strategy with respect
  --------------------------------
to the Maumelle Property is to focus on sale of single-family and multi-family lots. The Company may, through joint venture partners, develop and build homes on the single-family lots it currently owns in Maumelle, Arkansas.

     Of the approximately 5,300 single-family vacant sites in the City of Maumelle, approximately 1,500 sites are not owned by the Company or TradeArk Properties. Given the Company's ownership of a majority of available home sites in Maumelle, directly or through TradeArk Properties, and the fact that under Maumelle's current Master Land Use Plan little or no new property can be added to the City of Maumelle without public hearings regarding any proposed annexation of land by the City and the subsequent approval by the City's Board of Directors, the Company believes it can achieve a dominant position in the Maumelle market for the development and sale of single-family home sites and in the sale of single-family homes.

     RESTRUCTURING DEBT.  The Company believes that restructuring its current
     ------------------
short-term debt will be a key factor in achieving long-term stability and growth. Currently, management is trying to implement a strategy to utilize the Company's assets to restructure its short-term debt into equity and/or long-term debt, and raise additional capital by liquidating portions of its Maumelle Property inventory. Once a debt restructuring program is implemented, the Company intends to seek geographic and product diversification throughout the United States and form joint ventures with partners in the home construction industry. There can be no assurances, however, that the Company will be able to successfully restructure its debt, which may limit application of the Company's growth strategy.

     PRODUCT DIVERSIFICATION.  Although the Company's primary focus will be on
     -----------------------
the sale of portions of its Maumelle Property inventory, the Company intends to diversify its portfolio and income sources by developing and building single-family homes with joint venture partners, including TradeArk Properties.

     COMPETITION.

     The real estate development industry is highly competitive. In Arkansas there are numerous large national and regional firms with significantly greater experience and financial resources than the Company currently possesses. Such firms will likely compete with the Company in the development and sale of land for development. TradeArk Properties and any other joint ventures the Company may form will also have significant competition in the home construction industry from larger more experienced developers who will compete with the Company in the acquisition of land, the hiring of sub-contractors, experienced management personnel, construction workers and other employees, and the sale of product. The Company also will compete for residential sales with the resale market for existing homes, multi-family home sales, including townhouses and condominiums, and with available rental properties.

     The Company currently has no material presence or reputation in Arkansas or any other area in the real estate development industry. Due to the Company's substantial amount of short-term debt and lack of capital, it may have to sell portions of its Maumelle Property at less than market value. As a result, there may be reduced profit margins on the Company's operations which may make it more difficult for the Company to compete with other land developers or to raise additional capital and/or equity. Although the Company intends to improve its ability to compete by selling portions of its Maumelle Property inventor, entering into joint venture or similar development agreements with established real estate developers, raising additional capital and restructuring its current short-term debt, there can be no assurance of the success of any such agreements or attempts to raise capital or the Company's ability to overcome its present illiquidity.

     GOVERNMENTAL REGULATIONS.

     The development industry is subject to extensive and complex regulations. In the sale of its Maumelle Property, the Company, or any joint venture partners, must comply with various federal, state and local laws, ordinances, rules and regulations regarding zoning, architectural design, construction, population, density, availability and installation of utility services, such as water, electricity, gas, and waste disposal, the preservation of the natural terrain, and other related matters, which requires resources and expertise which, for the most part, the Company currently lacks. The Company intends to obtain such resources and expertise by raising additional capital, hiring appropriate sub-contractors, and entering into consulting agreements and/or joint venture agreements with experienced real estate developers and other appropriate parties.

     The Company's Maumelle Property is subject to the City of Maumelle's Master Land Use Plan. Under this Plan, approximately 1,472 acres of the approximately 1,015 acres of the Maumelle Property that was developable land as of September 30, 1999, was already zoned for single-family homes. The current zoning allows the Company to develop and offer for sale approximately 3,000 single-family home sites located on this acreage. Although much of the Company's property is currently zoned for single-family homes, none of the developable land acreage is subdivided and the Company will be required to incur significant additional cost to subdivide the property into individual lots. The Company believes it can satisfy all anticipated governmental requirements involved in the subdivision process, if it obtains adequate additional funding and expertise.

     If the Company forms a joint ventures to construct homes, it must seek building permits from the City of Maumelle Building Inspector for each home it builds in Maumelle. The Company must apply for building permits for each multi-family property it develops in Maumelle from the Maumelle City Planning Commission and the City's Board of Directors. Although the Company believes it can satisfy all necessary requirements to obtain building permits, at the present time, the Company is not seeking building permits and does not intend to do so until it can obtain an appropriate joint venture partner, restructure its debt and raise additional capital.

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

     The Company also may be subject to periodic delays or may be precluded from developing projects due to building moratoriums or slow-growth or no-growth initiatives that could be implemented in the future in the areas which it does business. In addition, governmental authorities could change the zoning of all or some of the Company's properties, which could result in a decrease in property values.

     The Company believes that, with adequate funding, it can comply with all applicable laws regarding its real estate development operations. There can be no assurance, however, that the Company will be able to comply with all such laws. The Company expects that the costs of complying with governmental regulations in regard to the sale of its Maumelle Property. However, any failure to comply with applicable laws or regulations or the enactment of new laws or regulations could have a material adverse effect on the Company.

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

     In addition, recent studies have linked radon, a naturally-occurring substance, to increased risks of lung cancer. While there are currently no state or federal requirements regarding the monitoring for, presence of, or exposure to, radon in indoor air, the EPA and the Surgeon General recommend testing residences for the presence of radon in indoor air, and the EPA further recommends that concentrations of radon in indoor air be limited to less than 4 picocuries per liter of air (Pci/L) (the "Recommended Action Level"). The presence of radon in concentrations equal to or greater than the Recommended Action Level in one or more of the Company's properties may adversely affect the Company's ability to develop its residential and multi-family properties, as well as the market value of such property.

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

     The Company has had a Phase I investigation conducted on the Maumelle Property, excluding the approximately 446 acres of wetlands and 7.4 acres of Commercial Property that was sold during the fiscal year. The investigation found no evidence of soil or ground water contamination on the studied property and recommended that a Phase II study was not warranted. This Phase I assessment was carried out in accordance with accepted industry practices and consisted of non-invasive investigations of environmental conditions at the properties, including a preliminary investigation of the sites and identification of publicly known conditions concerning properties in the vicinity of the sites, physical site inspections, review of aerial photographs and relevant governmental records where readily available, interviews of knowledgeable parties, investigation for the presence of above ground and underground storage tanks presently or formerly at the sites, a visual inspection of potential lead-based paint and suspect friable ACMs where appropriate, a radon survey, and the preparation and issuance of a written report. In 1986, an Environmental Protection Agency ("EPA") representative stated in a letter to a previous owner of the Maumelle Property, that although part of the Maumelle Property had been used by the United States government during World War II as a munitions ordnance facility until 1950, the entire site had been decontaminated by the U.S. government prior to its sale in 1961. In the letter, the EPA characterized the property as not having any further environmental concerns. The Company has had a Phase I investigation conducted on the Florida Bible College Property in April, 1998, which found no evidence of soil or ground water contamination on the studied property and recommended that a Phase II study was not warranted. No environmental studies have been conducted by the Company on the Ocean Palms Resort Property or the Ocean Villas Property, prior to the divestment of the properties.

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

     The Company believes that compliance with applicable environmental laws and regulations may have a material adverse effect on the Company, its financial condition and its results of operations unless the Company can raise substantial additional capital to fund its operations. The Company believes that its properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances. The Company has not been notified by any governmental authority or any third party, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its present properties.

     NUMBER OF EMPLOYEES. As of the Company's fiscal year-ended September 30, 1999, the Company and its subsidiaries had one full-time employees, and no part-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

GENERAL

     The Company's principal asset is the Maumelle Property, located in Maumelle, Arkansas, title to which is held by the Operating Subsidiary. At the Company's fiscal year-end, the Maumelle Property consisted of approximately 1,015 acres of single-family sites (which included approximately 3,000 home sites), approximately 11 acres of multi-family sites, and approximately 446 acres of miscellaneous undevelopable property. The Maumelle Property is currently zoned under the City of Maumelle Master Land Use Plan for various development uses, including single-family residences and multi-family units. As of September 30, 1999, the Company's single-family home sites in the City of Maumelle represented approximately 70% of all available vacant land in Maumelle zoned for single-family homes, including the single-family lots owned by TradeArk Properties.

     The Maumelle Property can be divided into five categories: (1) the Large Residential Tract, (2) the Pine Ridge Tract; (3) the Multi-Family Lots, and (4) the Miscellaneous Tract and Property and (5) Commercial Lots. The Commercial Lots owned by the Company were sold during the fiscal year. Each category of Maumelle Property will be discussed separately below after the following overview of the City of Maumelle.

     In June, 1999, the Company contributed certain tracts of its Maumelle Property for a 35.16% membership interest in TradeArk Properties. See ITEM 1, "DESCRIPTION OF BUSINESS - Business Development," and discussion below, "-- MAUMELLE PROPERTY-- TradeArk Property," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- Certain Capital Raising Transactions."

     During fiscal year, the Company exchanged its interest in the four lot parcel of land and improvements located in Pompano Beach (the "Ocean Villas Property") for 32,305 shares of the Company's common stock. See ITEM 1, "DESCRIPTION OF BUSINESS - Business Development," and below, "-- Maumelle Property."

     In June 1999, the Company exchanged its Florida VOI properties, which consists of 36 acres of land and improvements located in Osceola, Florida (the "Florida Bible College Property"), and the lease rights to 120 feet of beachfront land and improvements located in Pompano Beach (the "Ocean Palms Resort"), for 2,839,689 shares of the Company's common stock owned by Charlie Corporation, a related party. See ITEM 1, "DESCRIPTION OF BUSINESS - Business Development," see discussion below, "-- Maumelle Property", and ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     Except as otherwise noted, the Company believes that its real property assets are in good condition and are suitable and adequate for the uses indicated. Although there are no insurable improvements on the Company's properties other than the Florida properties discussed below, the Company does not maintain a general liability insurance coverage on its real property assets. Prior to the divestment of the Florida Bible College Property and the Ocean Palms Resort Property in June, 1999, both were insured as follows: the Florida Bible College Property was covered by an insurance policy covering bodily injury in the amount of $1,000,000 per occurrence and in the aggregate $2,700,000. The Ocean Palms Resort Property was covered by an insurance policy for property damage in the amount of $2,700,000, commercial general liability policy of $2,000,000 and an umbrella excess liability policy of $5,000,000. Prior to its sale on October 15, 1998, the Company maintained property insurance of $646,000 for fire and $650,000 for flood damage on its Ocean Villas Property. The Ocean Villas Property was also covered by a $2,000,000 commercial general liability policy and an umbrella excess liability police of $10,000,000. Management believes the properties were adequately insured.

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

     Large Residential Tract. As of the end of the 1999 fiscal year, the Large Residential Tract was comprised of approximately 1,015 acres of undeveloped residential. Under current zoning, the Company believes this land can be subdivided into approximately 3,000 single-family lots. The Large Residential Tract currently is zoned for residential development.

     The Operating Subsidiary has fee title to the Large Residential Tract, all of which is subject to a first-priority mortgage securing the $3,500,000 Resure Loan I. Approximately 701 acres of the Large Residential Tract ("Residential Parcel 1") is retained by the Liquidator as collateral on the Resure Note I, which was modified pursuant to the terms of the Resure Settlement Agreement, effective September 30, 1997. As of the end of the Company's fiscal year it is in default under the terms of the Resure Note I and is subject to a foreclosure action. See, discussion below.

     Under the original terms of the Resure Note I, quarterly payments of principal and interest in the amount of $101,591.16 commenced January 1, 1997, until its maturity date on July 1, 2000. Prior to that date, interest only payments were required on a quarterly basis. Under the Resure Settlement Agreement, the Company will continue to pay on the Resure Note I quarterly installments of principal and interest in the amount of $101,591.16 until the modified maturity date on September 1, 1999. The balance due at maturity, assuming payment of all scheduled principal and interest payments and no pre-payments, will be $3,305,842. The Resure Note I bears interest at a rate of 10% per annum. Under the terms of the Resure Note I it may be prepaid at anytime by the Company without incurring premiums or penalties. As additional consideration for the Liquidator to enter into the Resure Settlement Agreement, the Company agreed to pay a developer's fee of $2,000 (the "Developer's Fee") for each lot sold in approximately 701 acres of the Large Residential Tract ("Residential Parcel 1"), and approximately 344 acres of the Large Residential Tract ("Residential Parcel 2"). In the event that any portion of Residential Parcel 1 is sold prior to being subdivided into single-family lots, the Company will pay $2,853 per acre, and $5,844.20 per acre if Residential Parcel 2 is sold prior to being subdivided; however, such Developer's Fees shall not exceed $2,000,000. The Developer's Fee is secured by a written amendment to the loan mortgage securing the Resure Note I, and recorded against the Residential Parcel 1 of the Large Residential Property.

     As of the Company's fiscal year-end, the Company is in default on the Resure Note I. The Company has not paid to Resure the July 1, or October 1, 1998 payments or the January 1, April 1, and July 1, 1999 payments. All principal and interest on the Resure Note I became due and payable on September 1, 1999. The aggregate amount due on the Resure Note I, as of September 30, 1999 is $3,903,790 and $3,961,462 as of the date of this Report. Predicated on the Company's failure to paid quarterly payments to Resure since July, 1998, the Resure Liquidator instituted a foreclosure action on April 19, 1999 against the Operating Subsidiary seeking to foreclose on the 701 acres of the Large Residential Tract of the Maumelle Property, which secures the Resure Note I and the Developer's Fees. On May 28, 1999, the Operating Subsidiary filed an answer generally denying the claims. The Company is currently negotiating with Resure to retire the liability and have the lawsuit dismissed. The Company intends to pay off the liability from proceeds from the sale of some of its Maumelle Property or by obtaining long-term debt or equity. There can be no assurance, however, that the Company will prevail in the lawsuit or that negotiations will be successful or even if they are that the Company will be able to raise the funds required. See ITEM 3, "LEGAL

PROCEEDINGS," and ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-LIQUIDITY AND CAPITAL RESOURCES."

     The remaining 314 acres of the Large Residential Property has no mortgages; however, the property is used to secure a $1,750,000 line of credit from First Arkansas Valley Bank ("First Arkansas Line of Credit I"). Interest is payable at a fixed rate of 9.5% per annum. The loan matured on May 27, 1998, but was extended on the same terms to December 2, 1999, at which time all principal and interest is due and payable.

     On June 30, 1999, the Company sold approximately 30 acres of the Large Residential Property for a sales price of $535,226.40. Three hundred and sixty-four thousand of the proceeds from the sale were used to pay down the First Arkansas Line of Credit I, for the release of the 30 acres that secured a portion of the loan. As of September 30, 1999, an aggregate of $1,435,010 was outstanding on the credit line. As of the date of the this Report, the First Arkansas Line of Credit I is in default and the Company owes an aggregate of $1,457,966.

     The Company intends to sell certain portions of the remaining 1,015 acres of Large Residential Track to meet liquidity requirements.

     Pine Ridge Lots. As of the Company's fiscal year-end, it does not directly own any of the Pine Ridge Lots.

     On June 14, 1999, the Operating Subsidiary contributed the 197 acres of the Pine Ridge Lots to TradeArk Properties, in which the Company holds a 35.16%
membership interest.   The Pine Ridge Lots are comprised of approximately 197
acres, including 487 single-family lots which have a preliminary plat filed with the City of Maumelle. The property is zoned for residential development. The Operating Subsidiary has fee title to the Pine Ridge Lots. There are no mortgages or liens for indebtedness or any other material encumbrances on the
property.   TradeArk Properties anticipates commencing the development of finished residential lots on the Pine Ridge Lots in the second quarter of fiscal year 2000, assuming it can raise sufficient capital. See ITEM 1, "DESCRIPTION OF BUSINESS - Business Development," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES," and " -- Certain Capital Raising Transactions."

     Commercial Lots. As of the Company's fiscal year-ended September 30, 1999, the Company did not directly own any Commercial Lots. During the fiscal year, the Company contributed 46 acres of Commercial Lots of the Maumelle Property to TradeArk Properties, and sold 7.4 acres to unaffiliated third party for
$273,726.24.   Prior to the contribution to TradeArk, approximately 39.8 acres of the Commercial Lots were subject to a lien in favor of the First Arkansas Valley Bank, as security for a $1,875,00 loan which was used to assist the Company in purchasing the property ("First Arkansas Valley Bank Loan II"). The loan bore interest at the rate of 10% per annum and matured on October 12, 1998. The loan had been extended on the same terms to July 16, 1999, at which time all principal and accrued interest was due and payable. Pursuant to the terms of the Contribution Agreement, the First Arkansas Valley

Bank Credit Line II was paid in full on June 14, 1999, in the amount of $1,948,277.04. The First Arkansas Valley Bank Credit Line II was paid from the proceeds of the New Era loan obtained by TradeArk Properties. The New Era loan is secured by the Contributed Maumelle Property and viatical settlement contracts. ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- Certain Capital Raising Transactions."

     TradeArk Properties proposes to develop 40 acres of Commercial Lots for sale commencing in the second quarter of fiscal year 2000. TradeArk Properties intends to hold 6 acres for resale. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES."

     Multi-Family Lots. As of the Company's fiscal year-ended September 30, 1999, there are approximately 11 acres of Multi-Family Lots zoned for multi-family use. During the fiscal year, the Company contributed 19 acres of the Multi-Family Lots of the Maumelle Property to TradeArk Properties. The Operating Subsidiary has fee title to these lots, subject to the liens discussed below.

     Prior to the contribution to TradeArk, approximately 30 acres of the Multi-Family Lots were subject to a lien in favor of the Bank of Little Rock, as security for a $450,00 line of credit ("Little Rock Credit Line II"), a $250,000 loan ("Little Rock Credit Line III"), and a $100,000 loan ("Little Rock Credit Line IV") provided by that Bank. Approximately, 11 acres of the Multi-Family Lots are currently subject to a lien in favor of the Bank of Little Rock as security for a $400,000 line of credit ("Little Rock Credit Line I") and a
$250,000 line of credit ("Little Rock Credit Line V").   As of the Company's
fiscal year-end, the Little Rock Credit Lines II, III and IV have been paid in full. An aggregate of $401,604 is due on the Little Rock Credit Line I, and $251,301 on the Little Rock Credit Line IV, as of the Company's fiscal year-end. Subsequent to the Company's fiscal year end, the Little Rock Credit Line V was paid in full. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES--Indebtedness and Other Liquidity Requirements.

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

     The $450,000 line of credit bore interest at 9.5% per annum, and required no monthly payments of interest or principal. The $450,000 line of credit matured February 5, 1998, at which time the maturity date was extended to November 5, 1999. This line of credit was secured by approximately 19 acres of the Multi-Family Maumelle Property. As part of the Contribution Agreement, on June 14, 1999, TradeArk Properties paid off the Little Rock Credit II in the amount of $454,802.05,

     The $250,000 loan was payable interest only until September 10, 1998, at which time the maturity date was extended to September 10, 1999. The Little Rock Credit Line III required five interest only payments commencing October 10, 1998 and continuing to the maturity date, at which time all principal and accrued interest is due and payable. This line of credit was secured by the same 19 acres of Multi-Family Maumelle Property as the $450,000 line of credit. As part of the Contribution Agreement, on June 14, 1999, TradeArk Properties paid off the Little Rock Credit III in the amount of $250,325.34.

     The $100,000 loan bore interest at 9.5% per annum, and was payable interest only until February 10, 1999. The maturity date on the $100,000 line of credit was extended to August 7, 1999. The Little Rock Credit Line IV required five interest only payments commencing September 7, 1998 and continuing to the maturity date, at which time all principal and accrued interest was due and payable. The line of credit was secured by the same 19 acres of Multi-Family Maumelle Property as the $450,000 and $250,000 line of credit. As part of the Contribution Agreement, on June 14, 1999, TradeArk Properties paid off the Little Rock Credit IV in the amount of $100,208.22.

     The $250,000 Little Rock Credit Line V bears interest at a fixed rate of 9.5% per annum. The $250,000 line of credit requires seven monthly interest payments commencing August 10, 1999, until March 10, 2000, when a balloon payment consisting of the entire principal balance and accrued interest is due and payable. The $250,000 line of credit is secured by the remaining 11 acres owned by the Company after contributing 19 acres to TradeArk Properties.

     The Little Rock Credit Lines II, III, and IV were paid from the proceeds of the New Era loan, which is secured by the Contributed Maumelle Property and the viatical settlement contracts. TradeArk Properties proposes to hold the 19 acres of Multi-Family Lots for resale. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES." See ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- LIQUIDITY AND CAPITAL RESOURCES-Indebtedness and Other Liquidity Requirements."

     Subsequent to the Company's fiscal year, the Company paid off the Little Rock Credit Line V in the amount of $252,082. The Little Rock Credit Line V was paid from monies received from the Florida Resort Subsidiary as repayment of the loan and other expenses advanced by the Company to the Florida Resort Subsidiary.

     As of September 30, 1999, and as of the date of this Report, all ad valorem taxes on the remaining 11 acres of Multi-Family Lots owned by the Company are current.

     The Company may sell certain portions of the remaining 11 acres of Multi-Family Lots to meet liquidity requirements or if the Company's management determines that a particular property is not appropriate for development by the Company.

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

     On June 14, 1999, the Company exchanged all of the issued and outstanding stock in the Florida Resorts Subsidiary and Resort Subsidiary, which owns the Florida VOI properties, including the Florida Bible College Property, for 2,839,689 shares of the Company's common stock owned by Charlie Corporation, a related party. The Florida Resorts Subsidiary assumed all liabilities for the Florida Bible College Property, including the $1,000,000 line of credit and all past due interest owed to Union Planters Bank, and $53,573 in past due taxes.

     As of the date of divestment, the Company had not taken depreciation on the property. See ITEM 6," MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- LIQUIDITY AND CAPITAL RESOURCES-Indebtedness and Other Liquidity Requirements," and See ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     Ocean Palms Resort Property. The Ocean Palms Resort Property, acquired on December 9, 1997 from an unaffiliated third party, is comprised of the rights to the Ground Lease and improvements referred to as the Ocean Palms Resort located in Pompano Beach, Florida. The property consist of a 53 LTL unit complex, pool, office areas, parking area and other amenities. The assignment of the Ground Lease rights is held by the Florida Resorts Subsidiary. The Ground Lease is for a period of 99 years, and will expire on March 1, 2064. The Ground Lease is payable to Nancy H. Newell and Jane H. Tubbs, or their successors or assigns, at a rate of $76,200, per year due on March 1. The Ground Lease is encumbered by a mortgage in the amount of $1,158,000 held by various trusts and individuals (the "Ocean Palms Mortgagee"), which the Florida Resorts Subsidiary assumed. The Ocean Palms Mortgage is evidenced by a promissory note ("Ocean Palms Note") in the amount of $1,158,000 and bears interest at a rate of 12.75% per annum. The Ocean Palms Note is payable interest only in the amount of $12,303.75 each month from January 1, 1998 to May 1, 1998. The note is payable thereafter in the amount of $17,119.85, commencing May 1, 1998, until its maturity on April 1, 1999, when the note was due in full. The Company extended the maturity date on the Ocean Palms Note to April 1, 2000 by paying an extension fee of $9,788.04 on March 1, 1999. The balance due on the note was $1,055,810, as of June 14, 1999, when the Company divested the Ocean Palms Property. The Company had the option of extending the Ocean Palms Note for one additional year, by paying an option fee of 1% of the then outstanding principal balance of the note on or before March 1 of each year. The Ocean Palms Note is collaterized by an assignment of the Ocean Palms Resort Paper held by the Company and the conditional assignment of the Ground Lease to the Ocean Palms Mortgagee. Under the terms of the assignment of the paper, the Company was obligated to pay the Ocean Palms Mortgagee the monthly proceeds from the Ocean Palms Paper up to the amount of the monthly mortgage payment.

     The 53 LTL units have been sold and are in good condition, as is the common area improvements. The owners of the individual units are responsible for the taxes, insurance and maintenance of their unit and a share of the common area maintenance. These costs are assessed and collected monthly by the Company as part of its management services. These management services also include the management of the common area property and the rental of LTL units for owners that choose to rent their units as hotel rooms. Management believed Ocean Palms Resort was adequately insured during the time the property was held by the Company.

     During fiscal year ended September 30, 1999, the Company repossessed 23 LTL units due to lack of payments by the leaseholders. As of June 14, 1999, when the Company divested its interest in the Ocean Palms Resort Property, no units had been resold.

     On June 14, 1999, the Company exchanged its stock in the Florida Resorts Subsidiary and Resort Subsidiary, which owns the Florida VOI properties, including Ocean Palms Resort Property, for 2,839,689 shares of the Company's common stock owned by Charlie Corporation, a related party. The Florida Resorts Subsidiary assumed all liabilities for the Ocean Palms Resort Property, including the Ocean Palms Ground Leases and Mortgages, evidenced by the Ocean Palms Note. The Florida Resort Subsidiary assumed all liability for any outstanding taxes due on the Ocean Palms Resort Property. See ITEM 6," MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- LIQUIDITY AND CAPITAL RESOURCES-Indebtedness and Other Liquidity Requirements," and See ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

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

     The First and Second Ground Leases are encumbered by two mortgages. The first mortgage leasehold, and promissory note evidencing the mortgage (the "First Ocean Villas Note",), dated September 17, 1997 in the amount of $375,000, payable to Onofrio Biviano. The First Ocean Villas Note bears interest at a rate of 10.5% per annum with payments of interest and principal of $3,743.92 due on the 17/th/ of each month until the note matures on September 17, 2001, when any remaining outstanding balance is due.

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

     During the fiscal year until divestment, no Ocean Villas units were sold, although 16 units were offered for sale to third parties at an average price of $73,743 per unit.

     Taxes were prorated and paid as of October 15, 1998, when the Florida Resorts Subsidiary exchanged its interest in the Ocean Villas Property for 32,305 shares of the Company's common stock. As part of the exchange, OPV assumed all liabilities for the Ocean Villas Property. See ITEM 6," MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- LIQUIDITY AND CAPITAL RESOURCES-Indebtedness and Other Liquidity Requirements."

     TradeArk Properties. On June 14, 1999, the Operating Subsidiary contributed )258 acres of its Maumelle Property, including 192 acres of single-family lots ("Pine Ridge Tract"); 19 acres of multi-family lots ("Rector Mountain Tract"); 40 acres of commercial lots ("Tract D"); and 6 acres of commercial lots(Tract E"), (collectively known as the "Contributed Maumelle Property") for a 35.16% membership interest in TradeArk Properties. TradeArk Properties assumed $3,800,000 in debt collateralized by the Contributed Maumelle Property.

     Simultaneously on the Closing Date and pursuant to the terms of the Contribution Agreement, TradeArk Properties secured a $4,000,000 loan from New Era Life Insurance Company ("New Era"). The loan has a fixed interest rate of 13% per annum, and matures in 30 months from the date of the loan when all accrued interest and principal is due. $3,156,581.92 of the New Era loan proceeds were used to retire loans held by the Company. The New Era loan is secured by 258 acres of the Contributed Property and by viaticals settlement contracts with a discounted net present value of $8,300,000 contributed by Trade Partners for a 64.84% interest in TradeArk Properties. After legal fees and other closing costs, the Company received from TradeArk Properties $930,713.18 from the New Era loan proceeds.

     TradeArk Properties is managed by a manger selected by majority of the membership interest in TradeArk Properties. (See ITEM 2, "DESCRIPTION OF PROPERTY and ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- LIQUIDITY AND CAPITAL RESOURCES," and "-- Certain Capital Raising Transactions."

PROGRAM OF DEVELOPMENT.

     During the Company's fiscal year ended September 30, 1999, the Company divested all interest in its Vacation Interval properties. The Board determined that it was not in the best interest of the Company to continue to operate the Vacation Interval properties in Florida or to develop or acquire other Vacation Interval properties. The Board's decision resulted from a determination to focus on the Company's primary business of developing and selling single-family property and homes. To further this goal, the Board decided to contribute approximately 258 acres of residential, multi-family and commercial lots of the Maumelle Property to TradeArk Properties. The Company received a 35.16% membership interest in TradeArk Properties for the

Contributed Maumelle Property. TradeArk Properties anticipates commencing land development activities on a portion of the Contributed Maumelle Property in the second quarter of fiscal year 2000. See above, ITEM 1, "DESCRIPTION OF BUSINESS-RECENT BUSINESS DEVELOPMENT," and ITEM 2, "DESCRIPTION OF PROPERTY," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- Certain Capital Raising Transactions."

  The Company, however, will not be able to implement any of the following plans for developing its properties if it cannot overcome its present illiquidity and raise substantial additional capital, of which there can be no assurance. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

  Development of Property in Maumelle. The Company intends to develop and offer for sale portions of its residential lots inventory, as well as portions of the Multi-Family Lots during fiscal year-ended 2000.

  Management anticipates that the Company will begin the development and sale of residential property on the Large Residential Track located in Maumelle, and the development and sale of the Pine Ridge Lots, through its membership interest in TradeArk Properties.

  The Company intends to build up to 3,000 moderately priced single-family homes on the Large Residential Tract for sales prices in the range of $125,00 to $200,000, assuming it can resolve the Resure lawsuit which is seeking to foreclose on approximately 701 acres of the Large Residential Tract and obtain a suitable joint venture partner. The Company estimates that the cost for building and selling these homes, inclusive of general and administrative expenses, sales and marketing expenses, and closing costs, will be in the range of $100,000 to $160,000 per home.

  Because the Company lacks experience in the home construction industry, the Company believes it may be difficult to obtain conventional credit sources sufficient to finance the foregoing development activity or to find suitable joint venture partners that will be able to obtain such financing to pursue the Company's building program.

  There are no current plans for the improvement or development of the Miscellaneous Tracts and Properties. These properties are being held for the purpose of future development or resale, depending upon the Company's liquidity needs or if Management determines specific properties do not meet its development strategies.

  Development of TradeArk Properties.   TradeArk Properties intends to start
home site improvements on at least one Pine Ridge subdivision in the second quarter of fiscal year 2000, assuming it is able to obtain necessary capital for such development.

  The Pine Ridge Lots are fully entitled with a preliminary subdivision plat recorded with the City of Maumelle. The Pine Ridge Lots are comprised of

487 lots in four subdivisions, averaging approximately 120 lots each. The improvement district in which the Pine Ridge Lots are located is already partially improved, with a roughly graded roadway.

     Because the Pine Ridge Lots were partially improved prior to the Company's acquisition, TradeArk Properties expects its cost to develop an improved lot will be less in Pine Ridge than on the Company's other Maumelle Property. Management estimates that construction costs for single-family homes built on the acquired lots and on the Pine Ridge Lots will average approximately $50 to $53 per square foot. TradeArk Properties estimates that the aggregate cost of building and selling 487 homes on the Pine Ridge Lots, inclusive of general and administrative expenses, sales and marketing expenses, will be in the range of $75 to $85 per square foot.

     TradeArk proposes to develop 40 acres of Commercial Lots for sale commencing in fiscal year 2000, and hold the remaining 6 acres for resale. It is holding the 19 acres of Multi-Family Lots for resale. See discussion above, "--Development of the Maumelle Property."

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

     Investment Policies.

     Investments in Real Estate or Interests in Real Estate.  The Company
     ------------------------------------------------------
generally conducted all of its investment activities through the Operating Subsidiary and its membership interest in TradeArk Properties. The Company intends to conduct all of its investment activities for the foreseeable future through the Operating Subsidiary, or through membership interest in other entities or other joint venture partnerships.

     The Company's investment objective is to increase long-term total returns to shareholders through appreciation in the value of the Common Stock. The Company's policy is to acquire or develop assets where the Company believes that favorable investment opportunities exist based on market conditions at the time of the investment.

     The Company expects to pursue its investment objectives primarily through the direct ownership of properties by the Operating Subsidiary and/or subsidiaries, or through indirect property ownership opportunities, such as its interest in TradeArk Properties. The Company may pursue other indirect property ownership opportunities, particularly if it is necessary or advisable to do so in order to acquire the development resources, which the Company now lacks. The Company intends to develop residential, and multi-family properties primarily in the Maumelle area, but may pursue the acquisition or development of residential and multi-family properties in other areas of the United States.

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

     Investments in Mortgages.  During the Company's fiscal year, the Company
     ------------------------
has divested its interest in approximately $2,600,000 in promissory notes acquired through its interest in the Ocean Palms Resort Property. The Company has no immediate plans to acquire or warehouse mortgages. The Company may, however, may offer and hold mortgages generated from the sale of its Maumelle Property inventory.

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

     Competitive Conditions. The Company's real property is subject to the highly competitive conditions of the real estate development and sales. In Arkansas--the geographic area in which the Company holds its real property inventory and offers such inventory for development and sale--there are numerous large national and regional firms with significantly greater experience and financial resources than the Company currently possesses. Such firms will likely compete with the Company in the marketing and sale of land for development, Additionally, if the Company forms joint partnership for the construction of homes, it will compete with such firms for the acquisition of land, the hiring of sub-contractors, experienced management personnel, construction workers and other employees, and the sale of product. The Company also will compete for residential sales with the resale market for existing homes, multi-family home sales, including townhouses and condominiums, and with available rental properties.

     The Company believes that its ownership of a substantial majority of the available undeveloped single-family home properties in Maumelle will give the Company an advantage in selling single-family lots or if it enters the single-family home construction market in Maumelle, assuming it is able to obtain sufficient capital to commence construction activities.

     The Company currently has no material presence or reputation in Arkansas or any other area in the real estate development industry and does not have sufficient capital to commence significant development activities, other than the liquidation of its existing Maumelle Property inventory. For this and other reasons discussed herein, the Company may experience difficulties in competing with established developers.


ITEM 3.  LEGAL PROCEEDINGS.

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

     The high and low bid prices for shares of common stock of the Company for each quarter within the last two fiscal years are as follows:

                                         BID

Quarter Ending                           High                  Low
--------------                           ----                  ---
September 30, 1997                        .94                   .75

December 30, 1997                        .781                  .437

March 31, 1998                          2.875                  .562

June 30, 1998                           3.375                 1.562

September 30, 1998                      1.937                  .625

December 30, 1998                       1.375                  .781

March 31, 1999                           1.00                  .375

June 30, 1999                             .50                  .437

September 30, 1999                       .532                  .437

     These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB"), and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

HOLDERS

     The number of record holders of the Company's common stock was 836, as of September 30, 1999.

DIVIDENDS

     During the fiscal year ended September 30, 1999 and the fiscal year ended September 30, 1998, the Company did not declare any cash dividends with respect to its Common Stock. The Company does not expect to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, particularly since the Company has decided to focus on its primary business of developing and selling single-family lots. There are no material restrictions limiting, or restrictions that are likely to limit, the Company's ability to pay dividends on its Common Stock in the future, except that the articles of incorporation of the Company permit the board of directors to approve the issuance of preferred stock having such rights as may be designated by the board without shareholder approval. Such rights may include preferences with respect to dividends as well as prohibitions against the declaration of dividends on Common Stock under certain circumstances.

     The following issuances of unregistered securities occurred during the fiscal year ended September 30, 1999:

     (1) In December, 1998, the Company issued 10,000 shares of the Company's voting Common Stock to Bill Priakos, an officer of the Resort Subsidiary, in consideration of management services to the Company. The Company relied on
Section 4(2)of the Securities Act in agreeing to issue such securities.

     (2) In December 1998, the Company issued 10,000 shares of its voting Common Stock to Eldon Hobbs, an officer of the Resort Subsidiary, in consideration of management services to the Company. The Company relied on
Section 4(2) of the Securities Act in agreeing to issue such securities.

     (3) In July, the Company issued 24,522 shares to Wilbur Schwartz, a consultant to the Company, as payment for services rendered. The Company relied on Section 4(2) of the Securities Act in agreeing to issue such securities.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

     The following discussion should be read in conjunction with the financial statements and the notes thereto appearing in Item 7 of this Report (the "Financial Statements"). As noted below and elsewhere in this Report, if the Company cannot restructure, refinance or retire its current debt, the Company's status as a viable going concern will remain in doubt. There can be no assurance that the Company will be able to raise sufficient capital to cure its liquidity problems and pursue the business objectives discussed herein.

     During the period covered by the financial statements, the Company significantly changed the nature of its business activities from real estate development and vacation interval operations to land sales from its existing Maumelle Property inventory (as discussed in more detail herein).

     In June, 1999, the Company divested all interest in its vacation interval properties, in exchange for 2,839,689 shares of the Company's common stock owned by a related party. The Board has determined that it was not in the best interest of the Company to continue operating the vacation interval properties in Florida or to develop or acquire other vacation interval properties. The Board's decision was based on poorer than expected performance by its Florida operations which generated higher than expected operating costs and lower than expected revenues. The Board's decision also resulted from a determination to focus on its primary business of developing and selling property from the Company's Maumelle Property inventory in order to utilize core assets to restructure the Company's short-term debt into equity and/or long-term debt.

     To further this goal, the Board decided to contribute approximately 258 acres of single-family, multi-family and commercial lots of the Maumelle Property to TradeArk Properties. For the Contributed Maumelle Property, the Company received a 35.16% membership interest in TradeArk Properties. Management anticipates that during the next fiscal year, that any residential development and sales will be done through TradeArk Properties and other joint venture partners. See above, ITEM 1, "DESCRIPTION OF BUSINESS," ITEM 2, "DESCRIPTION OF PROPERTY," and discussion below, "-- Certain Capital Raising Transactions."

     As a result of this significant changes, the Company's management does not believe the historical financial information presented in the Financial Statements is indicative of likely future results of operations. The Company believes that its ability to generate revenues in the future from real estate development activities will depend in large part on its ability to restructure its current short-term debt into long-term debt and raise sufficient capital to commence meaningful development operations, and the Company's ability to enter into joint venture partnerships with developers that have greater development expertise than the Company now possesses.

RESULTS OF OPERATIONS

     Comparison of Year Ended September 30, 1999 to Year Ended September 30, 1998. For the year ended September 30, 1999, the Company experienced a loss of $1,022,694 compared with a loss of $3,829,732 for the year ended September 30, 1998. The difference in performance resulted primarily from an increase in revenues from $41,768 in the year ended September 30 1998, to $9,146,365 in the year ended September 30, 1999, an increase of $9,104,619. The cost of sales for the year ended September 30, 1999, amounted to $3,799,340, resulting in a gross profit of $3,769,713. Despite the increase in revenues, gross profits as a percentage of revenues were reduced from 100% in the year ended September 30, 1998 to 41.22% in the year ended September 30 1999, The sale in the year ended September 30, 1998, involved a small tract of land that did not have an allocated acquisition cost. Additionally, the gross profit for the year ended September 30, 1999, was affected by the non-recognition of $1,577,312 of land sales profit. During the year ended September 30, 1999, operating expenses also increased to $2,787,761 from $2,300,813 in the year ended September 30 1998, an increase of $486,948 or 21.16%.

     Sales increased by $9,104,619 for the year ended September 30, 1999, from $41,746 for the year ended September 30, 1998, as a result of land sales in Maumelle from $25,000 in the year ended September 30 1998 to $9,146,365 in the year ended September 30 1999. Gross profit for the year ended September 30, 1998 was $41,746. Gross profit for the year ended September 30, 1999 was $3,769,713.

     The Company, in its quarterly report filed on Form 10QSB for the period ended June 30, 1999 and filed with the SEC on August 26, 1999, accounted for the TradeArk Properties transaction as a capital contribution. At fiscal year end, the Company's accountants determined the transaction should be treated as a sale under the Statement of Financial Accounting Standards Number 66, "Accounting for Sales of Real Estate." Under Statement 66, a sale to a buyer in which the seller, in this case the Company, owns or acquires an equity interest in the buyer, the seller only recognizes profit of proportionate to the outside interest in the buyer; in this case the 64.84% interest owned by Trade Partners. This resulted in the Company not recognizing profit of $1,577,312 on this transaction. Accordingly, the Company's carrying value of the investment in TradeArk Properties was reduced from its stated value of $4,500,000 by the amount of this unrecognized land sales profit, by recognizing the sales and an additional $3,646,980 in costs of sales. The result, after considering the unrecognized profit, was an improvement in the Company's net loss before taxes of approximately $3,000,000. Previously, the difference between the carrying value of the land contributed and the value used for the contribution was classified as additional paid in capital and the value of the investment in TradeArk Properties was carried at its value of $4,500,000. After restating the transaction as a sale, the unrecognized profit reduced the carrying value of the transaction and after taking into consideration the change between additional paid in capital and retained earnings, the stockholders equity was also reduced by the unrecognized profit. If TradeArk Properties sells the assets it holds, the Company will recognize a proportionate share of the unrecognized profit.

     From the year ended September 30, 1998 to the year ended September 30, 1999, operating expenses increased from $2,300,813 to $2,787,761, an increase of $486,948 or 21.16%. The increase was primarily attributable to increases in amortization of loan costs. Management expenses decreased from $337,499 for the year ended September 30, 1998, to $269,649 for the year ended September 30, 1999, a decrease of $67,853. This decrease was the result of an decrease in management expense fees due to Maumelle Enterprises, a related party, from $324,618 for the year ended September 30, 1998, to $269,649 for the year ended September 30, 1999. For fiscal year ended September 30, 1999, accrued management fees due to Maumelle Enterprises decreased to $33,463, from $50,599 for fiscal year ended September 30, 1998. See ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-Maumelle Enterprises Inc., Agreement."

Amortization of loan fees increased to $1,441,873 in the year ended September 30, 1999, from $550,241 in the year ended September 30, 1998, an increase of $891,632.

     Interest income for the fiscal year ended September 30, 1999, increased by $40,369, from $7,547 for the fiscal year ended September 30, 1998, to $47,916 in fiscal year ended September 30, 1999. Interest expenses increased by $713,084 during the year ended September 30, 1998, to $1,416,898 during the year ended September 30, 1999.

     The loss from discontinued operations of $865,119 for the year ended September 30, 1998 decreased to a loss of $413,025 for the year ended September 30, 1999. During the year ended September 30, 1998 these operations had sales totaling $1,410,463 with costs of sales of $447,270 and operating expenses, including interest expenses, of $1,828,353. During the year ended September 30, 1999, these operations had total sales of $1,019,042 with costs of sales of $258,618 and operating expenses, including interest expenses, of $1,142,222.

     The Company continues to accrue management fees, to the extent possible, to Maumelle Enterprises, a related party. However actual expenses, accrued management fees, overhead and salaries, have been paid to Maumelle Enterprises during fiscal year ended September 30, 1999. During fiscal year, Mr. Todd was paid $259,073, which is deferred and current compensation for the period October 1, 1997 through September 30, 1999. The $259,073 were advances taken by Mr. Todd and against deferred salary. As of the fiscal year, Mr. Todd has accrued salary in the amount of $220,927. Mr. Todd will continue to accrue one-half or $10,000 of his $20,000 per month salary. Maumelle Enterprises and Mr. Todd have represented to the Company that it is their intention to allow the Company to accrue a portion of their fees until the Company is financially in the position to pay the fees.

     The Company believes that its results of operations can improve in the future if it is able to raise sufficient additional capital to restructure or retire its short-term debt into long-term debt and/or equity, and commence significant development operations through TradeArk Properties or other joint venture partners. The Company, through its interest in TradeArk Properties intends to take advantage of an apparent increase in building activity in the City of Maumelle in 1999, which is summarized below. There can be no assurance, however, that such trends will continue or that the Company will be able to capitalize on these trends.

     Two hundred and sixty-three permits were issued by the City of Maumelle for the construction of new single-family homes during the 1998 calendar year. From January through November 1999, 291 permits have been issued for the construction
of new homes.   Although there can be no assurance that such increase in
activity will continue the Company believes that the level of home development activity in Maumelle will continue to increase in the future, for the following reasons:

     (1) The Country Club of Arkansas, a golf-oriented development in Maumelle, has completed improvements and opened its new golf course to the public in the Fall of 1996. As of September 30, 1999, this development has approximately 367 home sites remaining to be developed. The owner/developer of the Country Club of Arkansas has placed substantial amounts of advertising and promotion into local print media which may produce a positive effect for future development activity in Maumelle.

     (2) In 1998, 220 new jobs have been created in the City of Maumelle as a result of continuing industrial expansion. In the period 1990 through 1998, the SMSA of the Little Rock/North Little Rock area, which includes Maumelle, has shown a total increase of 1.8% in new jobs; although there can be no assurance that the city will continue to see such job expansion.

     The Company does not foresee any significant elements of income or loss that would arise outside of the ordinary course of business, except for the losses that would likely arise if the Company becomes unable to liquidate property or has to liquidate its property for less than fair market value to obtain the necessary capital to retire or restructure its existing short-term debt. See "LIQUIDITY AND CAPITAL RESOURCES," below.

     Even if the Company can overcome its present illiquidity and restructure it current short-term debt into equity or long-term debt and raise sufficient capital to commence meaningful operations, there is no assurance the Company will be able to attract joint venture partners with home-building expertise. Joint venture partners, such as TradeArk Properties may experience some seasonal variance in the flow of income from these home-building operations. Such variances could arise, for example, from the impact of weather on any construction in progress. Typically, substantial rainfall is experienced in Central Arkansas from November through March.

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

     Liquidity Issues. The Company currently has $12,488,025 in short term debt
     ----------------
that will mature during fiscal year ended September 30, 2000. Of the $12,488,025 in short-term debt, approximately $5,125,513 is currently in default. This illiquity may prevent the Company from realizing or consummating any of its business plans, objectives, strategies, or transactions, unless its can restructure its short-term debt into equity or long-term debt and/or raise capital. Except for the short-term debt, the Company has minimal operating income and its primary source of funds to meet operating expenses for the last two years has been the liquidation of its real property inventory. There can be no assurance that the Company will be able to overcome its present illiquidity, raise sufficient capital to retire the debt, or generate sufficient revenues to pursue the business plans, objectives, strategies, or transactions discussed herein. In addition, if the Company has to liquidate portions of its Maumelle Property in the fiscal year ended September 30, 2000 to satisfy maturing short-term debt, it may be at less than fair market value.

     The improvement of single-family lots and any subsequent home building and construction is capital-intensive and generally involve a high degree of leveraging and up-front expenses to improve it, and begin development. The Company intends to sell unimproved and improved lots from its Maumelle Property inventory. It also intends to commence home building operations through its membership interest in TradeArk during the second quarter of fiscal year 2000. TradeArk intends to obtain a construction loan collaterized by the property, which is currently is encumbered by a $4,000,000 loan. There can be no assurance, however, that the Company will be able to obtain such loans. In addition, the Company will need to enter into joint ventures or other agreements with well-funded development partners to implement its growth strategies in the home building industry. There can be no assurance that the Company will be able to overcome its present illiquidity and raise sufficient additional capital or enter into joint venture or other development agreements with developers under terms that are favorable to the Company, or at all.

     Competition. The real estate development industry is highly competitive. In
     -----------
Arkansas--the geographic area in which the Company initially intends to sell residential lots and other property from its Maumelle Property inventory and to build homes through its interest in TradeArk Properties--there are numerous large national and regional firms with significantly greater experience and financial resources than the Company currently possesses. Such firms will likely compete with the Company in the sale of land and for the sale of single-family homes, the acquisition of land for development, the hiring of sub-contractors, experienced management personnel, construction workers and other employees. See
ITEM 2, "DESCRIPTION OF PROPERTY--POLICIES WITH RESPECT TO CERTAIN ACTIVITIES-- Competitive Conditions."

     The Company currently has no material presence or reputation in Arkansas or any other area in the real estate sales and development industry and does not have sufficient capital to commence significant development activities. For this and other reasons discussed herein, the Company may experience difficulties in competing with established developers.

     Lack of Experience.  The Company has no operational experience in the real
     ------------------
estate development industry other than in the sale of property. Such inexperience may make it difficult for the Company to achieve its business plans and objectives, particularly given the existence of competition from more experienced and better capitalized companies.

     Interest Rates; Mortgage Financing. Demand for residential lots and homes,
     ----------------------------------
as well as for multi-family and commercial construction, is adversely affected by increases in interest rates. If interest rates increase, demand for homes and other projects the Company may develop may be significantly reduced due to prospective buyers' inability to obtain financing. Any adverse changes in the availability of Federal Housing Administration or Veterans Administration mortgage financing may also adversely impact the Company's housing sales.

     Many Factors Beyond The Company's Control.  The nature of the real estate
     -----------------------------------------
development industry is cyclical and is affected by various factors beyond the Company's control, including changes in the general and local economy, employment, availability of financing, interest rates, changes in demographics, housing demands, as well as changes in government regulations. Developers are subject to a number of other risks, including availability and cost of land, materials, and labor, weather conditions, construction delays, costs controls, and increases in real property taxes and local government fees.

LIQUIDITY AND CAPITAL RESOURCES

     Indebtedness and Other Liquidity Requirements. The principal amount of the Company's total debt at September 30, 1999, included, without limitation, the following (see ITEM 2, "DESCRIPTION OF PROPERTY--MAUMELLE PROPERTY" for descriptions of encumbered properties referenced below):

     . $3,500,000 Resure Note I, the amended recourse note, payable to Resure, matured September 1, 1999, secured by the approximately 701-acre Large Residential Tract; 10% interest, paid quarterly until October 1, 1996, then quarterly payments of principal and interest in the amount of $101,591.15 are required. The Resure Note I is currently in default and a foreclosure action has been instituted against the Company. The balance owing on the Resure Note I was $3,903,790 as of the Company's fiscal year end and $3,961,462, as of the date of this Report.

     . $200,000 recourse note payable to Davister Corp. (the "Davister Note"), matured January 9, 1996, unsecured; 9% interest payable at maturity.

     . $6,835,544 in non-secured short-term debt financed by private sources. The promissory notes generally bear interest at a rate ranging from 10.9% to 14% per annum, with a weighted average as of the Company's year end of 11.03% per annum, and mature nine months from the date of issuance of each note. As of the date of this Report, the Company is in default on $330,323.87 plus interest in the amount of $5,766.11.

     . $400,000 in a commercial revolving line of credit from the Bank of Little Rock (the "Little Rock Credit Line I"), secured by 11 acres of the multi-family Maumelle Property. The Little Rock Credit Line I bears interest at a fixed rate of 9.5% per annum. The Company is required to pay interest only on a monthly basis in the amount of $3,120 until the credit line matured on April 10, 1999, at which time the Little Rock Credit Line I maturity date was extended to April 10, 2000, when all unpaid principal balance plus and accrued interest is due and payable. The balance owing on the Little Rock Credit Line I as of the Company's fiscal year-end and as the date of this Report is $399,524.

     . $1,750,000 in a commercial revolving line of credit from the First Arkansas Bank ("First Arkansas Line of Credit I"), secured by approximately 344 acres of the Large Residential Tract of the Maumelle Property. The bank released approximately 30 acres of the secured property in conjunction with its sale and subsequent payment of $364,000, of which $350,000 applied to principal and $14,000 to accrued interest paid to First Arkansas Bank on the loan. The line, which matured May 27, 1998, was extended to December 2, 1999. The line of credit bears interest at a fixed rate of 9.5% per annum and upon maturity all principal and all accrued interest is due. The balance owing on the First Arkansas Line of Credit I, as of the Company's fiscal year-end was $1,435,010. As of the date of this Report, the line of credit is in default and the Company owes an aggregate of $1,457,966.

     . $250,000 in a commercial revolving line of credit from the Bank of Little Rock (the "Little Rock Credit Line V"), secured by 11 acres of the multi-family Maumelle Property. The Little Rock Credit Line V bears interest at a fixed rate of 9.5% per annum. The $250,000 line of credit requires seven monthly interest payments in the amount of $2,082, commencing August 10, 1999, until March 10, 2000, when a balloon payment consisting of the entire principal balance and accrued interest is due and payable.

     In addition to the above indebtedness, under the terms of the Resure Settlement Agreement, the Company is also required to pay a Developer's Fee of $2,000 for each lot sold in the approximately 1,045 acres of the Large Residential Tract of the Maumelle Property, with such Developer's Fees not to exceed $2,000,000. The Developer's Fees is secured by written amendment to the loan mortgage securing the Resure Note I, which is recorded solely against 701 acres of the Large Residential Tract of the Maumelle Property. No fees are to be paid unless and until any lots or land are sold. As of the date of this Report, no land has been sold and therefore no development fees have been paid to Resure.

  CERTAIN RECENT EVENTS RELATING TO THE COMPANY'S INDEBTEDNESS AND LIQUIDITY REQUIREMENTS

     In October, 1999, the Little Rock Credit Line V was paid in full in the amount of $252,082. The credit line was paid from the repayment of a loan owed by the Florida Resort Subsidiary to the Company, which also included $69,000 in expenses that was advanced to by the Florida Resort Subsidiary.

     The Company is current on all of the foregoing debt, except for the following: Resure Note I, the First Arkansas Valley Bank Line of Credit I, a portion of the short-term notes, and the Davister Note. As of the date of this Report, the Company has not paid the July 1 and October 1, 1998 payments or the January 1, April 1, July 1 and October 1, 1999 payments to Resure for an aggregate past due of amount of $3,903,789. On April 19, 1999, a foreclosure action was instituted by the Resure Liquidator against the Operating Subsidiary in the Chancery Court of Pulaski County, Arkansas. Resure is seeking to foreclose on approximately 701 acres of the Large Residential Tract of the Maumelle Property that secures the Resure Note I and Developer's Fees. On May 28, 1999, the Operating Subsidiary filed an answer generally denying the claims. The Company is currently negotiating with Resure to retire the liability and have the lawsuit dismissed.

     The First Arkansas Valley Bank Line of Credit I matured on December 2, 1999, at which time the Company owed an aggregate of $1,457,966 in principal and interest. The Company is currently in default on the line of credit and is currently negotiating to either extend or retire the debt. In addition, the Company is in default on a portion of its short term notes. At the date of this Report, the Company owed an aggregate of $336,089.98 in principal and interest on the notes.

     Although the Davister Note has matured, the lender has not demanded payment or instituted collection proceedings.

     The Company intends to pay off the Resure, Davister Note, short term notes, and First Arkansas Valley Bank Line of Credit I liabilities from proceeds from the sale of some of the Maumelle Property, obtaining long-term debt and/or additional equity. There can be no assurance, however, that the Company will prevail in the litigation or that negotiations with Resure will be successful or even if they are that the Company will be able to raise the funds. See ITEM 3, "LEGAL PROCEEDINGS."

     In addition to the foregoing debt and other liquidity requirements, the Company will, within six months after the date of this Report, require general working capital to cover overhead and administrative expenses in the amount of at least $500,000. Unless the Company's debt, most of which is in default or will mature within the next six months, can be restructured, or retired, the Company's status as a viable going business concern will remain in doubt.

     Certain Capital Raising Transactions. During the fiscal year ended 1999, the Company obtained capital through the following transactions:

     . The Company has sold 7.4 acres of the Commercial Maumelle Property to an unaffiliated third party, for a price of $300,000 with net proceeds to the Company of $273,726.24;

     . a right of way on the Maumelle Property to the Maumelle Water Management of the City of Maumelle for a price of $5,000; and

     . approximately 30 acres of single-family lots to an unaffiliated third party for a sales price of $535,226.40. The Company received net proceeds of $146,218.31 from the sale, after reducing the First Arkansas Line of Credit I by $364,000.

     . The Company received $930,713.18 from the TradeArk Properties transaction, which for accounting purposes was characterized as a sale of certain portions of the Maumelle Property inventory to TradeArk Properties. In addition to the cash, the Company received a 35.16% membership interest in TradeArk Properties and reduced its short-term debt by $2,753,613. See above, "-- RESULTS OF OPERATIONS-- Comparison of Year Ended September 30, 1999 to Year Ended September 30, 1998."


     Subsequent to the Company's fiscal year end, the Company raised additional capital for the purpose operating capital through the following transactions:

     . The Company borrowed approximately $893,191 in non-secured short term debt from private investors. The promissory notes generally bear interest ranging from at a rate of 10.9% per annum to 14% per annum and mature nine months from the date of issuance of each note.


     Prospective Sources of Liquidity. Current operating cash flows will not be sufficient to service the Company's existing debt or the Company's anticipated operating cash needs. The Company currently has insufficient funds to retire its short-term debt, most of which will mature within the next six months or is in default. If the Company cannot restructure or retire this debt or raise additional equity and/or capital, the Company's status as a viable going business concern will remain in doubt.

     The Company is presently marketing portions of its Maumelle Property for sale in order to generate sufficient funds to reduce its current short-term debt. The Company is also exploring opportunities to develop and sell portions of its Maumelle Property with joint venture partners.

     With respect to prospective long-term liquidity, the Company intends to generate the bulk of its cash from operations by developing and selling residential lots in the City of Maumelle. At present, Management of the Company believes that the most likely sources of substantial cash flow during the next two years are (1) the development and sale of single-family lots of the approximately 3,000 single-family home sites it owns in Maumelle; (2) the development and sale of single-family homes in Maumelle, Arkansas by TradeArk Properties; and (3)the liquidation of property which Management considers unsuitable for the Company's purposes or as required. See ITEM 1, "DESCRIPTION OF BUSINESS--BUSINESS OF THE COMPANY--GROWTH STRATEGIES."

     The Company intends to raise operating capital by selling debt and/or equity securities to the public or in private transactions. There can be no assurance, however, that such public or private offerings will be successful.

     The Company also intends to meet the need for operating capital by the development of residential lots for sale and/or by obtaining development financing in the form of secured credit line facilities from lenders, although there can be no assurance that such financing can be obtained on attractive terms, or at all. See ITEM 2, "DESCRIPTION OF PROPERTY."

     Comparison of Year Ended September 30, 1999 to Year Ended September 30, 1998. At September 30, 1999, the Company had total assets of $10,421,311, a decrease of $6,875,761 or 39.75% from the Company's total assets as of the fiscal year ended September 30, 1998. The Company had cash of $864,381 at September 30, 1999, compared to $1,047,021 on September 30, 1998, a decrease of $182,640 or 17.44%. This decrease was a result of operating losses for the fiscal year ended September 30, 1999. See "LIQUIDITY AND CAPITAL RESOURCES" above.

     Accounts receivable decreased from $462,384 on September 30, 1998 to $51,554 on September 30, 1999, an decrease of $410,830. This decrease was primarily due to the divestment of the Resort Subsidiaries.

     Loan origination fees increased from $405,638 as of September 30,1998, to $544,656, as of September 30, 1999, an increase of $149,018. This was primarily due to an increase in debt.

     On June 14, 1999, the Company divested its interest in several Ocean Palms Resort Promissory Notes resulting in a decrease in assets and notes receivable. During the fiscal year, the Company also divested its interest Ocean Villas Property, the assets of which included $243,970 in the Ocean Villas Promissory Notes which resulted in a decrease of assets. The Company also held $61,056 in promissory notes from unrelated third parties, which was divested with the Ocean Villas Property resulting in a decrease in accounts receivable.

     During the fiscal year, the Company contributed 258 acres of the Maumelle Property for an investment interest of 35.16% in TradeArk Properties. For accounting purposes, the contribution was booked as a sale. The Company had no investments during the fiscal year ended September 30, 1998.

     The carrying value of the Company's real estate holdings decreased by $7,027,281 during the year, from $12,579,658 in fiscal year ended September

30, 1998 to $5,552,377 in fiscal year ended September 30, 1999. The net decrease was a result of the divestment of the Florida Resorts Subsidiary and the Resorts Subsidiary, which included the Ocean Palm Property and the Florida Bible College Property, and the divestment of the Ocean Villas Property which resulted in a decrease of $3,347,549; and sale of certain portions of the Maumelle Property to TradeArk Properties for a carrying value of $3,799,340. Other factors included additions during the year ended September 30, 1999 to carrying costs of various Maumelle Properties totaling $119,608.

     The decrease was also the result of the divestment of CRI, including $185,584 in vacation club membership lists, and goodwill of $95,499.

     Total liabilities of the Company as of September 30, 1999, was $13,713,577 a decrease of $2,981,441 from the September 30, 1998's total of $16,695,018. The current liability for notes payable increased by $1,226,163 during the fiscal year ended September 30, 1999, from $11,261,862 to $12,488,025. The increase was primarily the result of the Resure Note I of $3,395,189 being changed to current notes payable. The divestment of the Resorts Subsidiaries provided a reduction of notes payable of $2,621,665.

     This increase also included the $2,979,673 of secured short term loans obtained during the year. These short term loans were used to service existing debt, as well expenses from the Florida Vacation Interval operations, until such properties were divested. Long term debt decreased by $3,675,365 in fiscal year ended September 30, 1999, a decrease of $3,675,365 or 100% over the fiscal year ended September 30, 1998, reflected primarily from the recognition of the Resure
Note I as a current note payable and the divestment of the Ocean Villa Notes.

     The Company decreased its short term debt from the Bank of Little Rock by $600,000 during fiscal year ended September 30, 1999. The short-term debt was paid by TradeArk Properties as part of the Contribution Agreement in which the Company contributed a portion of the Maumelle Property to TradeArk Properties. As of September 30, 1999, the Company had paid $364,000 on the $1,875,000 line of credit from the First Arkansas Valley Bank. The $364,000 came from the sale of approximately 30 acres of the Maumelle Property. The Company decreased its liability of $996,281 from Union Planters Bank when it divested its interest in the Florida Bible College.

     Accounts payable and accrued expenses decreased by $532,239, from $1,757,791 as of September 30, 1998, to $1,225,552, as of September 30, 1999.
The divestment of the Resorts Subsidiaries resulted in $586,083 of the decrease. Accrued real estate taxes payable decreased by $171,158 due to payments of accrued tax due in the fiscal year, the divestment of the Vacation Interval Properties and the contribution of the Contributed Maumelle Property to TradeArk Properties. Accrued interest increased by $301,287 from $440,291 as of September 30, 1998, to $741,578, as of September 30, 1999, as a result of the increase in short-term notes and the non-payment of interest on the Resure Note I.

     Shareholders' Equity decreased by $3,292,266 or 647% during the fiscal year. The decrease is a result of a net operating loss of $1,022,694 for the year ended September 30, 1999, and the acquisition of 2,839,689 shares of the Company's stock. The 2,839,689 shares are being held as treasury shares.

ITEM 7.  FINANCIAL STATEMENTS.

     The audited financial statements of the Company are included in this Annual Report on Form 10-KSB at pages F-1 to F-8.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


DIRECTORS AND EXECUTIVE OFFICERS

                                            Date of        Expiration of
Name                Age    Position         Election       Director Term
----                ---    --------         --------       --------------

Michael G. Todd     50     Chairman,        7/95           1999 or until
                           President                       Successor
                           and Secretary                   elected


Herbert E. Russell  73(1)  Director         3/94           Resigned
                                                           June 14,
                                                           1999

Robert R. Neyland   44     Director         4/94           1999 or until
                                                           successor
                                                           elected

Thomas Blake        66     Director         3/97           1999 or until
                                                           successor
                                                           elected

David R. Paes       45     Vice President,  7/95           N/A
                           Treasurer and

                                  Assistant
                                  Secretary

Raymond Baptista    58            Vice President   10/97          N/A
                                  Of Finance

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

ROBERT R. NEYLAND. Director. Neyland is Preisent and co-founder of Applerock Funding Corporation, which was organized in 1998 to originate and acquire loans secured by first liens on manufactured housing lots. He is also a director of Collins Financial Service, Inc., a private debt collection company, director of FiData Inc., an internet technology company, and a director and officer of Iron Harbor Development Group, LLC, a real estate development company.

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

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to the compensation that was paid in 1999 fiscal year to the Company's executive officers.

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                                              Long-Term Compensation

     Annual Compensation             Awards      Payouts

(a)                (b)               (c)            (d)       (e)      (f)     (g)       (h)     (i)

Name &             Year              Salary         Bonus     Other    Res-    Securi-   LTIP     All
Prin-              or                ($)            ($)       Annual   tric-   ties      Pay-     Other
cipal              Period                                     Compen-  ted     Under-    outs     Compen-
Position           Ended                                      sation   Stock   Lying              sation
                                                                               Options
Michael            9/30/99           $240,000/(1)/   0           0       0        0         0         0
Todd,
Chairman/
President

David              9/30/99              0            0           0       0        0         0         0
Paes/(2)/

(1) Michael G. Todd has been employed as President of the Company since November 1994. During fiscal year, Mr. Todd was paid $259,073, which is deferred and current compensation for the period October 1, 1997, through September 30, 1999. As of the fiscal year, Mr. Todd has accrued salary in the amount of $220,927. Mr. Todd will continue to accrue one-half or $10,000 of his $20,000 per month salary.

(2) David Paes has been Vice-President of the Company since July 1995, and devotes approximately 40% of his time to its operations. Paes has received no salary from the Company from July 1995 through September 30, 1999.

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

DIRECTOR COMPENSATION

       Outside directors are compensated for their services in the amount of $500 per month. Outside directors Neyland, Russell, and Blake have agreed to defer such compensation until the Treasurer of the Company determines that sufficient funds are available to make such payments. Such compensation has been deferred since April 1994, and continues to be deferred. For the fiscal year ended September 30, 1999, the Company had a deferred liability in the amount of $12,000. Upon resignation, Mr. Russell forgave his accrued director's fees in the amount of $27,000, which represented fees accrued from April, 1994 through June, 1999, for outside directors' compensation.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth the beneficial ownership of shares of Common Stock as of September 30, 1999, for (i) each person who is known by the Company to be the beneficial owner of more than a 5% interest in the Company,
(ii) directors of the Company, (iii) the sole "named executive officer" of the Company, as defined in Item 402(a)(2) of SEC Regulation S-B, and (iv) the directors and named executive officer of the Company as a group. Unless otherwise indicated in the footnotes, all such interests are owned directly, and the indicated person or entity has sole voting and investment power. Addresses are provided only for 5% or greater owners.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                       Name and
                       address of                Amount and
                       beneficial                nature of bene-     Percent of
Title of Class         owner(1)                  ficial owner        class
Common Stock      Michael G. Todd(2)             2,896,589 shares    70.82%

Common Stock      John W. DeHaven(3)(4)          0 shares                0%

Common Stock      Herbert E. Russell(3)          0 shares                0%

Common Stock      Robert R. Neyland              0 shares                0%

Common Stock      Thomas Blake                   0 shares                0%

Common Stock      Directors and Executive
                  Officers as a Group 2,896,589  shares              70.82%

(1) Unless otherwise indicated, the address of the beneficial owner is 25550 Hawthorne Boulevard, Suite 207, Torrance, California 90505.

(2) All of these shares are owned by Prescott Investments, L.P. or Granite Industries LLC. Michael G. Todd is the sole managing member of Granite Industries LLC, which is the managing general partner of Prescott LP. Todd is the sole "named executive officer" of the Company, as defined in
        Item 402(a)(2) of SEC Regulation S-B. Mr. Todd also has a beneficial interest in 40,000 shares previously owned by Nine Mile Limited Partnership. See below, "Note 4," and ITEM 9, "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS."

(3)    All of these shares were owned by Charlie Corporation, of which Herbert
       E. Russell, as grantor and trustee of an irrevocable trust, owned 100% of the outstanding stock. John W. DeHaven is the sole income beneficiary of the trust, but Russell has sole investment and voting power over the trust. The trust terminates on the death of John W. DeHaven. During the Company's fiscal year-end 1999, the Company exchanged its interest in the Resort Subsidiary and the Florida Resorts Subsidiary for the 2,839,689 shares of the Company's common stock owned by Charlie Corporation. On June 14, 1999, Russell resigned as director of the Company, pursuant to the terms of the Separation Plan. See ITEM 9, "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS."

(4) John W. DeHaven disclaimed beneficial ownership of the shares owned by Charlie Corporation. 40,000 of the shares were owned by Nine Mile Limited Partnership ("Nine Mile") of which John W. DeHaven is the general partner. During the Company's fiscal year-end 1999, the Company exchanged its interest in the Resort Subsidiary and the Florida Resorts Subsidiary for the 2,839,689 shares of the Company's common stock owned by Charlie Corporation. Mr. DeHaven also sold during the fiscal year the 40,000 shares held by Nine Mile LP to an entity in which Mr. Todd has a beneficial interest.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SERVICES PROVIDED BY AFFILIATED COMPANIES

       The Company has paid fees or expects to pay fees to certain affiliated companies for various types of services, and will continue to do so in the future. These arrangements are summarized below.

       Maumelle Enterprises, Inc. Agreement. The Company has an oral agreement with Maumelle Enterprises, Inc. to provide management and administrative services for the Maumelle Property. Currently, Maumelle Enterprises manages the Company's inventory of property, oversees any sale of property, and manages administrative matters such as ensuring payment of taxes, mortgages and other expenditures incurred in management of the property. Maumelle Enterprises also represents the Company at local and state hearings that may affect the Company's property. Until March 1997, Maumelle Enterprises was owned primarily by officers and directors of the Company. It has no clients other than the Company and DeHaven Todd Limited Partnership, an Arkansas limited partnership ("DTLP"), which is owned almost entirely by Michael G. Todd and John W. DeHaven. In March 1997, Michael G. Todd and John W. DeHaven agreed to cancel all of their shares of Maumelle Enterprises common stock, which aggregately represented twenty percent (20%) of the shares in Maumelle Enterprises, as partial consideration for Maumelle Enterprises' agreement to sell approximately 3.8 acres of commercial property, known as the Corner Tract, in the City of Maumelle to the Company. After giving effect to the cancellation of the shares owned by Mr. Todd and Mr. DeHaven, David Paes and Mary Peyton each owns 50% of the outstanding shares of Maumelle Enterprises, as of the date of this Report. Mary Peyton, the President of the Home Construction Subsidiary, receives a salary of $66,000 per annum as an officer of Maumelle Enterprises. David Paes, an officer of the Company, receives a salary of $84,000 per annum as an of officer of Maumelle Enterprises.

       Under the oral management and administrative services agreement, payment to Maumelle Enterprises for management services depends upon the actual services rendered in a given month and the current liquidity of the Company. If funds are not available, Maumelle Enterprises has agreed to defer payment of its management fees to the extent possible. For the fiscal year ended September 30, 1999, the Company paid Maumelle Enterprises $269,649 in expenses, which effective after June 14, 1999, included overhead expenses, paid accrued and previously unpaid management fees of $50,599 and payment of $33,463 which is considered an overpayment. The Company will be credited the $33,463 against future management fees and/or by the assumption by Maumelle Enterprises of liabilities owed by the Company. Due to the divestment of the Resort subsidiaries, management expenses have decreased.

       The Company intends to formalize its management agreement with Maumelle Enterprises in writing. The duration, terms and conditions of the contract have not yet been determined and will be subject to approval by the independent directors of the Company.

       Subleasing of Office Space. The Company is currently subleasing its principal office space in Torrance, California from DTC, a California partnership. The partnership, owned equally by Michael G. Todd and John W. DeHaven charges the Company $2,144 per month. The Company paid DTC the total of $23,776 in rental payments for the fiscal year ended September 30, 1999.

       The majority of the disinterested board of directors on October 1, 1995, voted to approve the oral agreement between the Company and DTC for the subleasing of office space from DTC to the Company.

       The Company plans to continue to sublease its office space from DTC on a month to month basis.

ACQUISITION OF STOCK FROM AFFILIATES

       During the Company's fiscal year-ended September 30, 1999, the Company agreed to exchange all of the issued and outstanding stock it holds in the Resort Subsidiary and the Florida Resorts Subsidiary for the acquisition of 2,839,689 shares of common stock from by Charlie Corporation, formalized in a Separation Plan between the Company and Charlie Corporation, dated March 31, 1999, and amended on June 14, 1999. With the acquisition of the Resort Subsidiary and the Florida Resorts Subsidiary, Charlie Corporation assumed the assets and liabilities of the Ocean Palms Resort Property, the Florida Bible

College Property, Capitol Club, Exchange Club, CRC and Entry Resorts Marketing, which was dissolved in May, 1999.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)   Reports on Form 8k

                 none

       (b)   FINANCIAL STATEMENTS AND EXHIBITS

       FINANCIAL STATEMENTS


CAPITOL COMMUNITIES CORPORATION, INCLUDING PREDECESSOR CORPORATION AND SUBSIDIARIES.

Report of Independent Auditors....................................... F-2

Balance Sheet as of September 30, 1999............................... F-4

Statements of Operations for the Years Ended
September 30, 1999 and 1998.......................................... F-5

Statements of Changes in Shareholders' Equity
September 30, 1999................................................... F-6

Statements of Cash Flows for the Years Ended
September 30, 1999 and 1998.......................................... F-7

Notes to Financial Statements........................................ F-8

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

        ********Exhibits incorporated by reference from the Form 8-K, Commission File No. 0-23450 filed on June 28, 1999.


(b)  REPORTS ON FORM 8-K

        The following reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30,1999.

        None

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                   CAPITOL COMMUNITIES CORPORATION




Date: December 27, 1999             By: /s/ Michael G. Todd
                                    Michael G. Todd, Chairman,
                                    President and Chief
                                    Executive Officer

                        CAPITOL COMMUNITIES CORPORATION

                             FINANCIAL STATEMENTS



Report of Independent Auditors....................................... F-2

Balance Sheet as of September 30, 1999............................... F-4

Statements of Operations for the Years Ended
September 30, 1999 and 1998.......................................... F-5

Statements of Changes in Shareholders' Equity
September 30, 1999................................................... F-6

Statements of Cash Flows for the Years Ended
September 30, 1999 and 1998.......................................... F-7

Notes to Financial Statements........................................ F-8

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive - Suite 209
Coral Springs, Florida  33071
(954) 752-1712




INDEPENDENT AUDITOR'S REPORT
----------------------------


To the Board of Directors and Stockholders of Capitol Communities Corporation, Inc. and Subsidiaries


We have audited the accompanying balance sheets of Capitol Communities Corporation, Inc. and Subsidiaries as of September 30, 1999 and the related statements of income and accumulated deficit, stockholders equity and cash flows for the years ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capitol Communities Corporation, Inc. and Subsidiaries as of September 30, 1999 and the results of its operations and its cash flows for the years ended September 30, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company has incurred losses from operations, has a significant negative working capital ratio, and has substantial non-productive assets, which raise substantial doubt about its ability to continue as a going concern. The Company is in default on approximately $5.3 million in mortgages and notes (Notes 4 and 7). The financial statements do not include any adjustment that might result from the outcome of these uncertainties.



Coral Springs, Florida
December 21, 1999

Capitol Communities Corporation
Balance Sheet as of September 30, 1999

                                                                                September 30,
                                                                                    1999
Current Assets
      Cash in Bank                                                              $     864,381
      Accounts Receivable                                                              51,554
      Notes Receivable- current                                                       383,000
      Prepaid Assets                                                                    3,085
                                                                                -------------
              Total Current Assets                                                  1,302,020

Plant property and equipment
      Furniture and Equipment, net of accumulated depreciation of $17,982              23,784


Other Assets
      Land and Real Estate Holdings (Notes 9 and 11)                                5,552,377
      Investment in Trade Ark Properties (Notes 9 and 13)                           2,844,474
      Loan origination costs, net of amortization of $1,173,902                       554,656
      Notes Receivable- non current                                                   144,000
                                                                                -------------
              Total Other Assets                                                    9,095,507

              Total Assets                                                      $  10,421,311
                                                                                =============


Current Liabilities
      Notes Payable (Notes 4 and 7)                                             $  12,488,025
      Accounts Payable & Accrued Expenses                                           1,225,552
                                                                                -------------
              Total Current Liabilities                                            13,713,577

Non Current Liabilities
      Notes Payable                                                                         -

              Total Liabilities                                                    13,713,577

Shareholders' Equity

      Preferred stock-$.01 par value, none issued                                           -
      Common Stock-$.01 par value, 40,000,000 shares authorized                        76,300
              7,630,050 shares outstanding
      Additional Paid in Capital                                                    7,470,913
      Treasury Stock                                                               (4,795,852)
      Accumulated Deficit                                                          (6,043,627)
                                                                                -------------

              Total Shareholders' Equity                                           (3,292,266)

              Total Liabilities and
              Shareholders' Equity                                              $  10,421,311
                                                                                =============

Capitol Communities Corporation
Consolidated Statements of Operations
For the Fiscal Years Ended September 30, 1999 and 1998

                                                     1999                 1998
Revenues:
     Sales                                         $ 9,146,365         $    41,746
     Unrecognized Land Sale Profit (Note 9)          1,577,312
     Cost of Sales                                   3,799,340                   -
                                                   -----------         -----------

Gross Profit                                         3,769,713              41,746

Operating Expenses:
     General & Administrative
     Expenses                                        2,787,761           2,300,813
                                                   -----------         -----------

Net Income (Loss) Before
     Other Income/Expense                              981,952          (2,259,067)

Operations of Unconsolidated Investments               (78,214)                  -
Interest Income                                         47,916               7,547
Interest Expense                                    (1,416,898)           (713,084)
                                                   -----------         -----------

Net Income (Loss) from continuing operations       $  (465,244)        $(2,964,604)

Net Income (Loss) from discontinued operations        (413,025)           (865,119)

Provision for Income Taxes (Notes 1 and 12)
     Current                                            75,000                   -
     Change in valuation allowance                      69,425                   -
                                                   -----------         -----------

Net Income (Loss)                                  $(1,022,694)        $(3,829,723)

Net Income (Loss) per share                        $    (0.168)        $    (0.528)


Weighted average shares outstanding:                 6,100,537           7,249,494

                        Capitol Communities Corporation
                           Schedule of Owners Equity
                     For the Year Ended September 30, 1999

                                           Common      Additional          Treasury         Retained
                               Shares       Stock     Paid in Capital       Stock           Earnings
------------------------------------------------------------------------------------------------------
Balance at 9/30/98            7,624,500    $ 76,245     $ 7,203,531      $   (386,258)   $ (6,291,464)

Additional Stock
  Issued                        104,522       1,045         273,716

Director's Fees forgiven                                     27,000

Stock Cancelled                 (98,972)       (990)        (33,334)

Resorts Spin Off (Note 11)                                                 (4,409,593)        857,506

Net Income (Loss) for year
from Continuing Operations                                                                   (609,669)


Balance at 9/30/99            7,630,050    $ 76,300     $ 7,470,913      $ (4,795,851)   $ (6,043,627)

                        Capitol Communities Corporation
                           Statements of Cash Flows
                For the Years Ended September 30, 1999 and 1998


                                                                    1999            1998
                                                                    ----            ----
Cash Flows from Operating Activities:
      Net Loss                                                  $ (1,022,694)    $(3,829,723)
      Amortization                                                 1,474,518         509,893
      Depreciation                                                    21,281          16,455
      Unrecognized Land Sale Profit                                1,577,312
      Common Stock Issued for Services                                34,761          18,758
      Forgiven Salaries and fees added to Paid in Capital              4,500
      Adjustments to Reconcile Income
      to Net Cash Used for operating Activities
           (Increase) Decrease in Receivables                        410,830        (388,210)
           (Increase) Decrease in Inventory                           26,575            (426)
           (Increase) Decrease in Deposits                                 -         109,361
           (Increase) Decrease in Other Assets                       382,818         (78,071)
           (Increase) Decrease in Real Estate Holdings             7,027,281      (2,597,555)
           (Increase) Decrease in Investments                     (2,844,474)
           (Increase) Decrease in PrePaid Assets                     252,315          36,267
           Increase (Decrease) in Accrued Expenses                  (532,239)        866,230
           (Increase) Decrease in Deferred Tax Asset                  69,425
           Increase (Decrease) in Deferred Taxes Payable                             (14,000)
                                                                ------------     -----------

      Net Cash Used for Operations                                 6,882,209      (5,351,021)


Cash Flows from Investing Activities:
      Cash used for Acquisitions                                                  (1,004,992)
      Collections of Notes Receivable                              1,437,098         321,911
      Disposal of Furniture and Fixtures                             102,211
      Acquisition of Furniture and Fixtures                          (16,945)        (31,340)
                                                                ------------     -----------

      Net Cash Provided (Used) in Financing Activities             1,522,364        (714,421)


Cash Flows from Financing Activities:
      Increase in Notes Payable                                    9,173,291       9,560,070
      Payment of Notes Payable                                   (11,625,212)     (1,682,864)
      (Increase) Loan Origination Fees                            (1,704,681)       (760,172)
      Cash obtained in acquisitions                                                   25,025
      Cash used in Divestments                                       (21,018)
      Acquisition of Treasury Stock                               (4,409,593)       (386,258)
      Issuance of Common Stock                                                       129,500
                                                                ------------     -----------

      Net Cash Provided (Used) in Investing Activities            (8,587,213)      6,885,301

Net Increase (Decrease) in Cash                                     (182,640)        819,859

Beginning Cash                                                     1,047,021         227,162
                                                                ------------     -----------

Ending Cash                                                     $    864,381     $ 1,047,021
                                                                ============     ===========

See Accompanying Auditors Report and Notes

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

A.   Background

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

B.   Principles of Consolidation

The Consolidated financial statements include accounts of its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

C.   Real Estate Holdings

Real estate investments are stated at the lower of cost or market. Acquisition costs are allocated to respective properties based on appraisals of the various properties acquired in the acquisition.

D.   Income Taxes

In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has net operating losses (NOL's) of approximately $4,500,000 expiring in the years 2006 through 2009.

           Deferred tax benefit (34% statutory rate)    $1,530,000
           Valuation allowance                           1,530,000
           Net Benefit                                  ----------
                                                        $        0
                                                        ----------

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

     The Company and its Subsidiaries maintain cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $ 100,000. At September 30, 1999 the company had approximately $800,000 on deposit in one bank resulting in a concentration of credit risk from uninsured bank balances.

H.   Earnings/Loss Per Share

Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the fiscal years ended September 30, 1999 and 1998 were 6,100,537 and 7,249,494, respectively.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The company has incurred significant losses from operations for the current year, has a substantial accumulated deficit, has non-productive assets and is highly illiquid. The Company is currently in default on a $3.4 million mortgage and a $1.4 million mortgage as well as $332,324 of short term unsecured debt(Note 4). No claim for payment has been made for a $200,000 note due January 6, 1996. Management has begun implementation of plans to make the company more viable. The ultimate outcome of these plans can not be determined.

Phase I is to obtain a 35% equity in a new real estate development Limited partnership, by contributing land, in Maumelle, Arkansas valued at $8.3 million, as well as have the partnership pay off $3.8 million of debt assigned to the land. The other partner is to contribute $8.3 million of financial assets. This phase of the plan was completed in June 1999. (See Note 9)

Phase 2 of the plan is for the company to transfer to Charlie Corporation, a major shareholder of the company, the capitol Resorts activities for all of Charlie Corporations 2.8 million shares (37%) of company stock in the company. Transferred items would include land in Kissimmee, Florida, notes receivable on units in the Ocean Palm Resort and offsetting $2.1 million of debt. This phase of the plan was completed simultaneously with phase 1 in June 1999. (See Note
11)

Phase 3 involves sale and development of the remaining real estate in Maumelle, Arkansas.

NOTE 3 - AGREEMENTS

Currently the Company has an informal agreement with Maumelle, Enterprise, Inc. (Maumelle). A business owned by an officer of the company, to provide management, sales and administrative services for the Company Under this informal agreement payment to Maumelle for such services depends upon the actual services rendered in a given month and the current liquidity of the Company.

During the fiscal year ended September 30, 1999, the Company paid Maumelle a total of $50,599 for fees accrued from prior years and $269,646 for fees due for 1999. As of September 30, 1999, a balance of $33,463 of expenses were overpaid.

NOTE 4 - MORTGAGE IN DEFAULT

On September 11, 1995, the Company entered into a promissory note with Resure, Inc. for $3,500,000, bearing interest at 10% per annum, payable in full on July 1, 2000. Effective September 30, 1997, the Company entered into a modification of the promissory note with Resure, Inc., with the maturity date reset to October 1, 1999.

Payments are due in the amount of $101,591 including principal and interest at 10% per annum, payable quarterly.

As of September 30, 1999, the principal balance due was $3,395,189, and the company was in arrears on its $101,591 payment since July 1, 1998. The Company did not pay the Mortgage on its maturity date. Accrued interest through September 30, 1999 is approximately $508,600. The receiver for the Resure, Inc. liquidation has filed suit against the Company seeking judgment in the sum of $5.5 million for amounts due under the promissory note and a developers fee as per a settlement agreement dated September 30, 1997. The mortgage is secured by
701.3 acres of land in Maumelle, Arkansas, with cost basis of $3.473 million.

Management has been in discussion with the Resure, Inc. receiver to make settlement arrangements and has reached an agreement. Management is now attempting to arrange financing to pay the balance due under the agreement. Under the agreement a payment of the principal and accrued interest due under the promissory note, approximately $3.99 million would satisfy the mortgage and developers fee.

On November 26, 1997 the Company entered into a promissory note with Bank of Atkins, now First Arkansas Valley Bank, for $1,750,000 bearing interest at 10% per annum, payable May 27, 1998. The note was subsequently extended to November 27, 1998 and to May 27, 1999 and to December 2, 1999. The Company failed to make the interest payment due on December 2 in order to request another loan extension. The note is secured by a mortgage on approximately 315 acres of land in Maumelle with a cost basis of $1.766 million.

Additionally, the Company is currently in default on $330,324 of unsecured short term notes which matured in November and December 1999 and an unsecured note for $200,000 which was due January 6, 1996.

NOTE 5 - LEASE AGREEMENT

The Company is subleasing office space from DeHaven, Todd & Co., in which a principal stockholder and officer of the company is a partner. The monthly lease payment began on October 1, 1995 and is $2,150 per month. The lease expired September 30, 1998 and has been continued on a month by month basis. Other leased facilities are on a month by month basis.

NOTE 6 - EXECUTIVE EMPLOYMENT AGREEMENT

The Company has a five-year written agreement with an individual to perform the duties of President. Under the agreement, which became effective on October 1, 1995, he is to be compensated at a rate of $20,000. per month. The agreement expires on September 30, 2000. The Company is not a party to any other employment agreements.

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following:

Note Payable - Bank of Little Rock
       Secured Line of Credit, 9.50% per annum;
       secured by 11 acres Maumelle, AR
       maturing April 10, 2000                                             $   399,524

Note Payable - Bank of Little Rock
       Secured Note, 9.50% per annum;
       secured by 11 acres Maumelle, AR
       maturing March 10, 2000; retired October 12, 1999                       250,000

Note Payable - First Arkansas Valley Bank
       Secured Note, 9.50% per annum;
       secured by 332 acres residential land Maumelle, AR
       maturing December 2, 1999;  currently in default,
       (See Note 4)                                                          1,400,000

Note Payable - Davister
       Unsecured Note, 9% per annum;
       matured January 6, 1996 (See Note 4)                                    200,000

Notes Payable - Various
       Unsecured notes, interest from 10.90% to 14.00%
       with maturities not in excess of nine months of which
       certain notes totaling $330,324 are currently in default,
       (See Note 4)                                                          6,835,544

Note Payable - Resure Mortgage
       Secured 10% per annum due October 1, 1999
       secured by 701 acres residential land Maumelle, AR
       payable with quarterly payments beginning
       1/1/98 for $101,591; mortgage is delinquent (See Note 4)
                                                                             3,395,189


Note Payable - GMAC
       Secured 7.9% per annum maturing July 3, 2000
       secured by 1997 Chevrolet Pickup Truck
       payable at $605 per month                                                 5,270


       Total Current Maturities                                             12,480,257
                                                                            ----------


       Total Non-Current Maturities                                                  -


       Total Notes Payable                                                  12,480,257
                                                                           ===========

The company has not obtained extensions on many of the notes and mortgages payable that have become due and is in default. The categorization between current and non current was based on the original maturity date.

NOTE 8 - RELATED PARTY TRANSACTIONS

     DeHaven Todd L.P. (a partnership of beneficial stockholders of the company) had advanced within the prior year approximately $300,000 of funds for use by the company. As of September 30, 1999, $31,000 had not been reimbursed to this partnership.

     The Company entered into a Plan and Agreement for Corporate Separation with Charlie Corporation on March 31, 1999. Charlie Corporation was a related party and major stockholder of the Company at the time. (See Note 11)

NOTE 9 - INVESTMENT

     On March 29, 1999, a Contribution Agreement was entered into between Capitol Communities Corporation's subsidiary, Capitol Development of Arkansas, Inc. (the "Company") and Trade Partners, Inc. ("Trade Partners"), a unaffiliated third party, for the purpose of forming TradeArk Properties, LLC ("TradeArk Properties"), a Michigan limited liability company to develop and sell real estate. On June 1, 1999, an amendment to the Contribution Agreement was executed by the parties extending the closing date (the "Closing Date") to no later than June 30, 1999. On June 14, 1999, the Closing Date, the parties performed all of the terms and obligations of the Contribution Agreement, including the capitalization of TradeArk Properties.

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

     The Company contributed certain tracts of real property its owns in Maumelle, Arkansas (the "Maumelle Property"), including 192 acres of single-family lots; 19 acres of multi-family lots; 40 acres of commercial lots; and 6 acres of commercial lots, (collectively known as the "Contributed Maumelle Property"). TradeArk Properties assumed $3,800,000 in debt collateralized by the Contributed Maumelle Property. The fair market value of the Contributed Maumelle Property was determined by the parties to be $8,300,000, which after the assumed debt, represented a capital contribution by the Company of $4,500,000 or a 35.16% membership interest in TradeArk Properties.

     Simultaneously on the Closing Date, and pursuant to the terms of the Contribution Agreement, TradeArk Properties secured a $4,000,000 loan from New Era Life Insurance Company ("New Era"). The loan has a fixed interest rate of 13% per annum, and matures in 30 months when all accrued interest and principal is due. The New Era loan is secured by the Contributed Property and viaticals.

     After legal fees, loan retirements and other closing costs, the Company received $930,713 from the New Era loan proceeds from TradeArk Properties.

     While this transaction is referred to as a capital contribution, the Company has determined that the proper treatment is to consider it a sale under Statement of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate". Under statement 66 a sale to a buyer in which the seller, in this case the Company, owns or acquires an equity interest in the buyer, the seller only recognizes profit proportionate to the outside interests in the buyer. In this case the 64.84% interest owned by Trade Partners. This resulted in the Company not recognizing profit of $1,577,312 on this transaction. The Company's carrying value of the investment in TradeArk was reduced from its stated value of $4,500,000 by the amount of this unrecognized land sales profit.

NOTE 10 - EQUITY TRANSACTIONS

     The company issued 44,522 shares of common stock, at a valuation of $34,761 for various services provided.

     In October 1999, consultants to the company exercised options to purchase 60,000 shares of company stock for $240,000. The payment for the stock is applied monthly against the amount due under the consulting agreement.

98,972 shares of the company stock had been returned.

2,839,689 shares of Treasury stock, at an allocated cost of $4,409,593 was acquired under the Plan and Agreement for Corporate Separation (See Note 11).

NOTE 11 - CORPORATE SEPARATION

     On March 31, 1999, a Plan and Agreement for Corporate Separation ("Separation Plan") was entered into between the Company and Charlie Corporation, a related party. On June 14, 1999, the parties executed a First Amendment to the Plan and Agreement for Corporate Separation. Under the terms of the Separation Agreement, Charlie Corporation exchanged 2,839,689 shares of the Company's common stock for all of the issued and outstanding capital stock in the Company's subsidiaries, Capitol Resorts, Inc. (the "Resort Subsidiary"), and Capitol Resorts of Florida, Inc., (the "Florida Resorts Subsidiary"). The exchange also included the Resort Subsidiary's solely-owned interest in Capitol Club, Exchange Services, Capitol Resorts International and Entry Resorts Marketing, and the Florida Resorts Subsidiary's solely-owned interest in Capitol SB Development. Under the terms of the Separation Agreement, Charlie Corporation assumed the liabilities, including $2,100,000 in related debt, for the Resort Subsidiary and Florida Resorts Subsidiary, effective June 14, 1999.

     With the exchange the Company disposed of its interest in approximately 36 acres of land and improvements near Disney World in Osceola County, Florida held by Capitol SB Development, and the rights to a ground lease and improvements referred to as the Ocean Palms Resort located in Pompano Beach, Florida. The Ocean Palms Resort property consist of a 53 long term leasehold unit complex, pool, office areas, parking area and other amenities. The assignment of the ground lease rights is held by the Florida Resorts Subsidiary.

     The Company is holding the 2,839,689 shares as treasury shares.

NOTE 12 - INCOME TAXES

     As stated in Note 1, the Company does not recognize a deferred tax asset. During the year ended September 30, 1999 and primarily as a result of the TradeArk transaction (See Note 9), the Company did realize ad benefit from its unrecorded deferred tax benefit. For tax purposes all the profit from the TradeArk transaction is recognized. This resulted in taxable income before application of Net Operating Loss "NOL" carryforwards of approximately $900,000. The utilization NOL resulted in an unrecorded tax benefit of approximately $300,000. The Company also incurred a liability for state income tax of approximately $75,000 and eliminated a deferred tax benefit from a prior period in the amount of $69,425.

NOTE 13 - UNCONSOLIDATED SUBSIDIARIES

     The Company holds a 35.16% interest in TradeArk Properties, LLC. (See note
9) The investment
in TradeArk is accounted for under the equity method. The Company reports its proportionate share of the investments operating income or loss and increasing or decreasing the carrying value of the investment accordingly. In the case of TradeARk, the company also decreased its carrying value by the amount of the unrecognized land sales profit in accordance with SFAS 66 (See Note 9). This difference between the carrying value of the investment and the underlying equity in the investment will be accounted for as the assets of TradeArk are sold or otherwise disposed.

     At September 30, 1999, TradeArk holds Real Estate valued at $8,300,000, viatical contracts valued at $8,300,000 and other assets of $183,422. TradeArk liabilities include a mortgage of $4,000,000 and other liabilities of $206,000. Members Equity is $12,577,422. Operating loss from inception through September 30, 1999 was $222,578.