Form 10QSB
period 1999-12-31
CAPITOL COMMUNITIES CORP
filed 2000-02-14
CIK 915636

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

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

     The Company's quarterly reports for the periods ended March 31, 1999 and June 30, 1999, on Form 10-QSB were filed late. The following officers, directors, and beneficial owners of 10% or more of the Company's Common Stock were delinquent in filing an Annual Statement of Changes in Beneficial Ownership on Form 5: Michael G. Todd, Herbert Russell, John W. DeHaven, and David R. Paes. The Form 5 was filed by the above officers, directors and beneficial owners were filed late.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock ($.01 Par Value)       4,090,361
     (Title of Class)               Shares Outstanding as of January 31, 2000

Transitional Small Business Disclosure Format: [_] YES [X] NO

                        CAPITOL COMMUNITIES CORPORATION
                                  Form 10-QSB
                        QUARTER ENDED December 31, 1998

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
         (Unaudited)...................................................     3
     Consolidated Balance Sheet
          December 31, 1999............................................     3
     Consolidated Statement of Cash Flows
          For the Three Months Ended December 31, 1999 and 1998........     4
     Consolidated Statement of Operations
          For the Three Months ended December 31, 1999 and 1998........     5
     Consolidated Statement of Stockholders' Equity
          For the Three Months ended December 31, 1999.................     6
     Notes to Consolidated Financial Statements December 31, 1999......     7

Item 2.   Management's Discussion And Analysis of Plan of Operation....     9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................    13

Item 3.   Defaults Upon Senior Securities..............................    13

Item 6.   Exhibits and Reports on Form 8-K.............................    14

Signatures.............................................................    14

Capitol Communities Corporation
Balance Sheet
December 31, 1999 and 1998

UNAUDITED
                                                  December 31,    September 30,
                                                     1999             1999
Current Assets
     Cash in Bank                                 $   178,333     $    864,381
     Accounts Receivable                               51,851           51,554
     Notes Receivable- current                         48,000          383,000
     Prepaid Assets                                     1,583            3,085
                                                  -----------     ------------
           Total Current Assets                       279,767        1,302,020


Plant property and equipment
     Furniture and Equipment
           net of accumulated depreciation of
           $19,813 and $17,982                         21,953           23,784

Other Assets
     Land and Real Estate Holdings                  5,552,802        5,552,377
     Investment in Trade Ark Properties             2,791,779        2,844,474
     Loan origination costs
           net of amortization of $1,335,588 and
           $1,173,902                                 460,754          554,656
     Notes Receivable- non current                    132,000          144,000
           Total Other Assets                       8,937,335        9,095,507
                                                  -----------     ------------

           Total Assets                           $ 9,239,055     $ 10,421,311
                                                  ===========     ============




Current Liabilities
     Notes Payable                                 12,010,189       12,488,025

     Accounts Payable & Accrued Expenses            1,394,817        1,225,552
                                                  -----------     ------------
           Total Current Liabilities               13,405,006       13,713,577


Non Current Liabilities
     Notes Payable                                          -                -

           Total Liabilities                       13,405,006       13,713,577


Shareholders' Equity

     Preferred stock-$.01 par value, none issued            -                -
     Common Stock-$.01 par value, 40,000,000
     shares authorized                                 76,300           76,300
           7,630,050 shares outstanding
     Additional Paid in Capital                     7,470,913        7,470,913
     Treasury Stock                                (4,795,852)      (4,795,852)
     Accumulated Deficit                           (6,917,312)      (6,043,627)
                                                  -----------     ------------

           Total Shareholders' Equity              (4,165,951)      (3,292,266)

           Total Liabilities and
           Shareholders' Equity                   $ 9,239,055     $ 10,421,311
                                                  ===========     ============



                        Capitol Communities Corporation
                           Statements of Cash Flows
             For the Three Months Ended December 31, 1999 and 1998

                                   UNAUDITED

                                                                        1999              1998
                                                                        ----              ----
Cash Flows from Operating Activities:
       Net Loss                                                    $  (873,685)       $(1,033,309)
       Amortization                                                    317,613            322,265
       Depreciation                                                      1,831              5,980
       Adjustments to Reconcile Income
       to Net Cash Used for operating Activities
            (Increase) Decrease in Receivables                            (297)            36,896
            (Increase) Decrease in Real Estate Holdings                   (425)           272,483
            (Increase) Decrease in Investments                          52,695
            (Increase) Decrease in Deposits
            (Increase) Decrease in Accrued Interest Receivable
            (Increase) Decrease in PrePaid Assets                       (1,502)            21,211
            (Increase) Decrease in Inventory                                 -             (8,473)
            Increase (Decrease) in Accrued Expenses                    169,265           (183,248)
            Increase (Decrease) in Deferred Revenue
            Increase (Decrease) in Accrued Interest Payable
            Other                                                                          12,502
                                                                   -----------        -----------


       Net Cash Used for Operations                                   (334,505)          (553,693)


Cash Flows from Investing Activities:
       Acquisition of Notes Receivable                                       -           (240,000)
       Collections of Notes Receivable                                 347,000             20,430
       Acquisition of Furniture and Fixtures                                              (35,123)
       Increase (decrease) in loan fees                               (220,707)          (496,339)
                                                                   -----------        -----------

       Net Cash used in Investing Activities:                          126,293           (751,032)



Cash Flows from Financing Activities:
       Increase in Notes Payable                                        20,000          1,851,169
       Payment of Notes Payable                                       (497,836)          (952,452)
       Issuance of Common Stock                                              -            228,176
                                                                   -----------        -----------

       Net Cash used in Financing Activities:                         (477,836)         1,126,893


Net Increase (Decrease) in Cash                                       (686,048)          (177,832)

Beginning Cash                                                         864,381          1,047,021

Ending Cash                                                          $ 178,333          $ 869,189
                                                                   ===========        ===========

                        Capitol Communities Corporation
                     Consolidated Statements of Operations
             For the Three months Ended December 31, 1999 and 1998

                                   UNAUDITED

                                                                             1999                        1998
Revenues:
      Sales                                                            $        0                $      5,000
      Miscellaneous                                                           525                           -
      Income
      Cost of Sales                                                             -                           -
                                                                       ----------                 -----------
Gross Profit                                                           $      525                       5,000

Operating Expenses:
      General & Administrative Expenses                                   528,557                     627,208
                                                                       ----------                 -----------
Net Income (Loss) Before
      Interest Income                                                    (528,032)                   (622,208)

Operations of Unconsolidated Investments                                  (52,695)
Interest Income                                                             7,186                      10,412
Interest Expense                                                         (300,144)                   (352,839)
                                                                       ----------                 -----------

Net Income (Loss) from continuing operations                            $(873,685)                  $(964,635)

Net Income (Loss) from discontinued operations                                  -                     (68,674)

Net Income (Loss)                                                       $(873,685)                $(1,033,309)
                                                                       ==========                 ===========

Basic Earnings (Loss) per share                                            (0.214)                     (0.148)
                                                                       ==========                 ===========

Weighted average shares outstanding:                                    4,090,361                   6,960,288
                                                                       ==========                 ===========

                        Capitol Communities Corporation
                           Schedule of Owners Equity
                 For the Three Months Ended December 31, 1999
                                   Unaudited

                                         Common       Additional        Treasury       Retained
                           Shares        Stock     Paid in Capital        Stock        Earnings
--------------------------------------------------------------------------------------------------
Balance at 9/30/99         7,630,050    $76,300       $7,470,913      $(4,795,851)    $(6,043,627)


Net Income (Loss) for year
ended 9/30/99                                                                             #REF!


Balance at 9/30/99         7,630,050    $76,300       $7,470,913      $(4,795,851)        #REF!

CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
------- ----------------------------------------
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        ------------------------------------------
              June 30, 1999
              -------------

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
         ---------------------------------------------------------

         Background
         ----------
         The consolidated balance sheet at December 31, 1999 and the related statements of operations and cash flows for the three month period ended December 31, 1999, include the accounts of Capitol Communities Corporation and its wholly owned subsidiaries and are unaudited.
         All inter-company accounts and transactions have been eliminated in consolidation.

         These unaudited interim consolidated financial statements should be read in conjunction with the September 30, 1999 fiscal year end financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

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


     Earnings/Loss Per Share
     -----------------------
     Primary earnings per common share are computed by dividing the net income
     (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the three months ended December 31, 1999 was 4,090,361 and for the three months ended December 31, 1998 was 6,960,288.


NOTE 2 - GOING CONCERN CONSIDERATIONS

     The company has incurred significant losses from operations for the current year, has a substantial accumulated deficit, has non-productive assets and is highly illiquid. The Company is currently in default on a $3.4 million mortgage and a $1.4 million mortgage as well as $330,324 of short term unsecured debt. No claim for payment has been made for a $200,000 note due January 6, 1996. Management has begun implementation of plans to make the company more viable. The ultimate outcome of these plans can not be determined.


NOTE 3 - SUBSEQUENT EVENTS

     On January 14, 2000 the Company paid First Arkansas Valley Bank $128,608 to bring current and extend the maturity date of the First Arkansas Valley Bank line of credit, from December 2, 1999 to July 14, 2000. The line of credit bears interest at a fixed rate of 10% per annum and upon maturity all principal and all accrued interest is due. The balance owing on the First Arkansas Valley Bank line of credit as of January 31, 2000 was $1,345,000.

PART I.   FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)
        --------------------------------


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


Forward-Looking Statements
--------------------------

     Certain matters discussed in this Form 10-QSB are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this ITEM 2 "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION --Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to,
(1)cure its current severe liquidity problems caused by its current short-term debt obligations, and (2) to raise sufficient capital to commence meaningful operations. If the Company cannot restructure, or retire its current debt, the Company's status as a viable going concern will remain in doubt. There can be no assurance that the Company will be able to raise sufficient capital to cure its liquidity problems and pursue the business objectives discussed herein. Capitol Communities Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation those identified in the "Risk Factors" section of the Company's Registration Statement filed with the Securities and Exchange Commission (the "SEC") in September 1996 on Form 10-SB.

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

     Management does not believe the historical financial information presented in the Financial Statements is indicative of likely future results of operations, due to the fact that the Company significantly changed the nature of its business activities from real estate development and vacation interval operations to land sales from its existing real estate inventory located in

Maumelle, Arkansas (the "Maumelle Property"). The Company believes that its ability to generate revenues in the future from real estate development will depend in large part on its ability to extend, replace, convert into long term debt or retire its current short term debt and raise additional capital.

Financial Condition
-------------------

     There continues to be substantial doubt about the Company's ability to continue as a going concern, due to its current illiquidity and uncured defaults in some of its secured short-term debt, as discussed in more detail below. The Company is currently negotiating to secure additional debt financing, however, there can be no assurance that financing can be obtained, or that the Company will be able to raise the additional capital needed to satisfy long-term liquidity requirements.(See "LIQUIDITY AND CAPITAL RESOURCES," below).

     Change in Financial Condition Since the End of Last Fiscal Year.   At
     ----------------------------------------------------------------
December 31, 1999, the Company had total assets of $9,239,055, a decrease of $1,182,256 or 11.34% of the Company's total assets as of the Company's fiscal year end of September 30, 1999. The Company had cash of $178,333 at December 31, 1999 compared to $864,381 at September 30, 1999, a decrease of $686,048.

     The current portion of Notes Receivable decreased from $383,000 on September 30, 1999 by $335,000 to $48,000 on December 31, 1999.

     The carrying value of the Company's real estate holdings remained almost unchanged during the three months, increasing from $5,552,377 to $5,552,802. The Company's investment in Trade Ark, decreased from $2,844,474 to $2,791,779 reflecting the Company's portion of the net loss by Trade Ark, which is accounted for by the equity method.

     Total liabilities of the Company at December 31, 1999 were $13,405,006, a decrease of $308,571 from the September 30, 1999 total of $13,713,577. The current liability for notes payable decreased by $477,836 during the three months, from $12,488,025 to $12,010,189. This resulted primarily from the payment of a $250,000 short term note and a reduction in the unsecured short term notes. The Company decreased its unsecured short term notes payable from $6,835,544 at September 30, 1999 by $220,722 to $6,614,822 at December 31, 1999.

     Accounts payable and accrued expenses increased by $169,265. At September 30, 1999 the liability for accounts payable and accrued expenses totaled $1,225,552. At December 31, 1999 the balance was $1,394,817. Accrued Interest Payable increased by $134,369 from $741,578 at September 30, 1999 to $875,947 at December 31, 1999. Accrued real estate taxes payable increased from the September 30, 1999 balance of $9,976 to a balance of $13,301, an increase of $3,325, as of December 31, 1999.

     Shareholders' Equity decreased by $873,685. The decrease results entirely from the operating loss of $873,685 for the three month period ending December 31, 1999. During the period from September 30, 1999 to December 31, 1999 the Company did not have any capital transactions.

Results of Operations
---------------------

     Comparison of the Three Months Ended December 31, 1999 to the Three Months
     --------------------------------------------------------------------------
Ended December 31, 1998  For the three months ended December 31, 1999 the
-----------------------
Company experienced a net loss of $873,685 compared with a loss of $1,033,309 for the three months ended December 31, 1998. While sales and gross profit from continuing operations were negligible during both periods, general and administrative expenses decreased by $98,651, from $627,208 to $528,557, and interest expense decreased by $52,695, from $352,839 to $300,144 resulting in the decrease in net loss.

     Sales decreased by $5,000 to $0 for the three months ended December 31, 1999 from $5,000 for the three months ended December 31, 1998. During the three months ended December 31, 1999 there were no sales of land. During the three months ended December 31, 1998, sales of $5,000 resulted from the proceeds from the sale of a right of way in Maumelle.

     General and administrative expenses decreased from $627,208 for the three months ended December 31, 1998 to $528,557 for the three months ended December 31, 1999. Management fees totaled $36,179 for the three months ended December 31, 1999, a decrease of $53,151 from the $89,330 expense for the three months ended December 31, 1998. The reduction of general and administrative expenses and management fees was a result of the divestment of the Vacation Interval operations. Consulting fees of $46,828 for the three months ended December 31, 1999 decreased by $26,700 from $73,528 for the three months ended December 31, 1998. Amortization expense increased by $13,883 to $317,613 for the three months ending December 31, 1999 from $303,730 for the three months ended December 31, 1998. This resulted from the costs associated with the short term unsecured Bridge Loans.

     Interest income decreased from $10,412 for the three months ended December 31, 1998 to $7,186 for the three month period ended December 31, 1999.

     Interest expense decreased by $52,695 from $352,839 for the three months ended December 31, 1998 to $300,144 for the three months ended December 31, 1999. The decrease resulted from the decrease in debt by the Company.

     The operating loss recorded for unconsolidated subsidiaries accounted for under the Equity method totaled $52,695 for the three months ended December 31, 1999. There was no similar activity during the three months ended December 31, 1998. The Trade Ark investment comprised all of the Company's investment in unconsolidated subsidiaries.


     The loss from discontinued operations of $68,674 for the three months ended December 31, 1998 decreased to $0 for the three months ended December 31, 1999, due to the completion of the divestment of discontinued operations in June 1999. During the period ending December 31, 1998 these operations had sales totaling $401,339, cost of sales of $75,952 and operating expenses, including interest expense, of $359,399.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents amount to $178,333 or 11.34% of total assets at December 31,1999, as compared with $864,381 at September 30, 1998. The Company's liquidity position at December 31, 1999, is not adequate to meet the Company's liquidity requirements. As of December 31, 1999, the Company has approximately $3,989,367 in defaulted debt, and $10,301,000 in short-term debt due within the next six months. The Company's status as a going concern remains in doubt.

     As of December 31, 1999, the Company has borrowed $6,614,822 from private sources, (the "Bridge Loans"). The majority of the promissory notes evidencing the Bridge Loans, (the "Bridge Notes") bear interest at a rate of 10.9% per annum and mature nine months from the date of each Note. The Bridge Loans are unsecured, however the Company has provided a guarantee bond to the Bridge Note holders at a cost to the Company of approximately 5% of the gross proceeds received from the Bridge Loans. The Company has also paid the investment banking firm that assisted the Company in obtaining the Bridge Loans a fee equal to 15% of Bridge Loans gross proceeds received.

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

     The Company is current on its debt, except the recourse note owed to Resure Inc. (the "Resure Note I"), which matured October 1, 1999 (discussed below), a $200,000 recourse note payable to Davister Corp. (the "Davister Note"), which matured January 9, 1996, and on a revolving line of credit from the First Arkansas Valley Bank ("First Valley Bank Line of Credit I") which matured on December 2, 1999 in the amount of $1,457,966.

 .    As of December 31, 1999, the Company has not paid the July 1 and October 1,
1998 payments or the January 1, April 1, and July 1, 1999 and October 1, 1999 payments to Resure for an aggregate past due of amount of principal and interest of $3,989,367. On April 19, 1999, a foreclosure action was instituted by the Resure Liquidator against the Operating Subsidiary in the Chancery Court of Pulaski County, Arkansas. Resure is seeking to foreclose on approximately 701 acres of the Large Residential Tract of the Maumelle Property that secures the Resure Note I and Developer's Fees. On May 28, 1999, the Operating Subsidiary filed an answer generally denying the claims. The Company is currently negotiating with Resure to retire the liability on a discounted basis and have the lawsuit dismissed. The Company intends to pay off the Resure and Davister Note liabilities from proceeds from the sale of some of the Maumelle Property and/or by obtaining additional equity. There can be no assurance, however, that the Company will prevail in the litigation or that negotiations with Resure will be successful or even if they are that the Company will be able to raise the required funds. See Part II, ITEM 1, "LEGAL PROCEEDINGS."

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

     Subsequent to December 31, 1999, the Company brought current the First Arkansas Bank Line of Credit I. On January 14, 2000, the Company paid First Arkansas Bank $128,608 to bring current and extend the maturity date of the First Arkansas Line of Credit I from December 2, 1999 to July 14, 2000. The line of credit bears interest at a fixed rate of 10% per annum and upon maturity all principal and all accrued interest is due. The balance owing on the First Arkansas Line of Credit I, as of January 31, 2000, was $1,345,000.

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

     On May 28, 1999, the Operating Subsidiary filed an answer, generally denying the claims. The Court has set a trial date of March 21, 2000 to hear the claim. There can be no assurance, however, that the Operating Subsidiary will prevail in the action or that it will be able to negotiate a favorable settlement with Resure prior to the trial or any foreclosure.

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


                                         CAPITOL COMMUNITIES CORPORATION



Date: February 11, 2000                  By: /s/ Michael G. Todd
                                         Michael G. Todd, Chairman,
                                         President and Chief Executive Officer


Date: February 11, 2000                  By: /s/ David Paes
                                         David Paes
                                         Treasurer and Vice President