Form 10QSB
period 2000-03-31
CAPITOL COMMUNITIES CORP
filed 2000-05-15
CIK 915636

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock ($.01 Par Value)         4,230,361
     (Title of Class)                 Shares Outstanding as of March 31, 2000

Transitional Small Business Disclosure Format: [_] YES [X] NO

                        CAPITOL COMMUNITIES CORPORATION
                                  Form 10-QSB
                         QUARTER ENDED March 31, 2000

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.   Financial  Statements
          (Unaudited)..............................................................................     3
          Consolidated Balance Sheet
               March 31, 2000......................................................................     4
          Consolidated Statement of Cash Flows
               For the Six Months Ended March 31, 2000 and 1999....................................     5
          Consolidated Statement of Operations
               For the Six Months ended March 31, 2000 and 1999....................................     6
          Consolidated Statement of Stockholders' Equity
               For the Six Months ended March 31, 2000.............................................     7
          Notes to Consolidated Financial Statements March 31, 2000................................     8
Item 2.   Management's Discussion And Analysis of Plan of Operation................................    10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings........................................................................    16

Item 3.   Defaults Upon Senior Securities..........................................................    17

Item 6.   Exhibits and Reports on Form 8-K.........................................................    17

Signatures.........................................................................................    18

PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)
         --------------------------------

Capitol Communities Corporation
Balance Sheet
as of March 31, 2000 and September 30,1999

UNAUDITED

                                                                             March 31,                 September 30,
                                                                               2000                        1999
Current Assets
    Cash in Bank                                                         $        44,319               $      864,381
    Accounts Receivable                                                           56,960                       51,554
    Notes Receivable- current                                                     48,000                      383,000
    Prepaid Assets                                                                 3,390                        3,085
                                                                         ---------------               --------------
          Total Current Assets                                                   152,669                    1,302,020

Plant property and equipment
    Furniture and Equipment
    net of accumulated depreciation of $21,644 and $17,982                        20,122                       23,784


Other Assets
    Land and Real Estate Holdings                                              5,552,802                    5,552,377
    Investment in Trade Ark Properties                                         2,736,779                    2,844,474
    Loan origination costs net of
          amortization of $1,619,197 and $1,173,902                              177,145                      554,656
    Notes Receivable- non current                                                120,000                      144,000
                                                                         ---------------               --------------
          Total Other Assets                                                   8,586,726                    9,095,507

          Total Assets                                                   $     8,759,517               $   10,421,311
                                                                         ===============               ==============

Current Liabilities
    Notes Payable                                                             12,155,142                   12,488,025
    Accounts Payable & Accrued Expenses                                        1,582,860                    1,225,552
                                                                         ---------------               --------------
          Total Current Liabilities                                           13,738,002                   13,713,577

Non Current Liabilities
    Notes Payable                                                                      -                            -

          Total Liabilities                                                   13,738,002                   13,713,577

Shareholders' Equity

    Preferred stock-$.01 par value, none issued                                        -                            -
    Common Stock-$.01 par value, 40,000,000 shares authorize
          7,770,050 shares outstanding                                            77,700                       76,300
    Additional Paid in Capital                                                 7,469,513                    7,470,913
    Treasury Stock                                                            (4,795,852)                  (4,795,852)
    Accumulated Deficit                                                       (7,729,846)                  (6,043,627)
                                                                         ---------------               --------------

          Total Shareholders' Equity                                          (4,978,485)                  (3,292,266)

          Total Liabilities and
          Shareholders' Equity                                           $     8,759,517               $   10,421,311
                                                                         ===============               ==============

                        Capitol Communities Corporation
                           STATEMENTS OF CASH FLOWS
               For the Six Months Ended March 31, 2000 and 1999

                                                             UNAUDITED

                                                                                           2000                  1999
                                                                                           -----                 ----
Cash Flows from Operating Activities:
     Net Loss                                                                         $ (1,686,219)      $    (1,881,844)
     Amortization                                                                          581,080               646,613
     Depreciation                                                                            3,662                12,371
     Adjustments to Reconcile Income
     to Net Cash Used for operating Activities
                    (Increase) Decrease in Receivables                                      (5,406)               49,311
                    (Increase) Decrease in Other Assets                                                           12,520
                    (Increase) Decrease in Real Estate Holdings                               (425)              197,471
                    (Increase) Decrease in Investments                                     107,695
                    (Increase) Decrease in PrePaid Assets                                     (305)               60,877
                    (Increase) Decrease in Inventory                                                              (8,473)
                    Increase (Decrease) in Accrued Expenses                                357,308              (106,279)
                    Other                                                                       20
                                                                                       -----------         -------------

     Net Cash Used for Operations                                                         (642,590)           (1,017,433)


 Cash Flows from Financing Activities:
     Acquisition of Notes Receivable                                                                            (240,000)
     Collections of Notes Receivable                                                       359,000                32,430
     Acquisition of Furniture and Fixtures                                                                       (40,186)
     Increase (decrease) in loan fees                                                     (203,589)             (803,810)
                                                                                       -----------         -------------

     Net Cash Provided (Used) in Financing Activities                                      155,411            (1,051,566)


Cash Flows from Investing Activities:
     Increase in Notes Payable                                                             232,053             3,342,054
     Payment of Notes Payable                                                             (564,936)           (2,163,667)
     Cancellation of Common Stock                                                                                   (667)
     Issuance of Common Stock                                                                    -               228,176
                                                                                       -----------         -------------

     Net Cash Provided (Used) in Investing Activities                                     (332,883)            1,405,896

Net Increase (Decrease) in Cash                                                           (820,062)             (663,103)

Beginning Cash                                                                             864,381             1,047,021
                                                                                       -----------         -------------

Ending Cash                                                                           $     44,319       $       383,918
                                                                                       ===========         =============


                        Capitol Communities Corporation
                     Consolidated Statements of Operations
              For the Three months Ended March 31, 2000 and 1999

                                   UNAUDITED

                                                      2000                       1999
Revenues:
     Sales                                          $        0                 $ 305,000
     Hotel Revenue                                           -                         -
     Miscellaneous Income                                  525                         -
     Cost of Sales                                           -                    10,422
                                                   -----------               -----------

Gross Profit                                               525                   294,578

Operating Expenses:
     General & Administrative
     Expenses                                          989,878                 1,273,900
                                                   -----------               -----------

Net Income (Loss) Before
     Interest Income/Expense                          (989,353)                 (979,322)

Operations of Unconsolidated Investments              (107,695)
Interest Income                                         11,932                    20,252
Interest Expense                                      (601,103)                 (702,873)
                                                   -----------               -----------

Net Income (Loss) from continuing operations       ($1,686,219)              ($1,661,943)

Net Income (Loss) from discontinued operations      $        0                 ($219,901)

Net Income (Loss)                                  ($1,686,219)              ($1,881,844)
                                                   ===========               ===========

Net Income (Loss) per share                             (0.411)                   (0.271)
                                                   ===========               ===========


Weighted average shares outstanding:                 4,098,558                 6,952,989
                                                   ===========               ===========

                        Capitol Communities Corporation
                           Schedule of Owners Equity
                    For the Six Months Ended March 31, 2000
                                   Unaudited

                                        Common          Additional          Treasury        Retained
                           Shares        Stock        Paid in Capital         Stock         Earnings
---------------------------------------------------------------------------------------------------------
Balance at 9/30/99         7,630,050    $76,300      7,470,913              $(4,795,851)     $(6,043,627)

Additional Stock
  Issued                     140,000      1,400         (1,400)

Director's Fees forgiven

Stock Cancelled

Net Income (Loss) for
Six Months Ended 3/31/00                                                                      (1,686,219)


Balance at 3/31/00         7,770,050    $77,700     $7,469,513              $(4,795,851)     $(7,729,846)


               CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                March 31, 2000
                                --------------

NOTE 1   -   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
             ---------------------------------------------------------

     Background
     ----------
     The consolidated balance sheet at March 31, 2000 and the related statements of operations and cash flows for the six month period ended March 31, 2000, include the accounts of Capitol Communities Corporation and its wholly owned subsidiaries and are unaudited. All inter-company accounts and transactions have been eliminated in consolidation.

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

     Earnings/Loss Per Share
     -----------------------

     Primary earnings per common share are computed by dividing the net income
     (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the six months ended March 31, 2000 was 4,098,558 and for the six months ended March 31, 1999 was 6,952,989. The number of shares used for the three months ended March 31, 2000 was 4,128,823 and for the three months ended March 31, 1999 was 6,945,528.

NOTE 2 -GOING CONCERN CONSIDERATIONS

     The company has incurred significant losses from operations for the current year, has a substantial accumulated deficit, has non-productive assets and is highly illiquid with the Company's current liabilities exceeding its total assets by $4.98 million. As of March 31, the Company is in default on a $3.4 million mortgage as well as $2,479,523 of short term unsecured debt. No claim for payment has been made for a $200,000 note due January 6, 1996. A foreclosure suit has been filed on the $3.4 million mortgage. Management has begun implementation of plans to make the company more viable. The ultimate outcome of these plans cannot be determined. The ability of the Company to continue as a going concern is dependent upon a successful outcome of these plans. The accompanying Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Since March 31, the Company is delinquent on an additional $1,029,612 of short term unsecured debt and two additional mortgages totaling $600,000 bringing the total of defaulted and delinquent debt to $7.7 million as of May 9, 2000.

NOTE 3 -SUBSEQUENT EVENTS

     On March 29, the Company entered into an agreement to sell approximately 33 acres of residential land in Maumelle, Arkansas for a price of $25,000 per acre. The Company anticipates to close on the contract during the third quarter of the fiscal year ended September 30, 2000.

     On May 8, the Company's wholly owned subsidiary, Capitol Development of Arkansas, Inc. entered into agreements with MACANUSA, Inc. to sell approximately 1000 acres of residential land, which consists of the bulk of its real estate in Maumelle, Arkansas. The effect of the transactions will provide cash, a secured note and an exchange of real estate for an interest in real estate in Houston, Texas. The cash will provide for payment of current, delinquent and defaulted mortgages totaling $5.6 million. The secured note will provide a source of payment for the short term unsecured debt. This debt will not be brought current, but will be moved from an unsecured position to a secured position and paid as the secured note is paid. This transaction is expected to close in May, 2000. The exchange transaction will give the Company an interest in Real property in Houston, Texas. This will provide a source of cash flow to the Company. The buyer, MACANUSA, Inc. will have an option to repurchase this interest. The exchange transaction is expected to close in July, 2000. The Company has valued the transactions at $20,000,000. The Company retains the rights to the proceeds of the previous 33 acre sale.

     There is no assurance that all or any of the above mentioned transactions will actually close.

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

     Management does not believe the historical financial information presented in the Financial Statements is indicative of likely future results of operations, due to the fact that the Company significantly changed the nature of its business activities from real estate development and vacation interval operations to land sales from its existing real estate inventory located in Maumelle, Arkansas (the "Maumelle Property"). (See "Liquidity and Capital Resources --Subsequent Events").

Financial Condition
-------------------

     There continues to be substantial doubt about the Company's ability to continue as a going concern, due to its current illiquidity and uncured defaults in some of its secured short-term debt, as discussed in more detail below.

     Subsequent to the quarter ended March 31, 2000, the Company entered into an agreement to sell the bulk of its assets to MACANUSA, Inc. ("MACANUSA"), a developer of residential and commercial properties. If the Company is able to successfully complete the MACANUSA transactions, it will allow the Company to retire the majority of its debt. (See "LIQUIDITY AND CAPITAL RESOURCES," and "Liquidity and Capital Resources --Subsequent Events," below).

     Change in Financial Condition Since the End of Last Fiscal Year.   At March
     ----------------------------------------------------------------
31, 2000 the Company had total assets of $8,759,517, a decrease of $1,661,794 or 15.95% of the Company's total assets as of the Company's fiscal year end of September 30, 1999. The decline in total assets resulted from several causes.
A note receivable of $335,000 was collected during the first quarter. The Company has discontinued borrowing using the short term unsecured debt. This debt had substantial origination costs. By discontinuing new debt, the existing origination costs continue to be amortized, but new origination costs are not incurred. As a result the loan origination costs net of amortization have declined $377,511 since September 30, 1999. The Company had cash of $44,319 at March 31, 2000 compared to $864,381 at September 30, 1999, a decrease of $864,381. The decline in cash occurred because cash on hand was used to pay operating expenses and retire debt without new funds coming in from new debt or from sales.

     The current portion of Notes Receivable decreased from $383,000 on September 30, 1999 by $335,000 to $48,000 March 31, 2000.

     The carrying value of the Company's real estate holdings remained almost
unchanged during the six months, increasing from $5,552,377 to $5,552,802.   The
Company's investment in Trade Ark, decreased from $2,844,474 to $2,736,779 reflecting the Company's portion of the net loss of Trade Ark which is accounted for by the equity method.

     Total liabilities of the Company at March 31, 2000 were $13,738,002, an increase of $24,425 from the September 30, 1999 total of $13,713,577. The current liability for notes payable decreased by $332,883 during the three months, from $12,488,025 to $12,155,142. The Company decreased its unsecured short term notes payable from $6,835,544 at September 30, 1999 by $226,836 to $6,608,708 at March 31, 2000.

     Accounts payable and accrued expenses increased by $357,308. At September 30, 1999 the liability for accounts payable and accrued expenses totaled $1,225,552. At March 31, 2000 the balance was $1,582,860. Accrued Interest Payable increased by $259,992 from $741,578 at September 30, 1999 to $1,001,570 at March 31, 2000. Accrued real estate taxes payable increased from the September 30, 1999 balance of $9,976 to a balance of $16,626, an increase of $6,650, at March 31, 2000.

     Shareholders' Equity decreased by $1,686,219. The decrease results entirely from the operating loss of $1,686,219 for the six month period ending March 31, 2000.

Results of Operations
---------------------

     Comparison of the Six Months Ended March 31, 2000 to the Six Months Ended
     -------------------------------------------------------------------------
March 31, 1999.  For the six months ended March 31, 2000 the Company experienced
---------------
net loss of $1,686,219 compared with a loss of $1,881,884 for the six months ended March 31, 1999. While sales from continuing operations decreased by $305,000 from $305,000 to $0, general and administrative expenses decreased by $284,022, from $1,273,900 to $989,878, and interest expense decreased by $101,770, from $702,873 to $601,103 essentially offsetting the decrease in sales and resulting in an increase in net loss from continuing operations of $24,276. The six months ended March 31, 1999 had a loss from discontinued operations of $219,901. There were no discontinued operation results for the six months ended March 31, 2000 which caused the net loss to decrease by $195,625 from the loss of $1,881,884.

     Sales decreased by $305,000 to $0 for the six months ended March 31, 2000 from $305,000 for the six months ended March 31, 1999. During the six months ended March 31, 2000 there were no sales. During the six months ended March 31, 1999, a sale of $5,000 resulted from the proceeds from the sale of a right of way in Maumelle and a sale of $300,000 from the sale of a 7 acre tract originally zoned for commercial use.

     General and administrative expenses decreased to $989,878 for the six months ended March 31, 2000 from $1,273,900 for the six months ended March 31, 1999. Management fees totaled $72,359 for the six months ended March 31, 2000, a decrease of $97,722 from the $170,081 expense for the six months ended March 31, 1999. Consulting fees of $129,214 for the six months ended March 31, 1999 decreased by $34,337 to $94,877 for the six months ended March 31, 2000. Another cause of the decrease in general and administrative expense was Amortization expense which decreased by $44,857 from $625,937 at March 31, 1999 to $581,080 for the six months ended March 31, 2000. This resulted from the costs associated with the short term unsecured Bridge Loans beginning to decline.

     Interest income decreased from $20,252 for the six months ended March 31, 1999 to $11,932 for the six month period ended March 31, 2000.

     Interest expense decreased by $101,770 from $702,873 for the six months ended March 31, 1999 to $601,103 for the six months ended March 31, 2000. The decrease resulted from the decrease in debt by the Company and by its Arkansas subsidiary.

     The operating loss for unconsolidated subsidiaries accounted for under the Equity method totaled $107,695 for the six months ended March 31, 2000. There was no similar activity during the six months ended March 31, 1999. The Trade Ark investment comprised all of the Company's investment in unconsolidated subsidiaries.

     The loss from discontinued operations of $219,901 for the six months ended March 31, 1999 decreased to $0 for the six months ended March 31, 2000. The disposal of the discontinued operations was completed in June 1999. During the six months ended March 31, 1999 the sales totaled $691,139, cost of sales were $167,630 and operating expenses, including interest expense, were $738,344.

Comparison of the Three Months Ended March 31, 2000 to the Three Months Ended
-----------------------------------------------------------------------------
March 31, 1999 For the three months ended March 31, 2000 the Company experienced
--------------
net loss of $812,009 compared with a loss of $848,535 for the three months ended March 31, 1999. While sales from continuing operations decreased by $300,000 from $300,000 to $0, general and administrative expenses decreased by $185,371, from $646,692 to $461,321, and interest expense decreased by $49,075, from $350,034 to $300,959 offsetting much of the decrease in sales and resulting in an increase in net loss from continuing operations of $114,701. The three months ended March 31, 1999 had a loss from discontinued operations of $151,227. There were no discontinued operation results for the six months ended March 31, 2000 which caused the net loss to decrease by $36,526 from $848,535 for the three months ended March 31, 1999 to $812,009 for the three months ended March 31, 2000.

     Sales decreased by $300,000 to $0 for the three months ended March 31, 2000 from $300,000 for the three months ended March 31, 1999. During the three months ended March 31, 2000 there were no sales. During the three months ended March 31, 1999, there was a sale by the Maumelle, Arkansas subsidiary of $300,000 from the sale of a 7 acre tract originally zoned for commercial use.

     General and administrative expenses decreased to $461,231 for the three months ended March 31, 2000 from $646,692 for the three months ended March 31, 1999. Management expenses totaled $36,180 for the three months ended March 31, 2000, a decrease of $44,571 from the $80,751 expense for the three months ended March 31, 1999. Consulting fees of $55,686 for the three months ended March 31, 1999 decreased by $7,637 to $48,049 for the three months ended March 31, 2000. Another cause of the decrease in general and administrative expense was Amortization expense which decreased by $58,740 from $322,207 for the three months ended March 31, 1999 to $263,467 for the three months ended March 31, 2000. This resulted from the costs associated with the short term unsecured Bridge Loans beginning to decline.

     Interest income decreased from $9,840 for the three months ended March 31, 1999 to $4,746 for the three month period ended March 31, 2000.

     Interest expense decreased by $49,075 from $350,034 for the three months ended March 31, 1999 to $300,959 for the three months ended March 31, 2000. The decrease resulted from the decrease in debt by the Company and by its Arkansas subsidiary.

     The operating loss for unconsolidated subsidiaries accounted for under the Equity method totaled $55,000 for the three months ended March 31, 2000. There was no similar activity during the three months ended March 31, 1999. The Trade Ark investment comprised all of the Company's investment in unconsolidated subsidiaries.

     The loss from discontinued operations of $151,227 for the three months ended March 31, 1999 decreased to $0 for the three months ended March 31, 2000. The disposal of the discontinued operations was completed in June 1999. During the three months ended March 31, 1999 the sales totaled $289,800, cost of sales were $91,678 and operating expenses, including interest expense, were $378,945.

 Liquidity and Capital Resources
 -------------------------------

     Cash and cash equivalents amount to $44,319 or 0.51% of total assets at March 31,2000, as compared with $864,381 at September 30, 1999. The Company's liquidity position at March 31, 2000, is not adequate to meet the Company's liquidity requirements. As of March 31, 2000, the Company has approximately $6,079,523 in defaulted debt, and $5,046,230 in short-term debt due within the next six months. The Company's status as a going concern remains in doubt.

     As of March 31, 2000, the Company has borrowed $6,608,708 from private sources, (the "Bridge Loans"). The majority of the promissory notes evidencing the Bridge Loans, (the "Bridge Notes") bear interest at a rate of 10.9% per annum and mature nine months from the date of each Note. The Bridge Loans are unsecured, however the Company has provided a guarantee bond to the Bridge Note holders at a cost to the Company of approximately 5% of the gross proceeds received from the Bridge Loans. The Company has also paid the investment banking firm that assisted the Company in obtaining the Bridge Loans a fee equal to 15% of Bridge Loans gross proceeds received.

     During the quarter ended March 31, 2000, the Company has not issued any new Bridge Loan

Notes. Subsequent to the quarter ended March 31, 2000, the Company has not renewed any maturing Bridge Loans. The Company does not intend to renew or seek any additional bridge loan funding and intends to commence retiring the current Bridge Notes with funds received from the MACANUSA transactions. (See "Liquidity and Capital Resources --Subsequent Events"). There can be no assurances, however, that the Company will be able to obtain the funds necessary to pay the matured Bridge Notes.

     The Company is current on its debt, except the recourse note owed to Resure Inc. (the "Resure Note I"), which matured October 1, 1999 (discussed below), a $200,000 recourse note payable to Davister Corp. (the "Davister Note"), which matured January 9, 1996, and on $2,479,523 of the Bridge Notes. Although the Davister Note has matured, the lender has not demanded payment or instituted collection proceedings.

     As of March 31, 2000, the Company is in default in the amount of $3,987,353 to Resure. On April 19, 1999, a foreclosure action was instituted by the Resure Liquidator against the Operating Subsidiary in the Chancery Court of Pulaski County, Arkansas. Resure is seeking to foreclose on approximately 701 acres of the Large Residential Tract of the Maumelle Property that secures the Resure Note and Developer's Fees. On May 28, 1999, the Operating Subsidiary filed an answer generally denying the claims. On March 15, 2000, the Company entered into a new settlement agreement ("Settlement Agreement II") with the Resure Liquidator. Under the terms of the Settlement Agreement II, the Company will pay Resure $3,987,353.95 in principal and interest in satisfaction of all pending claims by Resure against the Company and release the 701 acres of the Large Residential Tract of the Maumelle Property that secures the Resure Note and Developer's Fees. The Company intends to retire the debt from a portion of the proceeds from the sale of majority of the Maumelle Property. (See "-- Subsequent Events," below). There can be no assurance, however, that the Company will be able to successfully raise the funds required to meet the terms of the agreement or prevail in the litigation if the Settlement Agreement II expires. See Part II, ITEM 1, "LEGAL PROCEEDINGS."

     On March 29, 2000 entered into an agreement to sell approximately 33 acres of residential land of the Maumelle Property for $825,000. The Company intends to use a portion of the proceeds to retire the $399,524 line of credit from the Bank of Little Rock.

     The Company intends to retire its matured debt and current debt by the consummation of the MACANUSA transactions, which consists of the sale of substantially all of the Maumelle Property. There can be no assurance, however, that the Company will be able to raise sufficient funds to cure its defaulted debt obligations and retire its short-term debt, most of which will mature within the next six months. If the Company cannot complete the MACANUSA transactions to restructure or retire this debt or raise additional equity and/or capital, the Company's status as a viable going business concern will remain in doubt.

     Subsequent Events.
     -----------------

     Subsequent to March 31, 2000, the Company defaulted on an additional $1,029,612 in Bridge Notes that matured, and on the Bank of Little Rock line of credit secured by 11 multi-family acres of the Maumelle Property, due on April 10, 2000, in the amount of $399,524 and the Bank of Little Rock line of credit, secured by the same 11 multi-family acres, due on April 12, 2000 in the amount of $200,913.

     On May 8, 2000, the Company's wholly owned subsidiary, Capitol Development of Arkansas, Inc. (the "Operating Subsidiary") and MACANUSA entered into agreements for the sale of 1,000 acres of the Maumelle Property. The sale consists of the majority of the Company's assets and the transactions are valued by the Company at $20,000,000. Under the terms of the agreement, MACANUSA will pay $6,000,000 in cash and $6,500,000 in a note issued to the Company and secured by a senior montage on 701 acres of the Maumelle Property. In a separate transaction, the Company will exchange an interest in one of MACANUSA's projects located in Houston, Texas in exchange for a portion of the Maumelle Property. The Company has valued the exchange at $7,500,000. Under the agreement, MACANUSA has the option to repurchase the exchange property for a note in the amount of $7,500,000 which would mature no later than June 30, 2006.

     The agreement calls for two closings, which the Company anticipates will occur in May and in July. The Company will sell approximately 570 acres of single-family residential lots of the Maumelle Property and 11 acres of multi-family lots of the Maumelle Property for $6,000,000 in cash at the first closing, and a secured note for $6,500,000. The Company intends to use a portion of the cash proceeds from the sale to settle the pending foreclosure action brought by the Liquidator of Resure, Inc., and retiring the $3,500,000 recourse note that secures 701 acres of single-family lots of the Maumelle Property. The Company also intends to retire a line of credit from the Bank of Little Rock in the amount of $200,913, which secures 11 acres of multi-family lots of the Maumelle Property, and retire a commercial revolving line of credit from the First Arkansas Valley Bank in the amount of $1,345,000, which secures approximately 300 acres of single-family lots of the Maumelle Property.

     The Company anticipates using the note and secured montage it receives from MACANUSA to secure payment to retire the Bridge Notes.

     At the second closing, the Company will exchange the remaining approximately 416 acres of single-family lots of the Maumelle Property to MACANUSA in exchange for an interest in one of MACANUSA's projects located in the Houston, Texas area. Management anticipates that the exchange property will provide the Company with cash flow for its operations.

     With the sale of Capitol's land holdings in Maumelle, Arkansas, the Company will no longer be in the business of developing and selling residential land and lots. Upon closing the sale, the Board of Directors will oversee the search for an acquisition of or merger into an operating business of such a nature as to be consistent with the skills of the Company's management and to have sufficient prospects as to warrant the allocation of the Company's remaining resources.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On April 19, 1999, Nathaniel S. Shapo, Director of Insurance of the State of Illinois, as Liquidator of Resure Inc., instituted a foreclosure action against the Operating Subsidiary in the Chancery Court of Pulaski County, Arkansas (the "Resure lawsuit"). The Resure Liquidator is seeking to foreclose on approximately 701 acres of the Large Residential Tract of the Maumelle Property securing the $3,500,000 Resure Note, which is currently in default. The action also seeks $2,000,000 in Development Fees the Liquidator claims the Operating Subsidiary owes under the terms and conditions of the September 30, 1997, settlement agreement ("Settlement Agreement I"), which is secured by the same 701 acres as the Resure Note.

     On May 28, 1999, the Operating Subsidiary filed an answer, generally denying the claims. Resure has agreed to an extension of the March 21, 2000 trial date pending the closing of a settlement agreement entered into between the Company and the Liquidator of Resure ("Settlement Agreement II") on March 15, 2000. Under the terms of the Settlement Agreement II, the Company will pay $3,987,353.95 in principal and interest to Resure to satisfy all claims against the Company by Resure, including the claims for monies under the Resure Note and Developer's Fees. On March 24, 2000, a Chancery Court judge approved the Settlement Agreement II, and entered an order in the Chancery Court of Pulaski
County, Arkansas.   Although the Settlement Agreement II designates that the
closing will be within 30 calendar days from the date the Order was entered in the Chancery Court, Resure has not indicated that it will not abide by the agreement, nor is there any provision in the agreement for termination for non-compliance.

     There can be no assurance, however, that the Company will be able to successfully raise the funds required to meet the terms of the Settlement Agreement II or prevail in the litigation if the Settlement Agreement II

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

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


                               CAPITOL COMMUNITIES CORPORATION



Date: May 12, 2000             By: /s/ Michael G. Todd
                                   -----------------------------------------
                                       Michael G. Todd, Chairman,
                                       President and Chief Executive Officer


Date: May 12, 2000             By: /s/ David Paes
                                   -----------------------------------------
                                       David Paes
                                       Treasurer and Vice President