Form 10QSB
period 2000-06-30
CAPITOL COMMUNITIES CORP
filed 2000-08-11
CIK 915636

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

[_] YES [X] NO

     The following officers, directors, and beneficial owners of 10% or more of the Company's Common Stock were delinquent in filing an Annual Statement of Changes in Beneficial Ownership on Form 5: Michael G. Todd, Herbert Russell, John W. DeHaven, and David R. Paes.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock ($.01 Par Value)           4,230,361
     (Title of Class)                   Shares Outstanding as of August 2, 2000

Transitional Small Business Disclosure Format: [_] YES [X] NO

                        CAPITOL COMMUNITIES CORPORATION
                                  Form 10-QSB
                          QUARTER ENDED June 30, 2000

 TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.   Financial  Statements (Unaudited)..............................   3

     Consolidated Balance Sheet June 30, 2000............................   3

     Consolidated Statement of Cash Flows
          For the Nine Months Ended June 30, 2000 and 1999...............   4

     Consolidated Statement of Operations
          For the Nine Months ended June 30, 2000 and 1999...............   5

     Consolidated Statement of Operations
          For the Three Months ended June 30, 2000 and 1999..............   6

     Consolidated Statement of Stockholders' Equity
          For the Nine Months ended June 30, 2000........................   7

     Notes to Consolidated Financial Statements June 30, 2000............   8

Item 2.   Management's Discussion And Analysis of Plan of Operation......  11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..............................................  17

Item 3.   Defaults Upon Senior Securities................................  18

Item 6.   Exhibits and Reports on Form 8-K...............................  18

Signatures...............................................................  18

PART I.    FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)
         --------------------------------


Capitol Communities Corporation
Balance Sheet
as of June 30, 2000 and September 30,1999

UNAUDITED

                                                                          June 30,               September 30,
                                                                            2000                    1999
Current Assets
     Cash in Bank                                                    $        14,731            $       864,381
     Accounts Receivable                                                      60,920                     51,554
     Notes Receivable- current                                                48,000                    383,000
     Prepaid Assets                                                            2,119                      3,085
                                                                     ---------------            ---------------
            Total Current Assets                                             125,770                  1,302,020

Plant property and equipment
     Furniture and Equipment
            net of accumulated depreciation of $23,474 and $17,982            18,292                     23,784

Other Assets
     Land and Real Estate Holdings                                         5,542,126                  5,552,377
     Investment in Trade Ark Properties                                    2,697,165                  2,844,474
     Loan origination costs
            net of amortization of $1,723,597 and $1,173,902                  72,745                    554,656
     Notes Receivable- non current                                           108,000                    144,000
                                                                     ---------------            ---------------
            Total Other Assets                                             8,420,036                  9,095,507

            Total Assets                                             $     8,564,098            $    10,421,311
                                                                     ===============            ===============

Current Liabilities
     Notes Payable                                                        12,032,726                 12,488,025
     Accounts Payable & Accrued Expenses                                   2,025,609                  1,225,552
                                                                     ---------------            ---------------
            Total Current Liabilities                                     14,058,335                 13,713,577

Non Current Liabilities
     Notes Payable                                                                 -                          -

            Total Liabilities                                             14,058,335                 13,713,577

Shareholders' Equity

     Preferred stock-$.01 par value, none issued                                   -                          -
     Common Stock-$.01 par value, 40,000,000 shares authorized                77,700                     76,300
            7,770,050 shares outstanding
     Additional Paid in Capital                                            7,469,513                  7,470,913
     Treasury Stock                                                       (4,795,852)                (4,795,852)
     Accumulated Deficit                                                  (8,245,598)                (6,043,627)
                                                                     ---------------            ---------------

            Total Shareholders' Equity                                    (5,494,237)                (3,292,266)

            Total Liabilities and Shareholders' Equity               $     8,564,098            $    10,421,311
                                                                     ===============            ===============

                        Capitol Communities Corporation
                           Statements of Cash Flows

               For the Nine Months Ended June 30, 2000 and 1999

                                   UNAUDITED

                                                                   2000               1999
                                                                   ----               ----
Cash Flows from Operating Activities:
  Net Loss                                                     $ (2,201,971)     $  (2,778,755)
  Amortization                                                      685,622          1,018,090
  Depreciation                                                        5,492              5,790
  Adjustments to Reconcile Income
  to Net Cash Used for operating Activities
        (Increase) Decrease in Receivables                           (9,366)          (203,578)
        (Increase) Decrease in Other Assets                                             58,626
        (Increase) Decrease in Real Estate Holdings                  10,251             86,736
        (Increase) Decrease in Investments                          147,309
        (Increase) Decrease in PrePaid Assets                           966               (349)
        Increase (Decrease) in Accrued Expenses                     800,057           (128,495)
        Other
                                                               ------------      -------------

  Net Cash Used for Operations                                     (561,640)        (1,941,935)

Cash Flows from Financing Activities:
  Acquisition of Notes Receivable                                                     (240,000)
  Collections of Notes Receivable                                   371,000             36,000
  Acquisition of Furniture and Fixtures
  Loan Origination Fees                                            (203,711)        (1,176,580)
                                                               ------------      -------------

  Net Cash Provided (Used) in Financing Activities                  167,289         (1,380,580)

Cash Flows from Investing Activities:
  Increase in Notes Payable                                         232,054          7,136,966
  Payment of Notes Payable                                         (687,353)        (7,552,409)
  Cash from Trade Ark Investment                                                     3,673,792
  Reacquisition of Common Stock                                                        (21,679)
  Issuance of Common Stock                                                             240,437
                                                               ------------      -------------

Net Cash Provided (Used) in Investing Activities                   (455,299)         3,477,107

Net Increase (Decrease) in Cash                                    (849,650)           154,592

Beginning Cash                                                      864,381          1,006,076
                                                               ------------      -------------

Ending Cash                                                    $     14,731      $   1,160,668
                                                               ============      =============

                        Capitol Communities Corporation
                     Consolidated Statements of Operations
               For the Nine months Ended June 30, 2000 and 1999

                                   UNAUDITED

                                                              2000                      1999
Revenues:
     Sales                                                       $36,000                  $840,226
     Hotel Revenue                                                     -                         -
     Miscellaneous Income                                          3,706                         -
     Cost of Sales                                                 7,758                   152,360
                                                        ----------------          ----------------

Gross Profit                                                      31,948                   687,866

Operating Expenses:
     General & Administrative
     Expenses                                                  1,273,641                 1,992,000
                                                        ----------------          ----------------

Net Income (Loss) Before
     Interest Income/Expense                                  (1,241,693)               (1,304,134)

Operations of Unconsolidated Investments                        (147,309)
Interest Income                                                   19,250                    26,893
Interest Expense                                                (832,219)               (1,088,489)
                                                        ----------------          ----------------

Net Income (Loss) from continuing operations                 ($2,201,971)              ($2,365,730)

Net Income (Loss) from discontinued operations                                          ($413,025)

Net Income (Loss)                                            ($2,201,971)              ($2,778,755)
                                                        ================          ================

Net Income (Loss) per share                                       (0.531)                   (0.412)
                                                        ================          ================


Weighted average shares outstanding:                           4,149,631                 6,738,929
                                                        ================          ================

                                  -UNAUDITED-
                             -PREPARED INTERNALLY-

                        Capitol Communities Corporation
                     Consolidated Statements of Operations
               For the Three months Ended June 30, 2000 and 1999

                                   UNAUDITED

                                                             2000                      1999
Revenues:
     Sales                                                       $36,000                  $535,226
     Hotel Revenue                                                     -                         -
     Miscellaneous Income                                          3,181                         -
     Cost of Sales                                                 7,758                   141,938
                                                        ----------------          ----------------

Gross Profit                                                      31,423                   393,288

Operating Expenses:
     General & Administrative
     Expenses                                                    283,763                   718,100
                                                        ----------------          ----------------

Net Income (Loss) Before
     Interest Income                                            (252,340)                 (324,812)

Operations of Unconsolidated Investments                         (39,614)
Interest Income                                                    7,318                     6,641
Interest Expense                                                (231,116)                 (385,616)
                                                        ----------------          ----------------

Net Income (Loss) from continuing operations                   ($515,752)                ($703,787)

Net Income (Loss) from discontinued operations                                          ($193,124)

Net Income (Loss)                                              ($515,752)                ($896,911)
                                                        ================          ================

Net Income (Loss) per share                                       (0.122)                   (0.140)
                                                        ================          ================

Weighted average shares outstanding:                           4,230,361                 6,406,781
                                                        ================          ================

                                  -UNAUDITED-
                             -PREPARED INTERNALLY-

                        Capitol Communities Corporation
                           Schedule of Owners Equity
                    For the Nine Months Ended June 30, 2000
                                   Unaudited

                                              Common        Additional         Treasury          Retained            Total
                               Shares          Stock      Paid in Capital        Stock           Earnings            Equity
-------------------------------------------------------------------------------------------------------------    ---------------
Balance at 9/30/99          7,630,050      $     76,300    $   7,470,913    $  (4,795,851)    $  (6,043,627)     $  (3,292,265)

Additional Stock
  Issued                      140,000             1,400           (1,400)

Director's Fees forgiven

Stock Cancelled

Net Income (Loss) for
Nine Months Ended 6/30/00                                                                        (2,201,971)

Balance at 6/30/00          7,770,050      $     77,700    $   7,469,513    $  (4,795,851)    $  (8,245,598)     $  (5,494,236)

               CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 June 30, 2000
                                 -------------

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Background
     ----------

     The consolidated balance sheet at June 30, 2000 and the related statements of operations and cash flows for the six-month period ended June 30, 2000, include the accounts of Capitol Communities Corporation and its wholly-owned subsidiaries and are unaudited. All inter-company accounts and transactions have been eliminated in consolidation.

     These unaudited interim consolidated financial statements should be read in conjunction with the September 30, 1999 fiscal year-end financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

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

     Earnings/Loss Per Share
     -----------------------

     Primary earnings per common share are computed by dividing the net income
     (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the nine months ended June 2000 was 4,149,631 and for the nine months ended June 30, 1999 was 6,738,929. The number of shares used for the three months ended June 30, 2000 was 4,230,361 and for the three months ended June 30, 1999 was 6,406,781.

NOTE 2 - GOING CONCERN CONSIDERATIONS

     NOTE 2 - GOING CONCERN CONSIDERATIONS

     The company has incurred significant losses from operations for the current year, has a substantial accumulated deficit, has non-productive assets and is highly illiquid with the Company's current liabilities exceeding its total assets by $5.49 million. As of June 30, the Company is in default on a $3.4 million mortgage as well as $4,332,693 of short term unsecured debt. No claim for payment has been made for a $200,000 note due January 6, 1996. A foreclosure suit has been filed on the $3.4 million mortgage. Management has begun implementation of plans to make the company more viable. The ultimate outcome of these plans cannot be determined. The ability of the Company to continue as a going concern is dependent upon a successful outcome of these plans. The accompanying Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     On July 21, 2000, the Company's wholly owned subsidiary, Capitol Development of Arkansas. Inc., filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Arkansas, Little Rock Division. Refer to
     NOTE 3 -SUBSEQUENT EVENTS

     As of August 4, the Company is delinquent on an additional $758,920 of short term unsecured debt and an additional mortgage totaling $400,000 bringing the total of defaulted and delinquent debt to $9.1 million, as of August 4, 2000.

NOTE 3 - SUBSEQUENT EVENTS

     On March 29, the Company entered into an agreement to sell approximately
     32.16 acres of residential land in Maumelle, Arkansas for a price of $25,000 per acre. The sale was originally expected to close by May 31, 2000, but was completed on July 20, with a sales price of $707,250 ($22,000 per acre). The terms of the sale were $250,000 cash at closing and a 90-day wrap mortgage for the balance of $457,520. Payment of the wrap will result in a $300,000 payment to First Arkansas Valley Bank, as a release price. The bank extended its July 14, 2000 maturity date to October 14, 2000, for the payment of approximately $67,000 interest and a principal reduction of $50,000 from proceeds of the cash portion of sales proceeds.

     On May 8, 2000, the Company's wholly owned subsidiary, Capitol Development of Arkansas, Inc. entered into agreements with MACANUSA, Inc. to sell approximately 1,000 acres of residential land in Maumelle, Arkansas, which represents the majority of the Company's assets. On July 16, the Company announced that this sale was delayed and the Company is currently seeking a new buyer. The cash proceeds of this sale were to have paid the Settlement Agreement with the holder of the $3.4 million mortgage. Subsequent to the announcement, the mortgage holder was unwilling to delay or postpone a foreclosure hearing scheduled for July 24, 2000 on approximately 700 acres of residential land securing the mortgage.

     As stated in NOTE 2 -GOING CONCERN CONSIDERATIONS, on July 21, 2000, the Company's wholly owned subsidiary, Capitol Development of Arkansas. Inc., filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Arkansas, Little Rock Division.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements
--------------------------

     Certain matters discussed in this Form 10-QSB are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this ITEM 2 "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION --Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to,
(1)cure its current severe liquidity problems caused by its current short-term debt obligations which has resulted in the Company's wholly-owned subsidiary, Capitol Development of Arkansas, Inc. (the "Operating Subsidiary") filing for Chapter 11 with the United States Bankruptcy Court, Eastern District of Arkansas on July 21, 2000, and (2) to raise sufficient capital to commence meaningful operations. If the Company cannot restructure, or retire its current debt, the Company's status as a viable going concern will remain in doubt. There can be no assurance that the Company will be able to raise sufficient capital to cure its liquidity problems and pursue the business objectives discussed herein. Capitol Communities Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation those identified in the "Risk Factors" section of the Company's Registration Statement filed with the Securities and Exchange Commission (the "SEC") in September 1996 on Form 10-SB.

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

     Management does not believe the historical financial information presented in the Financial Statements is indicative of likely future results of operations, due to the fact that the Company significantly changed the nature of its business activities from real estate development and vacation interval operations to land sales from its existing real estate inventory located in Maumelle, Arkansas (the "Maumelle Property"); provided it can overcome its present illiquidity. (See "Liquidity and Capital Resources").

Financial Condition
-------------------

     There continues to be substantial doubt about the Company's ability to continue as a going concern, due to its current illiquidity and uncured defaults in some of its secured short-term debt, which has resulted in the Company's wholly-owned subsidiary, Capitol Development of Arkansas, Inc., (the "Operating Subsidiary") filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Court for the Eastern District of Arkansas, Little Rock Division, on July 21, 2000. The Operating Company holds the majority of the Company's assets, including approximately 1,000 acres of the Maumelle Property. (See discussion below, "--Liquidity and Capital Resources," and PART II, ITEM 1, "LEGAL PROCEEDINGS."

     Subsequent to the quarter ended June 30, 2000, the Company entered into an agreement to sell the bulk of its assets to MACANUSA, Inc. ("MACANUSA"), a developer of residential and commercial properties. On July 16, the Company announced that this sale was delayed, and the Company is presently seeking another buyer. If the Company is able to successfully complete the MACANUSA transactions, it will allow the Company to retire the majority of its debt. However, there can be no assurance that the Company will be able to complete the contemplated transaction with MACANUSA or in the alternative find another buyer. (See "--Liquidity and Capital Resources--Subsequent Events," below).

     Change in Financial Condition Since the End of Last Fiscal Year. At June
     ---------------------------------------------------------------
30, 2000, the Company had total assets of $8,564,098, a decrease of $1,857,213 or 17.82% of the Company's total assets as of the Company's fiscal year end of September 30, 1999. The decline in total assets resulted from several causes. A note receivable of $335,000 was collected during the first quarter. The Company has discontinued borrowing using the short term unsecured debt. This debt had substantial origination costs. By discontinuing new debt, the existing origination costs continue to be amortized, but new origination costs are not incurred. As a result the loan origination costs net of amortization have declined $481,911 since September 30, 1999. The Company had cash of $14,731 at June 30, 2000 compared to $864,381 at September 30, 1999, a decrease of $849,650. The decline in cash occurred because cash on hand was used to pay operating expenses and retire debt without the acquisition of new funds from debt or from sales.

     The current portion of Notes Receivable decreased from $383,000 on September 30, 1999 by $335,000 to $48,000 as of June 30, 2000.

     The carrying value of the Company's real estate holdings remained almost unchanged during the nine months, increasing from $5,552,377 to $5,542,126. The Company's investment in Trade Ark, decreased from $2,844,474 to $2,697,165 reflecting the Company's portion of the net loss of Trade Ark which is accounted for by the equity method.

     Total liabilities of the Company at June 30, 2000 were $14,058,335, an increase of $344.758 from the September 30, 1999 total of $13,713,577. The current liability for notes payable decreased by $455,299 during the nine months, from $12,488,025 to $12,032,726. The Company decreased its unsecured short term notes payable from $6,835,544 at September 30, 1999 by $347,099 to

$6,488,445 at June 30, 2000.

     Accounts payable and accrued expenses increased by $800,057. At September 30, 1999, the liability for accounts payable and accrued expenses totaled $1,225,552. At June 30, 2000, the balance was $2,025.609. Accrued Interest Payable increased by $479,322 from $741,578 at September 30, 1999 to $1,220,900 at June 30, 2000. Accrued real estate taxes payable increased from the September 30, 1999 balance of $9,976 to a balance of $19,155, an increase of $9,179, at June 30, 2000.

     Shareholders' Equity decreased by $2,201,971. The decrease resulted from the operating loss of $2,201,971 for the nine month period ending June 30, 2000.

Results of Operations
---------------------

     Comparison of the Nine Months Ended June 30, 2000 to the Nine Months Ended
     --------------------------------------------------------------------------
June 30, 1999. For the nine months ended June 2000, the Company experienced net
-------------
loss of $2,201,971 compared with a loss of $2,778,755 for the nine months ended June 30, 1999. While sales from continuing operations decreased by $804,226 from $840,226 to $36,000, general and administrative expenses decreased by $718,359, from $1,992,000 to $1,273,641, and interest expense decreased by $256,270, from $1,088,489 to $832,219 resulting in the decrease in net losses despite lower sales.

     Sales decreased by $804,226 to $36,000 for the nine months ended June 30, 2000 from $840,226 for the nine months ended June 30, 1999. During the nine months ended June 30, 2000, there were sales of $36,000. During the nine months ended June 30, 2000, the project in Maumelle sold two developed lots for $36,000. During the nine months ended June 30, 1999, the Company sold a right-ow-way of the Maumelle Property for sale proceeds of $5,000 and a 7-acre tract of the Maumelle Property, originally zoned for commercial use, for sale proceeds of $300,000.

     General and administrative expenses decreased to $1,273,641 for the nine months ended June 30, 2000 from $1,992,000 for the nine months ended June 30, 1999. Management expenses totaled $108,538 for the nine months ended June 30, 2000, a decrease of $12,929 from the $233,467 expense for the nine months ended June 30, 1999. Consulting fees of $134,877 for the nine months ended June 30, 1999 decreased by $62,384 to $197,271 for the nine months ended June 30, 2000. The major cause of the decrease in general and administrative expense was amortization expense which decreased by $332,468 from $1,018,090 at June 30, 1999 to $685,622 for the nine months ended June 30, 2000. This resulted from the costs associated with the short term unsecured loans (the "Bridge Loans") as the Company discontinued borrowing new Bridge Loans or renewing existing Bridge Loans.

     Interest income decreased from $26,893 for the nine months ended June 30, 1999 to $19,250 for the nine-month period ended June 30, 2000.

     Interest expense decreased by $256,270 from $1,088,489 for the nine months ended June 30, 1999 to $832,219 for the nine months ended June 30, 2000. The decrease resulted from the decrease in debt by the Company and by its Arkansas subsidiary.

     The operating loss for unconsolidated subsidiaries accounted for under the Equity method totaled $147,309 for the nine months ended June 30, 2000. There was no similar activity during the nine months ended June 30, 1999. The Trade Ark investment comprised all of the Company's investment in unconsolidated subsidiaries.

     The loss from discontinued operations of $413,025 for the nine months ended June 30, 1999 decreased to $0 for the nine months ended June 30, 2000, since the disposal of the discontinued operations was completed in June 1999.

Comparison of the Three Months Ended June 30, 2000 to the Three Months Ended
----------------------------------------------------------------------------
June 30, 1999. For the three months ended June 30, 2000 the Company experienced
--------------
net loss of $515,752 compared with a loss of $896,911 for the three months ended June 30, 1999. While sales from continuing operations decreased by $499,226 from $535,226 to $36,000, general and administrative expenses decreased by $434,337, from $718,100 to $283,763, and interest expense decreased by $154,500, from $385,616 to $231,116 offsetting much of the decrease in sales and resulting in an increase in net loss from continuing operations of $188,035.

     Sales decreased by $499,226 to $36,000 for the three months ended June 30, 2000 from $525,226 for the three months ended June 30, 1999. During the three months ended June 30, 2000, two developed lots were sold for total sale proceeds of $36,000 and net proceeds of $34,969. During the three months ended June 30, 1999, there was a sale by the Maumelle, Arkansas subsidiary of $535,226 from the sale of a 29-acre tract zoned for residential use.

     General and administrative expenses decreased to $283,763 for the three months ended June 30, 2000 from $718,100 for the three months ended June 30, 1999. Management expenses totaled $36,179 for the three months ended June 30, 2000, a decrease of $48,472 from the $84,651 expense for the three months ended June 30, 1999. Consulting fees of $40,000 for the three months ended June 30, 2000 decreased by $28,047 to $68,047 for the three months ended June 30, 1999. Amortization expense which decreased by $287,611 to $104,542 for the three months ended June 30, 2000 from $392,153 for the three months ended June 30, 1999. This resulted from the costs associated with the short term unsecured Bridge Loans, as the Company discontinued borrowing new Bridge Loans or renewing existing Bridge Loans.

     Interest income increased from $6,641 for the three months ended June 30, 1999 to $7,318 for the three month period ended June 30, 2000.

     Interest expense decreased by $154,500 from $385,616 for the three months ended June 30, 1999 to $231,116 for the three months ended June 30, 2000. The decrease resulted from the decrease in debt by the Company.

     The operating loss for unconsolidated subsidiaries accounted for under the Equity method totaled $39,614 for the three months ended June 30, 2000. There was no similar activity during the three months ended June 30, 1999. The Trade Ark investment comprised all of the Company's investment in unconsolidated subsidiaries.

     The loss from discontinued operations of $193,124 for the three months ended June 30, 1999 decreased to $0 for the three months ended June 30, 2000, since the disposal of the discontinued operations was completed in June 1999.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents amount to $14,730 or 0.17% of total assets at June 30, 2000, as compared with $864,381 at September 30, 1999. The Company's liquidity position at June 30, 2000, is not adequate to meet the Company's liquidity requirements. As of June 30, 2000, the Company has approximately $7,927,882 in defaulted debt, and $4,104,844 in short-term debt due within the next six months. The Company's status as a going concern remains in doubt.

     As of June 30, 2000, the Company has borrowed $6,488,445 from private sources, (the "Bridge Loans"). The majority of the promissory notes evidencing the Bridge Loans, (the "Bridge Notes") bear interest at a rate of 10.9% per annum and mature nine months from the date of each Note. The Bridge Loans are unsecured, however the Company has provided a guarantee bond to the Bridge Note holders at a cost to the Company of approximately 5% of the gross proceeds received from the Bridge Loans. The Company has also paid the investment banking firm that assisted the Company in obtaining the Bridge Loans a fee equal to 15% of Bridge Loans gross proceeds received.

     During the quarter ended June 30, 2000, the Company has not issued any new Bridge Loan Notes. Subsequent to the quarter ended June 30, 2000, the Company has not renewed any maturing Bridge Loans. The Company does not intend to renew or seek any additional bridge loan funding and intends to commence retiring the current Bridge Notes with funds received from the MACANUSA transactions; provided it can complete the MACANUSA transaction which consists of selling approximately 1,000 acres of the Maumelle Property or in the alternative find another buyer for the property. There can be no assurances, however, that the Company will be able to sell the 1,000 acres, which represents the majority of the Company's assets, to obtain the funds necessary to pay the matured Bridge Notes. (See "Liquidity and Capital Resources --Subsequent Events").

     The Company is current on its debt, except the recourse note owed to Resure Inc. (the "Resure Note I"), which matured October 1, 1999 (discussed below), a $200,000 recourse note payable to Davister Corp. (the "Davister Note"), which matured January 9, 1996, and on $4,332,693 of the Bridge Notes. Although the Davister Note has matured, the lender has not demanded payment or instituted collection proceedings.

     As of June 30, 2000, the Company is in default in the amount of $3,987,353 to Resure. On April 19, 1999, a foreclosure action was instituted by the Resure Liquidator against the Operating Subsidiary in the Chancery Court of Pulaski County, Arkansas. Resure is seeking to foreclose on approximately 701 acres of the Large Residential Tract of the Maumelle Property that secures the Resure Note and Developer's Fees. On May 28, 1999, the Operating Subsidiary filed an answer generally denying the claims. On March 15, 2000, the Company entered into a new settlement agreement ("Settlement Agreement II") with the Resure Liquidator. Under the terms of the Settlement Agreement II, the Company will pay Resure $3,987,353.95 in principal and interest in satisfaction of all pending claims by Resure against the Company and release the 701 acres of the

Large Residential Tract of the Maumelle Property that secures the Resure Note and Developer's Fees. The Company intends to retire the debt from a portion of the proceeds from the sale of majority of the Maumelle Property. (See "-- Subsequent Events," below). There can be no assurance, however, that the Company will be able to successfully raise the funds required to meet the terms of the agreement or prevail in the litigation if the Settlement Agreement II expires. See Part II, ITEM 1, "LEGAL PROCEEDINGS."

     The Company intends to retire its matured debt and current debt by the consummation of the MACANUSA transactions, which consists of the sale of substantially all of the Maumelle Property. There can be no assurance, however, that the Company will be able to raise sufficient funds to cure its defaulted debt obligations and retire its short-term debt, most of which will mature within the next six months. If the Company cannot complete the MACANUSA transactions, or in the alternative sell the property to another buyer, in order to restructure or retire this debt or raise additional equity and/or capital, the Company's status as a viable going business concern will remain in doubt.

     Subsequent Events.
     -----------------

     Subsequent to June 30, 2000, the Company defaulted on an additional $758,920 in Bridge Notes that matured, and on $399,524 from the Bank of Little Rock line of credit, secured by 11 multi-family acres of the Maumelle Property which was due July 10, 2000.

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

     On July 16, the Company announced that this sale was delayed. The buyer could not meet a key term of the sale, a fully executed and ratified lease agreement with a tenant for its commercial properties. MACANUSA had reached an impasse in the negotiations with the tenant. In its notice to Capitol, MACANUSA reiterated its desire to purchase the Arkansas property and was confident it could reach agreement with another tenant for the projects.

     Subsequent to the announcement that the MACANUSA sale was delayed, the Resure Liquidator stated he was unwilling to delay or postone the July 24, 2000 foreclosure hearing against the Operating Company on the Resure Note, secured by 701 acres of the Maumelle Property. On July 21, 2000, the Operating Company filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Eastern District of Arkansas, case number 0043142M. The Operating Subsidiary holds the majority of the Company's assets, including approximately 1,000 acres of the Maumelle Property. See ITEM 1, "LEGAL PROCEEDINGS."

     The Company is presently negotiating with other parties to sell all or portions of the

Maumelle Property. There can be no assurance, however, that the Company will be able to successfully complete the MACANUSA transactions or sell all or portions of the Maumelle Property to another purchaser or purchasers.

     On July 20, 2000, the Company completed a sale for 32.16 acres of the residential Maumelle Property for a sale price of $707,520 The terms of the sale were $250,000 in cash as closing and a 90-day wrap mortgage for the $457,520 balance. Approximately $1170,000 of the cash proceeds were applied to the senior mortgage secured by the sold property and held by First Arkansas Valley Bank. The $117,000 payment represented interest of $67,000 and a principal reduction of the loan of $50,000. The Company will make an additional $300,000 payment to First Arkansas Valley Bank from the proceeds of the wrap mortgage, at which time the Company's remaining obligation to the bank will be $995,000, secured by approximately 288 acres of the Maumelle Property.

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

     On May 28, 1999, the Operating Subsidiary filed an answer, generally denying the claims. Resure has agreed to an extension of the March 21, 2000-trial date pending the closing of a settlement agreement entered into between the Company and the Liquidator of Resure ("Settlement Agreement II") on March 15, 2000. Under the terms of the Settlement Agreement II, the Company will pay $3,987,353.95 in principal and interest to Resure to satisfy all claims against the Company by Resure, including the claims for monies under the Resure Note and Developer's Fees. On March 24, 2000, a Chancery Court judge approved the Settlement Agreement II, and entered an order in the Chancery Court of Pulaski County, Arkansas. Although the Settlement Agreement II designates that the closing will be within 30 calendar days from the date the Order was entered in the Chancery Court, Resure has not indicated that it will not abide by the agreement, nor is there any provision in the agreement for termination for non-compliance.

     A foreclosure hearing was scheduled for July 24, 2000, which the Liquidator stated that he was unwilling to postone or delay. Accordingly, on July 21, 2000, the Operating Subsidiary, a wholly-owned subsidiary of the Company, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, Eastern District of Arkansas, case number 0043142M. The Operating Company holds majority of the Company's assets, and the Resure Liquidator is one its primary creditors.

     The Operating Subsidiary remains debtor in possession of its assets and business operations, with Michael G. Todd, president and sole director of the Operating Subsidiary, named as the authorized agent to represent it.

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

                                CAPITOL COMMUNITIES CORPORATION



Date: August 10, 2000           By: /s/ Michael G. Todd
                                        Michael G. Todd, Chairman,
                                        President and Chief Executive Officer

Date: August 10, 2000           By: /s/ David Paes, Treasurer and Vice President