Form 10KSB
period 2000-09-30
CAPITOL COMMUNITIES CORP
filed 2001-01-16
CIK 915636

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 2000

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The following officers, directors, and beneficial owners of 10% or more of the Company's Common Stock were delinquent in filing an Annual Statement of Changes in Beneficial Ownership on Form 5: Michael G. Todd, and David R. Paes.

     State the issuer's revenues for its most recent fiscal year. $852,569.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such, as of a specified date within the past 60 days. $114,001 based on the average of the bid and asked obtained from the National Quotation Bureau, Inc. ("NQB") on December 15, 2000.

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 4,230,361 common stock shares, as of December 15, 2000.


                      DOCUMENTS INCORPORATED BY REFERENCE
NONE

     Transitional Small Business Disclosure Format YES [_] NO [X}

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS ..............................   4
--------------------------

PART I
ITEM 1.     DESCRIPTION OF BUSINESS......................   4

ITEM 2.     DESCRIPTION OF PROPERTY......................  13

ITEM 3.     LEGAL PROCEEDINGS............................  23

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS.............................  25

PART II.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS..........................  25

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION............................  26

ITEM 7.     FINANCIAL STATEMENTS.........................  36

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE.......  36

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
            AND CONTROL PERSONS; COMPLIANCE WITH
            SECTION 16(a)OF THE EXCHANGE ACT.............  36

ITEM 10.    EXECUTIVE COMPENSATION.......................  38

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT........................  40

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS.................................  40

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.............  41

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 6 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION --Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to, (1)reorganize under Chapter 11, its wholly-owned subsidiary which controls substantially all of the Company's assets, (2) cure its current severe liquidity problems and (3) to raise sufficient capital to overcome uncertainties regarding the availability of sufficient liquidity to continue operations. If the Company cannot reorganize its current debt, the Company's status as a viable going concern will remain in doubt. There can be no assurance that the Reorganization Plan filed with the United States Bankruptcy Court will be approved or that Company will be able to raise sufficient capital to cure its liquidity problems and pursue the business objectives discussed herein. Capitol Communities Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation those identified in the "Risk Factors" section of the Company's Registration Statement filed with the Securities and Exchange Commission (the "SEC")in September 1996 on Form 10-SB.

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

     In May 1994, the Predecessor Corporation formed a wholly-owned subsidiary, AWEC Homes, Inc., an Arkansas corporation (the "Home Construction Subsidiary"), for the purpose of building single family homes. The Home Construction Subsidiary, which later changed its name to Capitol Homes, Inc. on January 29, 1996, has had no construction operations.

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

     On July 21, 2000, the Operating Subsidiary, a wholly-owned subsidiary of the Company that holds substantially all of the Company's assets, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Eastern District of Arkansas ("Bankruptcy Court"). Since then, the Company has continued to operate its business as a debtor-in-possession. As such, the Operating Subsidiary is authorized to operate its business in the ordinary course, but may not engage in transactions outside the ordinary course of business without Bankruptcy Court approval.

     Subsequent to the Company's fiscal year-end, on November 16, 2000, the Operating Subsidiary filed a Disclosure Statement and a Plan of Reorganization (the "Plan") with the Bankruptcy Court to satisfy its existing debts. The Plan has not yet been presented to creditors for acceptance or rejection. As of the date of this Report, the Bankruptcy Court has not scheduled a hearing to consider confirmation o f the Plan. The Bankruptcy Court has approved the Operating Subsidiary's Disclosure Statement, but a formal order has not yet been filed by the Court.

     As a result of the Operating Subsidiary's bankruptcy, all creditors were stayed from collection of then existing debts, liabilities and obligations of the Operating Subsidiary (collectively, "Pre-petition Indebtedness").

     Generally, under the Bankruptcy Code, the Operating Subsidiary does not make payments on Pre-petition Indebtedness until the Plan is approved by the Bankruptcy Court. Liabilities and obligations first incurred after the commencement of the bankruptcy case in connection with the operation of the Operating Subsidiary's business generally enjoy priority in right to payment over Pre-petition Indebtedness and must be paid by the Operating Subsidiary in the ordinary course of business.

     On December 7, 2000, Nathaniel S. Shapo, the Director of Insurance for the State of Illinois, in his capacity as Liquidator ("Liquidator") of Resure, Inc. ("Resure"), filed a Motion to Dismiss (the Operating Subsidiary's petition for bankruptcy), or in the alternative, Motion for the Appointment of a Trustee.

     If the Plan is not confirmed, the Operating Subsidiary may be forced into Chapter 7, at which point the Operating Subsidiary would be forced to liquidate its assets to meet the obligations of the secured creditors and if any funds are
available thereafter to meet the obligations of the unsecured creditors.    See
ITEM 3, "LEGAL PROCEEDINGS," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

     BUSINESS OF THE COMPANY

     The Company is primarily in the business of developing and selling property from its inventory of 1,433 acres of real property located in Maumelle, Arkansas (the "Maumelle Property") in order to utilize core assets to restructure the Company's short-term debt into equity and/or long-term debt or reduce such debt
and improve its severe illiquidity problems.   See above, ITEM 1, "DESCRIPTION
OF BUSINESS," and ITEM 2, "DESCRIPTION OF PROPERTY."

     GENERAL. During fiscal year ended September 30, 2000, the Company focused on trying to sell its property in the City of Maumelle, Arkansas, a 5,000 acre planned community located on the Arkansas River, across from the western Little Rock area and fifteen miles from downtown Little Rock, Arkansas.

     The Company's current liquidity problems prevents the Company from conducting any meaningful business activities other than selling assets from the Maumelle Property. Although management anticipates utilizing all or a portion of the Maumelle Property to satisfy the financial requirements of the Plan and/or raise equity, there can be no assurance that the Bankruptcy Court will approve the Operating Subsidiary's Reorganization Plan or that the Company will be able to raise sufficient capital to meet its financial requirements and cure the Company's liquidity problems and pursue the business objectives, strategies or transactions discussed herein. See ITEM 3, "LEGAL PROCEEDINGS," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - - Certain Capital Raising Transactions."

     The Company's real estate as of September 30, 2000, consisted of the remaining unsold portion of the Maumelle Property consisting of approximately 1,433 acres and the Company's 35.16% interest in TradeArk Properties, LLC, an Arkansas limited liability company ("TradeArk Properties"). See ITEM 2, "DESCRIPTION OF PROPERTY," ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - - Certain Capital Raising Transactions," and ITEM 7, "FINANCIAL STATEMENTS."

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

     PRINCIPAL PRODUCTS AND MARKETS.

     MAUMELLE PROPERTIES. The Company's primary business is the development and sale of land from its inventory of residential and multi-family lots of the Maumelle Property through the Operating Subsidiary. Management anticipates that the undeveloped lots will be sold to developers, and apartment building operators, as appropriate.

     The Company will conduct any single-family development and construction activities in Arkansas, through the Operating Subsidiary and/or the Home Construction Subsidiary. The Company may develop and construct single-family homes, and/or apartments on the Maumelle Property that it does not sell. Management anticipates that if the Company does develop and sell single-family homes or apartments it will be with joint venture partners. See ITEM 2, "DESCRIPTION OF PROPERTY--PROGRAM OF DEVELOPMENT."

     The Company's initial focus is selling land from its Maumelle Property inventory to reduce the Company's current short-term debt, or if Company management determines that a particular property is not appropriate for development by the Company. Management anticipates that if it does commence home-building operations with a joint venture partner, it will develop single-family homes in the $125,000 to $200,000 price range on a portion of the approximately 3,500 unimproved single-family home lots it owns in Maumelle. The Company does not expect to operate, manage or lease any of the single-family homes, and apartment properties it may develop.

     During the fiscal year ended September 30, 2000, the Company sold 32 acres of its real property for an aggregate amount of $707,520. See ITEM 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION---LIQUIDITY AND CAPITAL RESOURCES." Management expects that any Maumelle Property sold probably will be purchased by other real estate developers, who may compete with the Company or its joint partners in any development activity undertaken by the Company in Maumelle.

     Based on current sales trends as evidenced by building permits issued, recent improvement bond refinancing and renewed efforts of the Maumelle City staff to attract industrial development, Management of the Company believes that there is substantial unmet demand in the Maumelle area for single-family lots. There can be no assurance, however, as to the existence of such demand or how long such demand will continue or that the Company will be able to sell any or all of its inventory of residential Maumelle Property. See "- - GROWTH STRATEGIES," below.

     MARKETING AND ADVERTISING.

     The Company intends to develop a marketing and advertising plan, with emphasis on the print media, to promote the sale of its Maumelle Property inventory and any single-family homes it constructs through TradeArk Properties or other joint venture partners. The Company has listed four parcels comprising 188 acres of single-family sites of its Maumelle Property for sale with local real estate brokers.

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

     DEVELOPMENT OF MAUMELLE PROPERTY.  The Company initially intends to focus
     --------------------------------
on the sale of single-family lots in Maumelle, Arkansas. The Company believes that the sale of all or portions of its Maumelle Property inventory will help the Company to reorganize and restructure its current short-term debt and permit the Company to commence in activities which would offer the Company significant growth opportunities. These opportunities may include, but are not limited to, participating in joint partnerships in the home building industry for the construction and sale of single-family homes, primarily in Maumelle, Arkansas.

     Development of Maumelle Property.  The Company's growth strategy with
     --------------------------------
respect to the Maumelle Property is to focus on sale of single-family and multi-family lots. The Company may, through joint venture partners, develop and build homes on the single-family lots it currently owns in Maumelle, Arkansas and through its interest in TradeArk Properties.

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

     RESTRUCTURING DEBT.  The Company believes that restructuring its current
     ------------------
short-term debt through the Plan filed with the Bankruptcy Court will be a key factor in achieving long-term stability and growth. Currently, management is trying to implement a strategy to utilize the Company's assets to restructure its short-term debt into equity and/or long-term debt, and raise additional capital by liquidating portions of its Maumelle Property inventory. Once a debt restructuring program is implemented, the Company intends to seek geographic and product diversification throughout the United States and form joint ventures with partners in the home construction industry. There can be no assurances, however, that Bankruptcy Court will approve the Operating Subsidiary's Plan or that the Company will be able to successfully restructure its debt, which may severely limit application of the Company's growth strategy.

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

     The Company currently has no material presence or reputation in Arkansas or any other area in the real estate development industry. Due to the Company's substantial amount of short-term debt and lack of capital, it may have to sell portions of its Maumelle Property at less than market value. As a result, there may be reduced profit margins on the Company's operations which may make it more difficult for the Company to compete with other land developers or to raise additional capital and/or equity. Although the Company intends to improve its ability to compete by selling portions of its Maumelle Property inventory, and entering into joint venture or similar development agreements with established real estate developers, there can be no assurance of the success of any such agreements or that the Company can overcome its present illiquidity.

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

     The Company's Maumelle Property is subject to the City of Maumelle's Master Land Use Plan. Under this Plan, approximately 1,433 acres of the approximately 987 acres of the Maumelle Property that was developable land as of September 30, 2000, was already zoned for single-family homes. The current zoning allows the Company to develop and offer for sale approximately 3,500 single-family home sites located on this acreage. Although much of the Company's property is currently zoned for single-family homes, none of the developable land acreage is subdivided and the Company will be required to incur significant additional cost to subdivide the property into individual lots. The Company believes it can satisfy all anticipated governmental requirements involved in the subdivision process, if it obtains adequate additional funding and expertise.

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

     The Company has had a Phase I investigation conducted on the Maumelle Property, excluding the approximately 446 acres of wetlands. The investigation found no evidence of soil or ground water contamination on the studied property and recommended that a Phase II study was not warranted. This Phase I assessment was carried out in accordance with accepted industry practices and consisted of non-invasive investigations of environmental conditions at the properties, including a preliminary investigation of the sites and identification of publicly known conditions concerning properties in the vicinity of the sites, physical site inspections, review of aerial photographs and relevant governmental records where readily available, interviews of knowledgeable parties, investigation for the presence of above ground and underground storage tanks presently or formerly at the sites, a visual inspection of potential lead-based paint and suspect friable ACMs where appropriate, a radon survey, and the preparation and issuance of a written report. In 1986, an Environmental Protection Agency ("EPA") representative stated in a letter to a previous owner of the Maumelle Property, that although part of the Maumelle Property had been used by the United States government during World War II as a munitions ordnance facility until 1950, the entire site had been decontaminated by the U.S. government prior to its sale in 1961. In the letter, the EPA characterized the property as not having any further environmental concerns.

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

     NUMBER OF EMPLOYEES. As of the Company's fiscal year-ended September 30, 2000, the Company and its subsidiaries had one full-time employees, and no part-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

GENERAL

     The Company's principal asset is the Maumelle Property, located in Maumelle, Arkansas, title to which is held by the Operating Subsidiary. At the Company's fiscal year-end, the Maumelle Property consisted of approximately 976 acres of single-family sites (which included approximately 3,500 home sites), approximately 11 acres of multi-family sites, and approximately 446 acres of miscellaneous undevelopable property. The Maumelle Property is currently zoned under the City of Maumelle Master Land Use Plan for various development uses, including single-family residences and multi-family units. As of September 30, 2000, the Company's single-family home sites in the City of Maumelle represented approximately 70% of all available vacant land in Maumelle zoned for single-family homes, including the single-family lots owned by TradeArk Properties.

     The Maumelle Property can be divided into three categories: (1) the Large Residential Tract, (2) the Multi-Family Lots, and (3) the Miscellaneous Tract and Property. Each category of Maumelle Property will be discussed separately below after the following overview of the City of Maumelle.

     The Company, through the Operating Subsidiary, owns a 35.16% membership interest in TradeArk Properties. See discussion below, "-- MAUMELLE PROPERTY-- TradeArk Property."

     Except as otherwise noted, the Company believes that its real property assets are in good condition and are suitable and adequate for the uses indicated. Although there are no insurable improvements on the Company's properties, the Company maintains a general liability insurance coverage on its real property assets.

MAUMELLE PROPERTY

     The City of Maumelle. The City of Maumelle is a 5,000 acre planned community located off Interstate 40 on the Arkansas River. Fifteen miles from downtown Little Rock, the capital of Arkansas, Maumelle is patterned after other "new town" communities such as Reston, Virginia, Irvine Ranch in Orange County, California and Columbia, Maryland.

     Maumelle is a master planned city with about 12,000 residents. Under the Master Plan, Maumelle cannot add new property to the city for residential development without public hearings regarding any proposed annexation of land by the City and the subsequent approval by the City Board of Directors. From Maumelle's inception in 1966 to 1996, approximately $120 million has been spent on infrastructure, including sewer and water capacity for a city of up to 25,000 residents and a system of designated common areas, including pathways, parks, lakes, a golf course and other recreational areas. The City of Maumelle was incorporated as a city in 1985. It is governed by a mayor and city council and has police, fire, and emergency services.

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

     Since 1979, Maumelle has attracted some major companies to its industrial areas, including Molex Inc. (1,154 employees), Target Distribution Center (800 employees), Kimberly Clark (a manufacturing facility with 287 employees), Ace Hardware Distribution Center (291 employees), and Hanover Direct, Inc. (540 employees). The job growth rate in the City of Maumelle has increased by 7.5% from 1990 to 1995; during the same period Little Rock had a job growth rate increase of 14%.

     As of June 30, 1997, the average new home permit value in Maumelle was $138,480 and the average new home price in Maumelle by 1998 was $156,825, and in Little Rock was $188,812, according to a Metroplan report. The number of building permits issued by Maumelle has increased 383.9% between 1990 and 1997, according to Metroplan. During the same period, Little Rock experienced a decline in building permit issuances of 1.39%. A total of 124 building permits were issued in Maumelle in 1995, 220 in 1996, 240 in 1997, 263 in 1998, 276 in
1999, and 243 in the first nine months of 2000.

     Large Residential Tract. As of the end of the 2000 fiscal year, the Large Residential Tract was comprised of approximately 976 acres of undeveloped residential. Under current zoning, the Company believes this land can be subdivided into approximately 3,500 single-family lots. The Large Residential Tract currently is zoned for residential development.

     The Operating Subsidiary has fee title to the Large Residential Tract, all of which is subject to a first-priority mortgage securing a $3,500,000 loan from Resure Inc. ("Resure Loan"). In February 1997, an Illinois court found that Resure was insolvent, ordered that Resure be liquidated, and appointed the Illinois Director of Insurance as Liquidator to oversee the liquidation. Approximately 701 acres of the Large Residential Tract ("Residential Parcel 1") is retained by the Liquidator as collateral on the Resure Note, which was modified pursuant to the terms of the Resure Settlement Agreement, effective September 30, 1997. The Company has been in default under the terms of the Resure Note since July 1, 1998 and is subject to a foreclosure action initiated by the Resure Liquidator on April 19, 1999. Such foreclosure action has been stayed with the filing by the Operating Subsidiary of a voluntary petition for bankruptcy under Chapter 11 in the Bankruptcy Court on July 21, 2000. See, discussion below, and ITEM 3, "LEGAL PROCEEDINGS."

     Under the original terms of the Resure Note, quarterly payments of principal and interest in the amount of $101,591.16 commenced January 1, 1997, until its maturity date on July 1, 2000. Prior to that date, interest only payments were required on a quarterly basis. Under the Resure Settlement Agreement, the Company was to pay quarterly installments of principal and interest in the amount of $101,591.16 until the modified maturity date on September 1, 1999. The balance due at maturity, assuming payment of all scheduled principal and interest payments and no pre-payments, was $3,305,842. The Resure Note bears interest at a rate of 10% per annum. Under the terms of the Resure Note may be prepaid at anytime by the Company without incurring premiums or penalties. As additional consideration for the Liquidator to enter into the Resure Settlement Agreement, the Company agreed to pay a developer's fee of $2,000 (the "Developer's Fee") for each lot sold in approximately 701 acres of the Residential Parcel 1, and approximately 344 acres of the Large Residential Tract ("Residential Parcel 2"). In the event that any portion of Residential Parcel 1 is sold prior to being subdivided into single-family lots, the Company will pay $2,853 per acre, and $5,844.20 per acre if Residential Parcel 2 is sold prior to being subdivided; however, such Developer's Fees shall not exceed $2,000,000. The Developer's Fee is secured by a written amendment to the loan mortgage securing the Resure Note, and recorded against the Residential Parcel 1.

     A settlement agreement was entered between the Operating Subsidiary and Resure and on March 24, 2000, the Chancery Court approved the settlement (the 2000 Settlement Agreement"). Under the 2000 Settlement Agreement, the Operating Subsidiary would pay a cash payment of $3,987,353,95 for a full release of all claims by Resure against the Operating Subsidiary. As of the date of this Report, this settlement payment has not been made.

     Under the proposed Plan, the Operating Subsidiary will pay 100% of the outstanding principal and interest owed on the Resure Note. The Plan proposes to pay interest in monthly payments at an interest rate of 9% per annum, accrued from the first day after ten days after the entry of the order by the Bankruptcy Court confirming the Plan ("Confirmation Order") that is not a Saturday, Sunday, or "legal holiday," ("Effective Date") for a period of five years. Minimum payments of principal in the amount of $250,000 will be due during each of the one-year periods. All pre-petition mortgages and security agreements shall remain in full force and effect to secure the Resure note.

     Management believes the 2000 Settlement Agreement with Resure is in effect, and the balance owing on the Resure Note was $3,987,353 in principal and interest, as of the Company's fiscal year end and $3,987,353, as of the date of this Report. If the 2000 Settlement is found not to be in effect, the balance owing on the Resure Note was $4,244,239 as of the Company's fiscal year-end and $4,319,584 as of December 20, 2000. See ITEM 3, LEGAL PROCEEDINGS."

     The Company intends to pay off the liability from proceeds from the sale of some of its Maumelle Property or by obtaining long-term debt or equity. There can be no assurance, however, that the Operating Subsidiary's creditors and the Bankruptcy Court will approve the Company's Plan or that the Company will be able to raise the funds required. See ITEM 3, "LEGAL PROCEEDINGS," and ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-LIQUIDITY AND CAPITAL RESOURCES."

     The remaining 288 acres of the Large Residential Property has no mortgages; however, the property is used to secure a $1,750,000 line of credit from First Arkansas Valley Bank ("First Arkansas Line of Credit"). As of September 30, 2000, this line of credit was reduced to $1,295,000 and will continue to be reduced until the line of credit is paid. The Company cannot withdraw new funds from the First Arkansas Line of Credit. Interest was payable at a fixed rate of 9.5% per annum and the loan matured on May 27, 1998, but was extended on the same terms to October 14, 2000. The line of credit has been modified to mature on October 14, 2001, at which time all principal and interest is due and payable. The modified line of credit has an interest rate of 11% per annum.

     As of September 30, 2000, an aggregate of $1,321,381 in principal and interest was outstanding on the First Arkansas Line of Credit and $1,015,091 as of the date of this Report.

     Under the proposed Plan, the Operating Subsidiary will pay 100% of the outstanding principal and interest owed on the First Arkansas Line of Credit and the Note, securing the line of credit, shall remain in full force and effect. However, the due date for payment of principal and interest shall be modified to provide that the Operating Subsidiary will make quarterly payments of interest commencing 90 days after the Effective Date and thereafter on the same day of each third month until the obligation is paid in full. The Note shall be modified to be due five years after the Effective date and a minimum payment of principal in the amount of $50,000 shall be due during each of the one-year periods commencing with the Effective Date.

     The Company currently has four parcels comprising 188 acres of the Large Residential Tract listed for sale at a price ranging from $25,000 to $30,000 per acre. The Company intends to sell these parcels to meet liquidity requirements.

     All property taxes are current and were paid on a timely basis.

     Multi-Family Lots.     As of the Company's fiscal year-ended September 30,
2000, there are approximately 11 acres of Multi-Family Lots zoned for multi-family use. The Operating Subsidiary has fee title to these lots, subject to the liens discussed below.

     Approximately, 11 acres of the Multi-Family Lots are subject to a lien in favor of the Bank of Little Rock as security for a $400,000 line of credit ("Little Rock Credit Line I") and a $200,000 line of credit ("Little Rock Credit
Line II").   As of the Company's fiscal year-end an aggregate of $409,337 in principal and interest was due on the Little Rock Credit Line I, and $419,090 as of December 20, 2000. As of the Company's fiscal year-end an aggregate of $203,913 in principal and interest was due on the Little Rock Credit Line II, and $208,845 as of December 20, 2000. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES--Indebtedness and Other Liquidity Requirements.

     The $400,000 Little Rock Credit Line I bears interest of a fixed rate of 11% per annum. The $400,000 line of credit requires monthly interest payments and matures on January 10, 2001, when a balloon payment consisting of the entire principal balance and accrued interest under the line is due and payable. The $400,000 line of credit is secured by approximately 11 acres of the Multi-Family Maumelle Property.

     The $200,000 Little Rock Credit Line II bears interest at a fixed rate of 11% per annum. The $200,000 line of credit requires monthly interest payments, until it matures on January 10, 2001, when a balloon payment consisting of the entire principal balance and accrued interest is due and payable. The $200,000 line of credit is secured by the same 11 acres as the Little Rock Credit Line I.

     Under the proposed Plan, the Operating Subsidiary will pay 100% of the outstanding principal and interest owed on the Little Rock Credit Lines I and II and the Notes shall remain in full force and effect. However, the Bank of Little Rock mortgage securing the lines of credit shall be modified to provide that the due date for payment of principal and interest will be due in quarterly payments of interest commencing 90 days after the Effective Date and thereafter on the same day of each month thereafter until the principal obligation is paid in full. See ITEM 3, "LEGAL PROCEEDINGS, and ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - - LIQUIDITY AND CAPITAL RESOURCES-Indebtedness and Other Liquidity Requirements."

     All property taxes and ad valorem taxes on the 11 acres of Multi-Family Lots owned by the Company are current and were paid on a timely basis.

     The Company may sell certain portions of the 11 acres of Multi-Family Lots to meet liquidity requirements or if the Company's management determines that a particular property is not appropriate for development by the Company.

     Miscellaneous Tract and Property. The Miscellaneous Tract and Property consists of approximately 446 acres of wetlands. The Operating Subsidiary has fee title to the Miscellaneous Tract and Property, which are held free of any encumbrances or liens. The wetlands property is located in the Arkansas River and, therefore, is unsuitable for development. Accordingly, the Company has no development plans for the property.

     TradeArk Properties.    On June 14, 1999, the Operating Subsidiary
contributed )258 acres of its Maumelle Property, including 192 acres of single-family lots ("Pine Ridge Tract"); 19 acres of multi-family lots ("Rector Mountain Tract"); 40 acres of commercial lots ("Tract D"); and 6 acres of commercial lots(Tract E"), (collectively known as the "Contributed Maumelle Property") for a 35.16% membership interest in TradeArk Properties. TradeArk Properties assumed $3,800,000 in debt collateralized by the Contributed Maumelle Property. The interest in TradeArk Properties is held by the Operating Subsidiary.

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

     TradeArk Properties anticipates commencing the development of finished residential lots on the Pine Ridge Lots in the third quarter of fiscal year 2001, assuming it can raise sufficient capital. TradeArk Properties proposes to develop 40 acres of Commercial Lots for sale commencing in the third quarter of fiscal year 2001 and hold 6 acres for resale. It proposes to hold the 19 acres of Multi-Family Lots for resale. TradeArk Properties is managed by a manger selected by majority of the membership interest in TradeArk Properties. (See
ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION --LIQUIDITY AND CAPITAL RESOURCES," and "- - Certain Capital Raising Transactions."

PROGRAM OF DEVELOPMENT.

     During the Company's fiscal year ended September 30, 2000, the Company focused on its primary business of developing and selling property from its Maumelle Property inventory. During the year, the Company sold 32 acres of property and listed 188 acres for sale. See ITEM 2, "DESCRIPTION OF PROPERTY," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - - Certain Capital Raising Transactions."

     The Company, however, will not be able to implement any of the following plans for developing its properties if it cannot overcome its present illiquidity, and raise substantial additional capital, of which there can be no assurance. The Operating Subsidiary, which holds substantially all of the

Company's assets, has filed a voluntary petition for relief under Chapter 11 and a Reorganization Plan with the Bankruptcy Court. There can be no assurance that the Operating Subsidiary's creditors and the Bankruptcy Court will approve the Plan or that if the Plan is approved the Company will be able to successfully raise the funds required to meet its obligations under the Plan. See ITEM 3, "LEGAL PROCEEDINGS, and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

     Development of Property in Maumelle. The Company intends to develop and offer for sale portions of its residential lots inventory, as well as portions of the Multi-Family Lots during fiscal year 2001.

     In order to facilitate the development of single-family lots and multi-family lots the Company Subsidiary intends to form improvement districts, which will issue bonds and the proceeds from the sale of such bonds will be used to construct roads, utilities and other infrastructure improvements to the land necessary for the Company to sell finished lots, with or without homes constructed on them, or larger tracts of the Maumelle Property to builders and developers.

     If the Company can find an appropriate joint partner, management anticipates that the Company will begin the development and sale of residential property on the Large Residential Tract located in Maumelle, and the development and sale of the Pine Ridge Lots, through its membership interest in TradeArk Properties.

     If the Company develops and builds on all or a portion of the 3,500 single-family lots in the Large Residential Tract, it anticipates building moderately priced single-family homes in the range of $125,00 to $200,000, assuming it can resolve the Resure lawsuit which is seeking to foreclose on approximately 701 acres of the Large Residential Tract and obtain a suitable joint venture partner. The Company estimates that the cost for building and selling these homes, inclusive of general and administrative expenses, sales and marketing expenses, and closing costs, will be in the range of $100,000 to $160,000 per home.

     Because the Company lacks experience in the home construction industry, the Company believes it may be difficult to obtain conventional credit sources sufficient to finance the foregoing development activity or to find suitable joint venture partners that will be able to obtain such financing to pursue the Company's building program.

     There are no current plans for the improvement or development of the Miscellaneous Tracts and Properties since such properties are wetlands and as such undevelopable.

     Development of TradeArk Properties.   TradeArk Properties intends to start
home site improvements on at least one Pine Ridge subdivision in the third quarter of fiscal year 2001, assuming it is able to obtain necessary capital for such development.

     The Pine Ridge Lots are fully entitled with a preliminary subdivision plat recorded with the City of Maumelle. The Pine Ridge Lots are comprised of 487 lots in four subdivisions, averaging approximately 120 lots each. The improvement district in which the Pine Ridge Lots are located is already partially improved, with a roughly graded roadway.

     Because the Pine Ridge Lots were partially improved prior to TradeArk Properties' acquisition, management expects the cost to develop an improved lot will be less in Pine Ridge than on the Company's other Maumelle Property. TradeArk Properties management estimates that construction costs for single-family homes built on the acquired lots and on the Pine Ridge Lots will average approximately $50 to $53 per square foot. TradeArk Properties estimates that the aggregate cost of building and selling 487 homes on the Pine Ridge Lots, inclusive of general and administrative expenses, sales and marketing expenses, will be in the range of $75 to $85 per square foot.

     TradeArk proposes to develop 40 acres of Commercial Lots for sale commencing in fiscal year 2001, and hold the remaining 6 acres for resale. It is holding the 19 acres of Multi-Family Lots for resale. See discussion above, "- Development of the Maumelle Property."

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

     Investment Policies.

     Investments in Real Estate or Interests in Real Estate.  The Company
     ------------------------------------------------------
generally conducted all of its investment activities through the Operating Subsidiary and its membership interest in TradeArk Properties. The Company intends to conduct all of its investment activities for the foreseeable future through the Operating Subsidiary, the Home Construction Subsidiary or through membership interest in other entities or other joint venture partnerships.

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

     Investments in Mortgages.  The Company has no immediate plans to acquire or
     ------------------------
warehouse mortgages. The Company may, however, may offer and hold mortgages generated from the sale of its Maumelle Property inventory.

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

     The Company believes that its ownership of a substantial majority of the available undeveloped single-family home properties in Maumelle -- through its Operating Subsidiary or its interest in TradeArk Properties -- will give the Company an advantage in selling single-family lots or if it enters the single-family home construction market in Maumelle, assuming it is able to obtain sufficient capital to commence construction activities.

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

ITEM 3.  LEGAL PROCEEDINGS.

     On July 21, 2000, the Operating Subsidiary, a wholly-owned subsidiary of the Company that holds substantially all of the Company's assets, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Eastern District of Arkansas. Since then, the Company has continued to operate its business as a debtor-in-possession. As such, the Operating Subsidiary is authorized to operate its business in the ordinary course, but may not engage in transactions outside the ordinary course of business without Bankruptcy Court approval.

     Subsequent to the Company's fiscal year-end, on November 16, 2000, the Operating Subsidiary filed a Disclosure Statement and Plan of Reorganization (the "Plan") with the Bankruptcy Court to satisfy its existing debts. The Plan will be presented to creditors for acceptance or rejection. Although at least two-thirds of each impaired class of creditors and more than one-half in number of the allowed claims of the class members entitled to accept or reject the Plan have to vote to accept it; the Bankruptcy Court may confirm the Plan if at least one of the impaired classes votes for it and the Bankruptcy Court finds the Plan does not discriminate unfairly. As of the date of this Report, the Bankruptcy Court has not scheduled a hearing to consider confirmation of the Plan. If the Plan is confirmed, all creditors listed in the petition will be bound by the terms and conditions set forth in the Plan. If the Plan is rejected, the Operating Subsidiary may be forced into Chapter 7, at which point the Operating Subsidiary will be forced to liquidate its assets to meet the obligations of the secured creditors and if any funds are available thereafter to meet the obligations of the unsecured creditors.

     As a result of the Operating Subsidiary's bankruptcy, all acts to collect Pre-petition Indebtedness and to enforce other existing contractual obligations of the Operating Subsidiary were stayed.

     Generally under the Bankruptcy Code, the Operating Subsidiary does not make payments on Pre-petition Indebtedness until the Plan is approved by the Bankruptcy Court. Liabilities and obligations first incurred after the commencement of the bankruptcy case in connection with the operation of the Operating Subsidiary's business generally enjoy priority in right to payment over Pre-petition Indebtedness and must be paid by the Operating Subsidiary in the ordinary course of business.

     Under the Plan, the Operating Subsidiary proposes to satisfy in full all outstanding amounts due to its creditors, but will modify the payment schedule and due dates. The Plan also proposes for the early release of certain portions of the Maumelle Property used to secure credit lines and loans; provided minimum amounts of principal are paid on such liens prior to the release. See ITEM 2, "DESCRIPTION OF PROPERTY," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - - LIQUIDITY AND CAPITAL RESOURCES-Indebtedness and Other Liquidity Requirements."

     Upon filing the voluntary petition for bankruptcy relief under Chapter 11, the foreclosure action instituted by the Liquidator for Resure on April 19, 2000 against the Operating Subsidiary was stayed. The foreclosure action was filed in the Chancery Court of Pulaski County, Arkansas (the "Resure lawsuit"). The Resure Liquidator is seeking to foreclose on approximately 701 acres of the Large Residential Tract of the Maumelle Property securing the $3,500,000 Resure Note, which is currently in default. The action also seeks $2,000,000 in Development Fees the Liquidator claims the Operating Subsidiary owes under the terms and conditions of the September 30, 1997, Settlement Agreement, which is secured by the same 701 acres as the Resure Note. On May 28, 1999, the Operating Subsidiary filed an answer, generally denying the claims.

     A settlement agreement was entered between the Operating Subsidiary and Resure and on March 24, 2000, the Chancery Court approved the settlement (the 2000 Settlement Agreement"). Under the 2000 Settlement Agreement, the Operating Subsidiary would pay a cash payment of $3,987,353,95 for a full release of all claims by Resure against the Operating Subsidiary. The settlement payment was due not later than April 24, 2000; however, the Operating Subsidiary has not made this payment and Resure filed a Motion for Summary Judgement in the foreclosure action on July 13, 2000. The Operating Subsidiary's July 21, 2000, petition for bankruptcy stayed this action.

     On December 7, 2000, the Liquidator for Resure filed a Motion to Dismiss the Operating Company's petition for bankruptcy under Chapter 11 of the Bankruptcy Code, or in the alternative, Motion for the Appointment of a Trustee. In the motion, the Liquidator for Resure alleges that the Operating Subsidiary should have paid developer's fees to Resure on certain parcels of the Maumelle Property that were sold subsequent to the bankruptcy petition and that this was a diversion of funds. The Operating Subsidiary asserts that the 2000 Settlement Agreement is valid and as such no developer's fees were due Resure. If the Bankruptcy Court does not grant the Motion to Dismiss the Operating Subsidiary's petition for bankruptcy, the Liquidator for Resure seeks to have an independent trustee appointed and remove the Operating

Subsidiary's management to oversee its day-to-day operations. There can be no assurance that the Bankruptcy Court will not grant the Liquidator for Resure's Motion to Dismiss the Operating Subsidiary's petition for bankruptcy or in the alternative its Motion for the Appointment of a Trustee.

     Further, there can be no assurance the Plan will be approved by the creditors and the Bankruptcy Court. If the Plan is not approved, the foreclosure action may proceed, and there is no assurance that the Company will prevail in any such action.

     If the Plan is approved, it provides for the Company's charter to be modified to prohibit the issuance of non-voting stock.


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

     The high and low bid prices for shares of common stock of the Company for each quarter within the last two fiscal years are as follows:

                                      BID

Quarter Ending                     High            Low
--------------                     ----            ---

September 30, 1998                 1.937          .625

December 30, 1998                  1.375          .781

March 31, 1999                      1.00          .375

June 30, 1999                        .50          .437

September 30, 1999                  .532          .437

December 30, 1999                   .375          .250

March 31, 2000                      1.00      .281

June 30, 1999 2000                  .510      .125

September 30, 1999 2000             .180      .063

     These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB"), and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

HOLDERS

     The number of record holders of the Company's common stock was 950, as of September 30, 2000.

DIVIDENDS

     During the fiscal year ended September 30, 2000 and the fiscal year ended September 30, 1999, the Company did not declare any cash dividends with respect to its Common Stock. The Company does not expect to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, particularly since the Company has decided to focus on its primary business of developing and selling single-family lots due to its present illiquidity. There are no material restrictions limiting, or restrictions that are likely to limit, the Company's ability to pay dividends on its Common Stock in the future, except that the articles of incorporation of the Company permit the board of directors to approve the issuance of preferred stock having such rights as may be designated by the board without shareholder approval. Such rights may include preferences with respect to dividends as well as prohibitions against the declaration of dividends on Common Stock under certain circumstances.

     There was no issuance of unregistered securities during the fiscal year ended September 30, 2000.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

     The following discussion should be read in conjunction with the financial statements and the notes thereto appearing in Item 7 of this Report (the "Financial Statements"). As noted below and elsewhere in this Report, if the Company's Operating Subsidiary cannot reorganize under its petition for voluntary bankruptcy under Chapter 11, and if the Company cannot cure its current severe liquidity problems, the Company's status as a viable going concern will remain in doubt. There can be no assurance, however, that the Reorganization Plan filed with the United States Bankruptcy Court will be approved or that Company will be able to raise sufficient capital to cure its liquidity problems and pursue the business objectives discussed herein.

     Accordingly, some of the amounts presented below may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination as to the security of certain claims or other events.

RESULTS OF OPERATIONS

     Comparison of Year Ended September 30, 2000 to Year Ended September 30, 1999. For the year ended September 30, 2000, the Company experienced a loss of $2,376,488 compared with a loss of $1,022,694 for the year ended September 30, 1999. The difference in performance resulted primarily from a decrease in revenues from $9,146,365 in the year ended September 30 1999, to $852,569 in the year ended September 30, 2000, a decrease of $8,293,796. The cost of sales for the year ended September 30, 2000, amounted to $191,664, resulting in a gross profit of $660,905. Despite the decrease in revenues, gross profits as a percentage of revenues increased from 41.22% in the year ended September 30, 1999 to 76.89% in the year ended September 30, 2000. The gross profit for the year ended September 30, 1999, was affected by the non-recognition of $1,577,312 of land sales profit. The revenues for the year ended September 30, 2000, were increased by the recognition of $85,517 of the deferred land sales profit from 1999. During the year ended September 30, 2000, operating expenses decreased to $1,576,760 from $2,787,761 in the year ended September 30 1999, a decrease of $1,211,001 or 43.4%.

     Sales decreased by $8,387,845 for the year ended September 30, 2000, from $9,146,365 for the year ended September 30, 1999, as a result of land sales of Maumelle Property from $9,146,365 in the year ended September 30 1999 to $758,520 in the year ended September 30, 2000. Gross profit for the year ended September 30, 2000 was $660,905. Gross profit for the year ended September 30, 1999 was $3,769,713.

     From the year ended September 30, 1999 to the year ended September 30, 2000, operating expenses decreased from $2,787,761 to $1,576,760 a decrease of $1,211,001 or 43.4%. The decrease was primarily attributable to an decreases in amortization of loan costs. Management expenses decreased from $269,649 for the year ended September 30, 1999, to $141,444 for the year ended September 30, 2000, a decrease of $128,205. This decrease was the result of an decrease in expense fees due to Maumelle Enterprises, a related party, from $269,649 for the year ended September 30, 1999, to $141,444 for the year ended September 30, 2000. For fiscal year ended September 30, 2000, accrued expense fees due to Maumelle Enterprises increased to $66,329, from $33,463 for fiscal year ended September 30, 1999. See ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-Maumelle Enterprises Inc., Agreement." Amortization of loan fees decreased to $542,795 in the year ended September 30, 2000, from $1,441,873 in the year ended September 30, 1999, a decrease of $899,078.

     Interest income for the fiscal year ended September 30, 2000, decreased by $41,794, from $47,916 for the fiscal year ended September 30, 1999, to $6,122 in fiscal year ended September 30, 2000. Interest expenses decreased by $141,322 to $1,275,575 during the year ended September 30, 2000 from $1,416,899 during the year ended September 30, 1999.

     There was no loss from discontinued operations for the year for the year ended September 30, 2000; however there was a loss from discontinued operations of $413,025 for the year ended September 30, 1999. During the year ended September 30, 1999 these operations had sales totaling $1,019,042 with costs of sales of $258,618 and operating expenses, including interest expenses, of $1,142,222.

     The Company continues to accrue management fees, to the extent possible, to Maumelle Enterprises, a related party. However actual expenses, which include overhead and salaries, have been paid to Maumelle Enterprises during fiscal year ended September 30, 2000. During fiscal year, Mr. Todd was paid $52,256. This was a portion of the salary Mr. Todd was scheduled to be paid. The remaining amount of $187,744 has been accrued, bring the balance accrued at September 30, 2000 to $408,671. Mr. Todd was going to accrue one-half or $10,000 of his $20,000 per month salary, however die to the financial condition of the Company has accrued more than scheduled.

     The Company believes that its results of operations can improve in the future if it is able to raise sufficient additional capital to restructure or retire its short-term debt into long-term debt and/or equity, and commence significant development operations through TradeArk Properties or other joint venture partners. The Company, through its interest in TradeArk Properties intends to take advantage of an apparent increase in building activity in the City of Maumelle in 2000, which is summarized below. There can be no assurance, however, that such trends will continue or that the Company will be able to capitalize on these trends.

     Two hundred and seventy-six permits were issued by the City of Maumelle for the construction of new single-family homes during the 1999 calendar year. From January through September 2000, 243 permits have been issued for the construction of new homes. Although there can be no assurance that such increase in activity will continue the Company believes that the level of home development activity in Maumelle will continue to increase in the future, for the following reasons:

     (1) The Country Club of Arkansas, a golf-oriented development in Maumelle, has completed improvements and opened its new golf course to the public in the Fall of 1996. As of September 30, 2000, this development has approximately 342 home sites remaining to be developed. The owner/developer of the Country Club of Arkansas has placed substantial amounts of advertising and promotion into local print media which may produce a positive effect for future development activity in Maumelle.

     (2) In 2000, 340 new jobs have been created in the City of Maumelle as a result of continuing industrial expansion. In the period 1990 through 1998, the SMSA of the Little Rock/North Little Rock area, which includes Maumelle, has shown a total increase of 1.8% in new jobs; although there can be no assurance that the city will continue to see such job expansion.

     The Company does not foresee any significant elements of income or loss that would arise outside of the ordinary course of business, except for the losses that would likely arise if the Company becomes unable to (i) liquidate property, or (ii) has to liquidate its property for less than fair market value, or (iii) if the Bankruptcy Court does not approve the Operating Subsidiary's Reorganization Plan. In addition, if the Bankruptcy Court does not approve the Plan, the foreclosure action against the Operating Subsidiary's approximately 701 acres may proceed and there is no assurance that the Operating Subsidiary will prove successful in defending the action. See ITEM 3, LEGAL PROCEEDINGS," and the discussion below, "LIQUIDITY AND CAPITAL RESOURCES."

     Even if the Company can overcome its present illiquidity and restructure it current short-term debt into equity or long-term debt and raise sufficient capital to commence meaningful operations, there is no assurance the Company will be able to attract joint venture partners with home-building expertise. Current joint venture partners, such as TradeArk Properties, may experience some seasonal variance in the flow of income from these home-building operations. Such variances could arise, for example, from the impact of weather on any construction in progress. Typically, substantial rainfall is experienced in Central Arkansas from November through March.

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

     Liquidity Issues. The Company will not have any short-term debt maturing
     ----------------
during fiscal year ended September 30, 2001; however, of the $12,211,309 in short-term debt, approximately $10,312,929 was in default as of September 30, 2000. As of the date of this Report the Company has $11,911,309 in short-term debt of which $10,916,309 is currently in default. This illiquity may prevent the Company from realizing or consummating any of its business plans, objectives, strategies, or transactions, unless its can restructure its short-term debt into equity or long-term debt and/or raise capital. Except for the short-term debt, the Company has minimal operating income and its primary source of funds to meet operating expenses for the last two years has been the liquidation of its real property inventory. There can be no assurance that the Company will be able to overcome its present illiquidity, raise sufficient capital to retire the debt, or generate sufficient revenues to pursue the business plans, objectives, strategies, or transactions discussed herein. If the Company has to liquidate portions of its Maumelle Property in the fiscal year ended September 30, 2001 to satisfy maturing short-term debt, it may be at less than fair market value. Additionally, if the Plan is rejected, the Operating Subsidiary could be forced into liquidation under Chapter 7 of the

Bankruptcy Code, at which point the Operating Subsidiary would be forced to liquidate its assets to meet the obligations of the secured creditors, and if any funds are available thereafter to meet the obligations of the unsecured creditors.

     The improvement of single-family lots and any subsequent home building and construction is capital-intensive and generally involve a high degree of leveraging and up-front expenses to improve it, and begin development. The Company intends to sell unimproved and improved lots from its Maumelle Property inventory. In order to facilitate the development of single-family lots and multi-family lots, the Company intends to form improvement districts, which will issue bonds and the proceeds from the sale of such bonds will be used construct roads, utilities and other infrastructure improvements to the land necessary for the Company to sell finished lots, with or without homes constructed thereon, or larger tracts of land to builders or developers.

     The Company also intends to commence home building operations through its membership interest in TradeArk during the third quarter of fiscal year 2001. TradeArk intends to obtain a construction loan collaterized by the property, which is currently is encumbered by a $4,000,000 loan. There can be no assurance, however, that the Company will be able to obtain such loans. In addition, the Company will need to enter into joint ventures or other agreements with well-funded development partners to implement its growth strategies in the home building industry. There can be no assurance that the Company will be able to overcome its present illiquidity and raise sufficient additional capital or enter into joint venture or other development agreements with developers under terms that are favorable to the Company, or at all. See ITEM 3, LEGAL PROCEEDINGS," and the discussion below, "LIQUIDITY AND CAPITAL RESOURCES."

     Competition.  The real estate development industry is highly competitive.
     -----------
In Arkansas--the geographic area in which the Company initially intends to sell residential lots and other property from its Maumelle Property inventory and to build homes through its interest in TradeArk Properties--there are numerous large national and regional firms with significantly greater experience and financial resources than the Company currently possesses. Such firms will likely compete with the Company in the sale of land and for the sale of single-family homes, the acquisition of land for development, the hiring of sub-contractors, experienced management personnel, construction workers and other employees. See ITEM 2, "DESCRIPTION OF PROPERTY--POLICIES WITH RESPECT TO CERTAIN ACTIVITIES--Competitive Conditions."

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

     Interest Rates; Mortgage Financing.  Demand for residential lots and homes,
     ----------------------------------
as well as for multi-family construction, is adversely affected by increases in interest rates. If interest rates increase, demand for homes and other projects the Company may develop may be significantly reduced due to prospective buyers' inability to obtain financing. Any adverse changes in the availability of Federal Housing Administration or Veterans Administration mortgage financing may also adversely impact the Company's housing sales.

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

LIQUIDITY AND CAPITAL RESOURCES

     Indebtedness and Other Liquidity Requirements. The principal amount of the Company's total debt at September 30, 2000, included, without limitation, the following (see ITEM 2, "DESCRIPTION OF PROPERTY--MAUMELLE PROPERTY" for descriptions of encumbered properties referenced below):

     . $3,500,000 Resure Note, the amended recourse note, payable to Resure, matured September 1, 2000, secured by the approximately 701-acre Large Residential Tract; 10% interest, paid quarterly until October 1, 1996, then quarterly payments of principal and interest in the amount of $101,591.15 are required. The Resure Note is currently in default and a foreclosure action has been instituted against the Company. On July 21, 2000, the Operating Subsidiary filed a voluntary petition of bankruptcy under Chapter 11 of the Bankruptcy Code. As a result of the Operating Subsidiary's bankruptcy collection of all then existing debts, liabilities and obligations, including the foreclosure action against the Operating Subsidiary were stayed. Management believes the 2000 Settlement Agreement with Resure is in effect, and the balance owing on the Resure Note was $3,987,353 in principal and interest as of the Company's fiscal year end and $3,987,353, as of the date of this Report. If the 2000 Settlement is found not to be in effect, the balance owing on the Resure Note was$4,244,239 as of the Company's fiscal year-end and $4,319,584 as of December 20, 2000.

     . $200,000 recourse note payable to Davister Corp. (the "Davister Note"), matured January 9, 1996, unsecured; 9% interest payable at maturity. As of the Company's fiscal year-end, $301,151 in principal and interest was due on the note, and $305,589 as of December 20, 2000. Collection of this unsecured pre-petition note is stayed under the Operating Subsidiary's bankruptcy petition.

     . $6,717,740 in non-secured short-term debt financed by private sources ("Promissory Notes"). The Promissory Notes generally bear interest at a rate ranging from 10.9% to 14% per annum, with a weighted average as of the Company's year end of 11.03% per annum, and mature nine months from the date of issuance of each note. As of the Company's fiscal year-end, the Company was in default on the entire $6,717,740 short-term debt, plus $360,029 in interest. As of the date of this Report, the Company is in default on the $6,717,740 plus interest in the amount of $536,685.

     . $1,750,000 in a commercial revolving line of credit from the First Arkansas Bank ("First Arkansas Line of Credit"), secured by approximately 332 acres of the Large Residential Tract of the Maumelle Property. Interest on the Line of Credit was payable at a fixed rate of 9.5% per annum and the loan matured on May 27, 1998, but was extended on the same terms to October 14, 2000. The line of credit has been modified to mature on October 14, 2001, at which time all principal and interest is due and payable. The modified line of credit of $1,295,000 (which does not allow the Company to draw on the credit line as it is reduced through payments) has an interest rate of 11% per annum and requires three payments of interest only commencing January 14, 2001 and continuing at quarterly time intervals thereafter. As of September 30, 2000, aggregate of $1,321,381 in principal and interest was outstanding on the First Arkansas Line of Credit and $1,015,091 as of December 20, 2000. Collection of this pre-petition obligation is stayed under the Operating Subsidiary's bankruptcy petition.

     . $400,000 in a commercial revolving line of credit from the Bank of Little Rock (the "Little Rock Credit Line I"), secured by 11 acres of the multi-family Maumelle Property. The Little Rock Credit Line I bears interest at a fixed rate of 11% per annum. The $400,000 line of credit matures on January 10, 2001, when a balloon payment consisting of the entire principal balance and accrued interest under the line is due and payable. The balance owing in principal and interest on the Little Rock Credit Line I as of the Company's fiscal year-end was $409,337 and $419,090 as of December 20, 2000. Collection of this pre-petition obligation is stayed under the Operating Subsidiary's bankruptcy petition.

     . $200,000 in a commercial revolving line of credit from the Bank of Little Rock (the "Little Rock Credit Line II"), secured by 11 acres of the multi-family Maumelle Property. The $250,000 Little Rock Credit Line II bears interest at a fixed rate of 11% per annum. The $200,000 line of credit matures on January 10, 2001, when a balloon payment consisting of the entire principal balance and accrued interest is due and payable. As of September 30, 2000, an aggregate of $203,940 in principal and interest was outstanding on the Bank of Little Rock Line of Credit II and $208,845 as of December 20, 2000. Collection of this pre-petition obligation is stayed under the Operating Subsidiary's bankruptcy petition.

     CERTAIN RECENT EVENTS RELATING TO THE COMPANY'S INDEBTEDNESS AND LIQUIDITY REQUIREMENTS

     As of the fiscal year-end, the Company was current on all of the foregoing debt, except for the following: Resure Note, all of the short the short-term notes, and the Davister Note. Management has been notified by New England International Surety Inc.(the "Surety"), the firm that issued the surety bonds for the Promissory Notes, that it has been served with a class action suit in federal court. As such, even though the Company has defaulted on the Promissory Notes, the Surety will not be able to make interest or principal payments to the noteholders until the action is settled.

     As of the date of this Report, the Company is in default on all of the above debt, except for the First Arkansas Line of Credit. The Operating Subsidiary has been in default on the Resure Note since July 1, 1998 (see discussion above). On April 19, 1999, a foreclosure action was instituted by the Resure Liquidator against the Operating Subsidiary in the Chancery Court of Pulaski County, Arkansas seeking to foreclose on approximately 701 acres of the Large Residential Tract of the Maumelle Property that secures the Resure Note and Developer's Fees. On March 24, 2000, the Chancery Court approved a settlement whereas the Operating Subsidiary would pay a cash payment of $3,987,353,95 for a full release of all claims by Resure against the Operating Subsidiary. The settlement payment was due not later than April 24, 2000. The Operating Subsidiary did not meet this payment and filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on July 21, 2000.

     The unsecured Davister Note has matured, and collection on this pre-petition obligation is stayed under the Operating Subsidiary's bankruptcy petition.

     Subsequent to the Company's fiscal year-end, the Bank of Little Rock Lines of Credit I and Credit II matured on January 10, 2001. Although the Company did not meet its obligations under these lines of credit, collection on these debts is stayed under the Operating Subsidiary's bankruptcy petition.

     In addition to the foregoing debt and other liquidity requirements, the Company will, within six months after the date of this Report, require general working capital to cover overhead and administrative expenses in the amount of at least $500,000.

          The Company's current liquidity problems prevents the Company from conducting any meaningful business activities other than selling assets from the Maumelle Property. Although management anticipates utilizing all or a portion of the Maumelle Property to satisfy the financial requirements of the Plan, if approved by the Bankruptcy Court, and/or raise equity, there can be no assurance that the Bankruptcy Court will approve the Operating Subsidiary's Reorganization Plan or that the Company will be able to raise sufficient capital to meet its financial requirements and cure the Company's liquidity problems. If the Company cannot restructure its current debt, the Company's status as a viable going business concern will be doubtful. See ITEM 3, "LEGAL PROCEEDINGS," and
ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - - Certain Capital Raising Transactions."

     Certain Capital Raising Transactions. During the fiscal year ended September 30, 2000, the Company obtained capital through the following transactions:

     . The Company sold 32.16 acres of single-family lots of the Maumelle Property to an unaffiliated third party, for a price of $707,520 with net proceeds to the Company of $691,700. The terms of the sale was $250,000 cash at closing and a 90 day wrap mortgage for the balance of $457,520.

     Prospective Sources of Liquidity. Current operating cash flows will not be sufficient to service the Company's existing debt or the Company's anticipated operating cash needs. The Company currently has insufficient funds to retire its short-term debt, most of which will mature within the next six months or is in default. Due to the Company's inability to meet its short-term obligations, the Operating Subsidiary, which holds substantially all of the Company's assets, filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on July 21, 2000. If the Company cannot restructure this debt and/or raise additional equity or capital, the Company's status as a viable going business concern will remain doubtful.

     The Company presently has listed for sale approximately 188 acres of single-family lots of the Maumelle Property for a price of between $25,000 to $30,000 per acre, in order to raise sufficient funds to generate income necessary to discharge its obligations under the Plan, assuming the Plan is approved by the Operating Subsidiary's creditors and the Bankruptcy Court. In addition, to facilitate the development and sale of single-family and multi-family lots, the Operating Subsidiary intends to form improvement districts, which will issue bonds and the proceeds of the sale of such bonds will be used to construct roads, utilities and other infrastructure improvements to the land necessary to enhance the sale of the lots to builders and/or developers. The Operating Subsidiary is continuing to solicit buyers for its Maumelle Property in order to reduce its current debt and for working capital.

     The Company is also exploring opportunities to develop and sell portions of its Maumelle Property with joint venture partners.

     With respect to prospective long-term liquidity, the Company intends to generate the bulk of its cash from operations by developing and selling residential lots in the City of Maumelle. At present, Management of the Company believes that the most likely sources of substantial cash flow during the next two years are 1) the development and sale of single-family lots of the approximately 3,500 single-family home sites it owns in Maumelle; (2) the development and sale of single-family homes in Maumelle, Arkansas by TradeArk Properties; and (3)the liquidation of property which Management considers unsuitable for the Company's purposes or as required. See ITEM 1, "DESCRIPTION OF BUSINESS--BUSINESS OF THE COMPANY--GROWTH STRATEGIES."

     The Company intends to raise operating capital by selling debt and/or equity securities to the public or in private transactions. There can be no assurance, however, that such public or private offerings will be successful.

     Comparison of Year Ended September 30, 2000 to Year Ended September 30, 1999. At September 30, 2000, the Company had total assets of $8,631,552, a decrease of $1,789,759 or 17.2% from the Company's total assets as of the fiscal year ended September 30, 1999. The Company had cash of $51,932 at September 30, 2000, compared to $864,381 on September 30, 1999, a decrease of $812,449 or 94%. This decrease was a result of operating losses for the fiscal year ended September 30, 2000. See "LIQUIDITY AND CAPITAL RESOURCES" above.

     Accounts receivable decreased from $51,554 on September 30, 1999 to $5,775 on September 30, 2000, a decrease of $45,779 notes receivable current decreased by $48,000 and notes receivable non-current by $96,000.

     Loan origination fees decreased from $544,656 as of September 30,1999, to $0, as of September 30, 2000, a decrease of $544,656. This was due to the full amortization of costs associated with the short-term promissory notes.

     The carrying value of the Company's real estate holdings decreased by $184,589 during the year, from $5,552,377 in fiscal year ended September 30, 1999 to $5,367,788 in fiscal year ended September 30, 2000. The net decrease was a result of the sale of approximately 32 acres of single-family land of the Maumelle Property to an unrelated third party.

     Total liabilities of the Company as of September 30, 2000, were $14,265,306 an increase of $551,729 from the September 30, 1999's total of $13,713,577. The current liability for notes payable decreased by $476,716 during the fiscal year ended September 30, 2000, from $12,488,025 to $12,011,309. The decrease was the result of net payments of promissory notes of $347,099, payment of $105,000 to First Arkansas Valley Bank, the net payoff of $49,087 to the Bank of Little Rock and payment of other loans in amounts totaling $4,825.

     The Company decreased its short-term debt from the Bank of Little Rock by $250,000 during fiscal year ended September 30, 2000. The short-term debt was paid from the proceeds of the collection of a Note receivable paid by Capitol SB Development Corporation in October 1999. Subsequent to that, the Company borrowed an additional $200,913 from the Bank of Little Rock in January 2000. As of September 30, 2000, the Company has paid $105,000 on the $1,400,000 due under the line of credit from the First Arkansas Valley Bank.

     Accounts payable and accrued expenses increased by $619,415, from $1,225,552 as of September 30, 1999, to $1,844,967, as of September 30, 2000.

Accrued interest increased by $607,872 from $741,578, as of September 30, 1999, to $1,349,450, as of September 30, 2000, as a result of the non-payment of interest on the Resure Note and the Promissory Notes.

     Shareholders' Equity decreased by $2,341,488 or 71.12% during the fiscal year. The decrease is a result of a net operating loss of $2,175,371 for the year ended September 30, 2000.

ITEM 7.  FINANCIAL STATEMENTS.

     The audited financial statements of the Company are included in this Annual Report on Form 10-KSB starting at page F1.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


DIRECTORS AND EXECUTIVE OFFICERS

                                        Date of   Expiration of
Name                Age  Position       Election  Director Term
----                ---  --------       --------  --------------
Michael G. Todd     51   Chairman,      7/95      2001 or until
                         President                Successor
                         and Secretary            elected


Robert R. Neyland   45   Director       4/94      2001 or until
                                                  successor
                                                  elected

Thomas Blake       67    Director              3/97      2001 or until successor
                                                         elected

David R. Paes      46    Vice President,       7/95      N/A
                         Treasurer and
                         Assistant Secretary

Raymond Baptista   59    Vice President       10/97      N/A
                         Of Finance

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

ROBERT R. NEYLAND. Director. Neyland is President and co-founder of Applerock Funding Corporation, which was organized in 1998 to originate and acquire loans secured by first liens on manufactured housing lots. He is also a director of Collins Financial Service, Inc., a private debt collection company, director of FiData Inc., an Internet technology company, and a director and officer of Iron Harbor Development Group, LLC, a real estate development company.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     During the past five years, any director, person nominated to become a director, executive officer, promoter or control person of the Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time; The Company's directors and officers since the Company's Operating Subsidiary filed for a voluntary petition for bankruptcy under Chapter 11 on July 21, 2000.

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

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to the compensation that was paid in the 2000 fiscal year to the Company's executive officers.

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

                          SUMMARY COMPENSATION TABLE

                                                  Long-Term Compensation

     Annual Compensation            Awards      Payouts

(a)            (b)       (c)            (d)     (e)      (f)      (g)        (h)     (i)
Name &         Year      Salary         Bonus   Other    Res-     Securi-    LTIP    All
Prin-          or         ($)            ($)    Annual   tric-    ties       Pay-    Other
cipal          Period                           Compen-  ted      Under-     outs    Compen-
Position       Ended                            sation   Stock    Lying              sation
                                                                  Options

Michael        9/30/00   $240,000/(1)/  0         0        0         0         0       0
Todd,
Chairman/
President

David          9/30/00        0         0         0        0         0         0       0
Paes/(2)/

(1) Michael G. Todd has been employed as President of the Company since November 1994. During fiscal year, Mr. Todd was paid $52,256, which is deferred and current compensation for the period October 1, 1999, through September 30, 2000. For the fiscal year, Mr. Todd deferred $187,744. Mr. Todd was suppose to accrue one-half or $10,000 of his $20,000 per month salary, but to the financial condition of the Company has accrued more than scheduled.

(2) David Paes has been Vice-President of the Company since July 1995, and devotes approximately 40% of his time to its operations. Paes has received no salary from the Company from July 1995 through September 30, 2000.

     The Company does not have any qualified or non-qualified stock or option plans for its employees.

     The Company has a five-year written agreement with Todd to perform the duties of President. Under the agreement, which became effective on October 1, 1995, Todd is to be compensated at a rate of $20,000 per month. The agreement expired on September 30, 2000. The Company is not party to any other employment agreements. As of the date of this Report, the Company has not executed a new employment agreement with Todd.

DIRECTOR COMPENSATION

     Outside directors are compensated for their services in the amount of $500 per month. Outside directors Neyland and Blake have agreed to defer such compensation until the Treasurer of the Company determines that sufficient funds are available to make such payments. Such compensation has been deferred for the fiscal year ended September 30, 2000 in the amount of $12,000. Management anticipates that the outside directors will continue to defer their compensation.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of shares of Common Stock as of September 30, 2000, for (i) each person who is known by the Company to be the beneficial owner of more than a 5% interest in the Company, (ii) directors of the Company, (iii) the sole "named executive officer" of the Company, as defined in Item 402(a)(2) of SEC Regulation S-B, and (iv) the directors and named executive officer of the Company as a group. Unless otherwise indicated in the footnotes, all such interests are owned directly, and the indicated person or entity has sole voting and investment power. Addresses are provided only for 5% or greater owners.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      Name and
Title of Class        address of          Amount and             Percent of
                      beneficial          nature of bene-        class
                      owner(1)            ficial owner

Common Stock      Michael G. Todd(2)          2,897,589 shares       68.59%

Common Stock      Robert R. Neyland           0 shares                   0%

Common Stock      Thomas Blake                0 shares                   0%

Common Stock      Directors and Executive
                  Officers as a Group         2,897,589 shares       68.59%

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

     Under the oral management and administrative services agreement, payment to Maumelle Enterprises for management services depends upon the actual services rendered in a given month and the current liquidity of the Company. If funds are not available, Maumelle Enterprises has agreed to defer payment of its management fees to the extent possible. For the fiscal year ended September 30, 2000, the Company paid Maumelle Enterprises $75,115 in expenses, which included overhead expenses, and salaries and accrued $66,857. No management fees were accrued or paid to Maumelle Enterprises during the fiscal year ended September 30, 2000.

     Subleasing of Office Space. The Company is currently subleasing its principal office space in Torrance, California from DTC, a California partnership. The partnership, owned equally by Michael G. Todd and John W. DeHaven charges the Company $2,144 per month. The Company paid DTC the total of $25,728 in rental payments for the fiscal year ended September 30, 2000.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) FINANCIAL STATEMENTS AND EXHIBITS

     FINANCIAL STATEMENTS


CAPITOL COMMUNITIES CORPORATION, INCLUDING PREDECESSOR CORPORATION AND SUBSIDIARIES.

Report of Independent Auditors................................  F-1

Balance Sheet as of September 30, 2000........................  F-2

Statements of Operations for the Years Ended
September 30, 2000 and 1999...................................  F-3

Statements of Changes in Stockholders' Equity
September 30, 2000............................................  F-4

Statements of Cash Flows for the Years Ended
September 30, 2000 and 1999...................................  F-5

Notes to Financial Statements.................................  F-6

                                BAUM & COMPANY, P.A.
                         Certified Public Accountants
                       1515 University Drive - Suite 209
                         Coral Springs, Florida 33071

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------

Board of Directors and Stockholders
Capitol Communities Corporation, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Capitol Communities Corporation, Inc. and its wholly-owned subsidiaries as of September 30, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were unable to obtain sufficient evidence of the carrying value of the Company's land and real estate holdings of $5,367,788 and its investment in its Trade Ark Properties Joint Venture of $2,738,811 at September 30, 2000 from an independent party, nor were we able to satisfy ourselves as to the carrying value by other auditing procedures. As discussed below in Note 3, the disposition of the Plan of Bankruptcy may ultimately cause the Company to realize substantial losses on its assets in liquidation.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to obtain sufficient evidence of the carrying value of the Company's land and real estate holdings and its investment in its Trade Ark Properties Joint Venture, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Capitol Communities Corporation, Inc. and wholly-owned subsidiaries as of September 30, 2000 and the results of its operations and its cash flows for the years ended September 30, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company has incurred losses from operations, has a significant negative working capital ratio, and has substantial non-productive assets, which raise substantial doubt about its ability to continue as a going concern. The company's wholly-owned subsidiary, Capitol Development of Arkansas, Inc. has filed a Plan of Reorganization pursuant to the provisions of Chapter 11 of the United States Bankruptcy Code as discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Coral Springs, Florida
January 10, 2001




                                      F-1

                        Capitol Communities Corporation
                          Consolidated Balance Sheet
                           as of September 30, 2000



Current Assets
       Cash in Bank                                                        $   51,932
       Accounts Receivable                                                      5,775
       Notes Receivable- current                                              457,520
       Prepaid Assets                                                           1,283
                                                                           ----------
                Total Current Assets                                          516,510

Plant property and equipment
       Furniture and Equipment, net of accumulated depreciation of $7,816       8,443


Other Assets
       Land and Real Estate Holdings                                        5,367,788
       Investment in Trade Ark Properties                                   2,738,811
                                                                          -----------
                Total Other Assets                                          8,106,599

                Total Assets                                              $ 8,631,552
                                                                          ===========

Current Liabilities
       Notes Payable                                                       12,011,309
       Accounts Payable & Accrued Expenses                                  1,844,967
                                                                          -----------
                Total Current Liabilities                                  13,856,276

Non Current Liabilities                                                             0

Liabilities of Subsidiary Subject to Compromise                               409,030
                                                                          -----------

                Total Liabilities                                          14,265,306

Shareholders' Equity

       Preferred stock-$.01 par value, none issued                                  0
       Common Stock-$.01 par value, 40,000,000 shares authorized               77,700
                7,770,050 shares outstanding
       Additional Paid in Capital                                           7,504,513
       Treasury Stock                                                      (4,795,852)
       Accumulated Deficit                                                 (8,420,115)
                                                                          -----------

                Total Shareholders' Equity                                 (5,633,754)

                Total Liabilities and
                Shareholders' Equity                                      $ 8,631,552
                                                                          ===========

              See accompanying Notes to Financial Statements.

                                      F2

                        Capitol Communities Corporation
                     Consolidated Statements of Operations
            For the Fiscal Years Ended September 30, 2000 and 1999

                                                           2000                   1999
Revenues:
      Sales                                           $   758,520             $ 9,146,365
      Miscellaneous Income                                  8,532
      Recognition of Deferred Land Sale Profit             85,517
      Unrecognized Land Sale Profit                                             1,577,312
      Cost of Sales                                       191,664               3,799,340
                                                      -----------             -----------

Gross Profit                                              660,905               3,769,713

Operating Expenses:
      General & Administrative
      Expenses                                          1,576,760               2,787,761
                                                      -----------             -----------

Net Income (Loss) Before
      Other Income/Expense                               (915,855)                981,952

Other Income (Expense)
      Operations of Unconsolidated Investments           (191,180)                (78,214)
      Interest Income                                       6,122                  47,916
      Interest Expense                                 (1,275,575)             (1,416,898)
                                                      -----------             -----------

      Total Other Income (Expense)                     (1,460,633)             (1,447,196)
                                                      -----------             -----------
Net Income (Loss) from continuing operations          $(2,376,488)            $  (465,244)

Net Income (Loss) from discontinued operations                  0                (413,025)
                                                      -----------             -----------
Net Income (Loss) before Provision
      for Income Taxes                                 (2,376,488)               (878,269)

Provision for Income Taxes
      Current                                                   0                  75,000
      Change in valuation allowance                             0                  69,425
                                                      -----------             -----------

Net Income (Loss)                                     $(2,376,488)            $(1,022,694)
                                                      ===========             ===========

Basic Net Income (Loss) per share                     $    (0.568)            $    (0.168)


Weighted average shares outstanding:                    4,181,348               6,100,537






                    See accompanying notes to the financial statements.


                                      F3

                        Capitol Communities Corporation
                  Statement of Changes in Stockholders Equity
                     For the Year Ended September 30, 2000

                                             Common         Additional        Treasury         Retained
                             Shares           Stock      Paid in Capital       Stock           Earnings
-----------------------------------------------------------------------------------------------------------
9/30/99                    7,630,050        $ 76,300      $ 7,470,913       $(4,795,851)     $(6,043,627)

Additional Stock
 Issued For Services         140,000           1,400           33,600                 0                0


Net Income (Loss) for
 the Year Ended 9/30/00            0               0                0                         (2,358,218)
                           --------------------------------------------------------------------------------

Balance at 9/30/00         7,770,050        $ 77,700      $ 7,504,513       $(4,795,851)     $(8,401,845)
                           ================================================================================


              See accompanying Notes to Financial Statements.


                                      F4

                         Capitol Communities Corporation
                            Statements of Cash Flows
                 For the Years Ended September 30, 2000 and 1999

                                                                                    2000              1999
                                                                                    ----              ----
Cash Flows from Operating Activities:
       Net Loss                                                                $(2,376,488)      $(1,022,694)
       Amortization                                                                758,367         1,474,518
       Depreciation                                                                  7,602            21,281
       Unrecognized Land Sale Profit                                                               1,577,312
       Common Stock Issued for Services                                             35,000            34,761
       Forgiven Salaries and fees added to Paid in Capital                                             4,500
       Adjustments to Reconcile Income
       to Net Cash Used for operating Activities
            (Increase) Decrease in Receivables                                      45,779           410,830
            (Increase) Decrease in Inventory                                             0            26,575
            (Increase) Decrease in Other Assets                                          0           382,818
            (Increase) Decrease in Real Estate Holdings                            184,589         7,027,281
            (Increase) Decrease in Investments                                     105,663        (2,844,474)
            (Increase) Decrease in PrePaid Assets                                    1,802           252,315
            Increase (Decrease) in Accrued Expenses                                828,445          (532,239)
            (Increase) Decrease in Deferred Tax Asset                                                 69,425
                                                                               -----------       -----------

       Net Cash Used for Operations                                               (409,241)        6,882,209

Cash Flows from Investing Activities:
       Cash used for Acquisitions
       Collections of Notes Receivable                                             383,000         1,437,098
       Write off of Note Receivable                                                144,000
       Increase in Notes Recievable                                               (457,520)
       Disposal of Furniture and Fixtures                                            9,568           102,211
       Acquisition of Furniture and Fixtures                                        (1,829)          (16,945)
                                                                               -----------       -----------

       Net Cash Provided (Used) in Financing Activities                            (77,219)        1,522,364


Cash Flows from Financinging Activities:
       Increase in Notes Payable                                                   461,349         9,173,291
       Payment of Notes Payable                                                   (738,065)      (11,625,212)
       Loan Origination Fees                                                      (203,711)       (1,704,681)
       Cash used in Divestments                                                                      (21,018)
       Acquisition of Treasury Stock                                                              (4,409,593)
                                                                               -----------       -----------

       Net Cash Provided (Used) in Investing Activities                           (480,427)       (8,587,213)


Net Increase (Decrease) in Cash                                                   (812,449)         (182,640)

Beginning Cash                                                                     864,381         1,047,021
                                                                               -----------       -----------

Ending Cash                                                                    $    51,932       $   864,381
                                                                               ===========       ============


Supplemental Information:
Operating cash flows from reorganization items:
       Professional fees paid for services rendered in connection with the Chapter 11 proceeding, included in net cash used in operating
       activities                                                              $   (15,000)

              See accompanying Notes to Financial Statements.

                                      F5

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

     On July 21, 2000 Capitol Development of Arkansas, Inc., a wholly owned subsidiary, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

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

D.   Income Taxes
     ------------

     In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has net operating losses (NOL's) of approximately $10,600,000 expiring in the years 2006 through 2010.

     Deferred tax benefit (34% statutory rate)      $3,604,000
     Valuation allowance                             3,604,000
                                                    ----------
     Net Benefit                                    $        0
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

     The Company and its Subsidiaries maintain cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2000 the company had less than $100,000 on deposit resulting in no concentration of credit risk from uninsured bank balances.

H.   Earnings/Loss Per Share
     -----------------------

     Primary earnings per common share are computed by dividing the net income
     (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the fiscal years ended September 30, 2000 and 1999 were 4,181,348 and 6,100,537, respectively.

NOTE 2 - GOING CONCERN CONSIDERATIONS
         ----------------------------

     The company has incurred significant losses from operations for the current year, has a substantial accumulated deficit, has non-productive assets and is highly illiquid. The

     Company is currently in default on a $3.4 million mortgage as well as $6,717,740 of short term unsecured debt. No claim for payment has been made for a $200,000 note due January 6, 1996. At the time of this report the debt due to Bank of Little Rock has matured and not been paid or extended. Management has begun implementation of plans to make the company more viable. The ultimate outcome of these plans can not be determined.

     The Company's wholly owned subsidiary, Capitol Development of Arkansas, Inc., which holds substantially all of the Company's assets, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Eastern Division on July 21, 2000.

     Subsequent to the Company s fiscal year-end, on November 16, 2000, the Operating Subsidiary filed a Disclosure Statement and a Plan of Reorganization (the Plan ) with the Bankruptcy Court to satisfy its existing debts. The Plan has not yet been presented to creditors for acceptance or rejection. As of the date of this Report, the Bankruptcy Court has not scheduled a hearing to consider confirmation o f the Plan. The Bankruptcy Court has approved the Operating Subsidiary s Disclosure Statement, but a formal order has not yet been filed by the Court.

     On December 7, 2000, Nathaniel S. Shapo, the Director of Insurance for the State of Illinois, in his capacity as Liquidator ( Liquidator ) of Resure, Inc. ( Resure ), filed a Motion to Dismiss (the Operating Subsidiary s petition for bankruptcy), or in the alternative, Motion for the Appointment of a Trustee.

     If the Plan is not confirmed, the Operating Subsidiary may be forced into Chapter 7, at which point the Operating Subsidiary would be forced to liquidate its assets to meet the obligations of the secured creditors and if any funds are available thereafter to meet the obligations of the unsecured.

     There can be no assurance the plan will be approved, or if approved it may not be approved under the terms submitted. Accordingly the Company has accrued interest through September 30, 2000 on the Resure debt and all other debt. The company has not adjusted the carrying value of its real estate assets. In all cases the amount of secured debt exceeds the carrying value of the land.

NOTE 3 - SUBSIDIARY'S PETITION FOR RELIEF UNDER CHAPTER 11
         -------------------------------------------------

     As noted above, on July 21, 2000, the Company's subsidiary, Capitol Development of Arkansas, Inc. (the Debtor) filed a petition for relief under Chapter 11 of the federal bankruptcy law in the United States Bankruptcy Court for the Eastern District of Arkansas. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the September 30, 2000, Balance Sheet as "Liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets (secured claims) also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's real property. Under the American Institute of Certified Public Accountants SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the debtors secured debt is not classified as Liabilities subject to compromise. Under SOP 90-7 secured debt is considered a Liability subject to compromise if the fair value of the collateral is less than the allowed liability. It is management's belief that the fair value of the secured collateral for each debt exceeds the allowed liability.

     At September 30, 2000 the summary financial statements of the subsidiary, without elimination of intercompany accounts are as follows:

     Cash                                          14,656
     Other Current Assets                         490,437
     Real Estate                                5,367,788
     Investment in TradeArk                     2,738,811
     Other Assets                                  56,056

     Total Assets                               8,667,748
                                                =========

     Notes Payable                              5,293,569
     Accounts Payable and Accrued Expenses        911,229
     Liabilities Subject to Compromise            636,404

     Total Liabilities                          6,841,202
                                                =========


     Included above are Intercompany receivables of $50,000. Intercompany Payables of $227,374. Investment in a subsidiary of $50,000.

     Revenues, net of cost of sales             $ 653,831
     Operating Expenses                           244,708
     Interest                                     541,310
     Loss of unconsolidated subsidiary            191,180

     Net Loss                                    (323,367)
                                                =========


NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE
         ---------------------------------

     As a result of the Operating Subsidiary's bankruptcy petition all then existing debts, liabilities and obligations of the subsidiary matured and became due and payable. All acts to collect these debts and liabilities were stayed. The pre-petition debt is reflected on the Company's Consolidated Balance Sheet as Liabilities Subject to Compromise. At September 30, 2000 the Liabilities Subject to Compromise consist of the following:

     Accounts Payable                            $107,880
     Accrued Interest Payable                     101,150
     Notes Payable                                200,000
     Intercompany Account Payable                 227,374
                                                 --------
                                                 $636,404
                                                 ========

     The Intercompany Account Payable is eliminated on the Company's Consolidated Balance Sheet leaving the balance of $409,030 shown on the Consolidated Balance Sheet.


NOTE 5 - RELATED PARTY TRANSACTIONS
         --------------------------

     Currently the Company has an informal agreement with Maumelle, Enterprise, Inc. (Maumelle). A business owned by an officer of the company, to provide management, sales and administrative services for the Company Under this informal agreement payment to Maumelle for such services depends upon the actual services rendered in a given month and the current liquidity of the Company.

     During the fiscal year ended September 30, 2000, the Company paid Maumelle a total of $75,115 and owes $66,329 for fees due for fiscal year 2000. As of September 30, 1999, a balance of $33,463 was overpaid and due back from Maumelle. This was paid back by Maumelle assuming a $31,000 debt and making a payment of $3,000.

     The Company is subleasing office space from DeHaven, Todd & Co., in which a principal stockholder and officer of the company is a partner. The monthly lease payment began on October 1, 1995 and expired September 30, 1998 and has been continued on a month by month basis.

NOTE 6 - MORTGAGE IN DEFAULT
         -------------------

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

     As of September 30, 2000, the principal balance due was $3,395,189, and the company was in arrears on its $101,591 payment since July 1, 1998. The Company did not pay the Mortgage on its maturity date. Accrued interest through September 30, 2000 is approximately $849,050. The receiver for the Resure, Inc. liquidation has filed suit against the Company seeking judgment in the sum of $5.5 million for amounts due under the promissory note and a developers fee as per a settlement agreement dated September 30, 1997. The mortgage is secured by 701.3 acres of land in Maumelle, Arkansas, with cost basis of $3.473 million.

     Management had been in discussion with the Resure, Inc. receiver to make settlement arrangements and had reached an agreement. Under the agreement a payment of the principal and accrued interest due under the promissory note, approximately $3.99 million would satisfy the mortgage and developers fee. The Company was unable to pay the settlement amount by the payment date specified in the agreement.

     Under the plan of reorganization filed by the Company's subsidiary the amount to be paid to Resure is previously agreed upon settlement amount of $3.99 million. Resure has objected to the plan. Resure is taking the position that the failure to pay the settlement amount by the stated
     closing date has voided the settlement agreement.   Resure is asking for
     payment of the full amount of principal and accrued interest as well as the $2 million developers fee. Additionally, Resure states that approximately $309,000 of the developers fee should have been paid in connection with previous property sales according to the terms of the previous agreement.

     Additionally, the Company is currently in default on $6,717,740 of unsecured short term notes which matured on various dates from November 1999 through September 2000 and an unsecured note for $200,000 which was due January 6, 1996 and the debt due to Bank of Little Rock has matured and not been paid or extended.


NOTE 7 - EXECUTIVE EMPLOYMENT AGREEMENT
         ------------------------------

     The Company has a five-year written agreement with an individual to perform the duties of President. Under the agreement, which became effective on October 1, 1995, he is to be compensated at a rate of $20,000. per month. The agreement expired on September 30, 2000 and has not been renewed or extended pending improvement of the Company's financial position. The Company is not a party to any other employment agreements.

NOTE 8 - NOTES PAYABLE
         -------------

     Notes payable consist of the following:

     Note Payable - Bank of Little Rock
                        Secured Line of Credit, 11.00% per annum;
                        secured by 11 acres Maumelle, AR
                        maturing January 10, 2001                                                     $  399,524

     Note Payable - Bank of Little Rock
                        Secured Note, 11.00% per annum;
                        secured by 11 acres Maumelle, AR
                        maturing January 10, 2001                                                        200,913

     Note Payable - First Arkansas Valley Bank
                        Secured Note, 10.50% per annum;
                        secured by 332 acres residential land Maumelle, AR
                        maturing October 14, 2000;  subsequently renewed
                        in the amount of $995,000 until October 14, 2001                               1,295,000

     Note Payable - Davister
                        Unsecured Note, 9% per annum;
                        matured January 6, 1996                                                          200,000

     Notes Payable - Various
                        Unsecured notes, interest from 10.90% to 14.00%
                        with maturities not in excess of nine months all of
                        which are currently in default,                                               6,720,683

     Note Payable - Resure Mortgage
                        Secured 10% per annum due October 1, 1999
                        secured by 701 acres residential land Maumelle, AR
                        payable with quarterly payments beginning
                        1/1/98 for $101,591; mortgage is delinquent                                  3,395,189

                        Total Current Maturities                                                    12,211,309
                                                                                                    ----------

                        Total Non-Current Maturities                                                         -

                        Total Notes Payable                                                         12,211,309
                                                                                                    ==========

     The company has not obtained extensions on many of the notes and mortgages
     payable that have become due and are in default.   The two secured notes to
     Bank of Little Rock matured on January 10, 2001. At the time of this report they have not been paid or extended. The categorization between current and non current was based on the original maturity date.


NOTE 9 - EQUITY TRANSACTIONS
         -------------------

     During the year 140,000 shares of common stock, which had been previously issued were released from escrow. Due to the uncertainty of the consideration and the anti-dilutive effects, the shares were not considered as issued and outstanding for financial statement purposes until released from escrow. The shares were valued at $35,000.

NOTE 10 - UNCONSOLIDATED SUBSIDIARIES
          ---------------------------

     The Company holds a 35.16% interest in TradeArk Properties, LLC. The investment in TradeArk is accounted for under the equity method. The Company reports its proportionate share of the investments operating income or loss and increasing or decreasing the carrying value of the investment accordingly. In the case of TradeArk, the company also decreased its carrying value by the amount of the unrecognized land sales profit in accordance with SFAS 66 . This difference between the carrying value of the investment and the underlying equity in the investment will be accounted for as the assets of TradeArk are sold or otherwise disposed. The amount of unrecognized land sales profit was $1,577,312. During the fiscal year ended September 30, 2000 TradeArk sold property with a basis of $450,000. Under the provisions of SFAS 66 the Company recognized $85,517 of previously unrecognized land sales profit, leaving a balance of $1,491,795 for future periods.

     At September 30, 2000, TradeArk holds Real Estate valued at $7,850,000, viatical contracts valued at $8,300,000 and other assets of $158,673. TradeArk liabilities include a mortgage of $3,726,148 and other liabilities of $616,345. Members Equity is $11,966,180. Operating loss for the 12 months ended September 30, 2000 was $611,242.

NOTE 11 - NOTE RECEIVABLE
          ---------------

     The Company, upon review decided to value this note at zero. At the time of the write off the note had a principal balance of $144,000 with accrued interest receivable of $38.847. Of the amount, $17,048 had been previously recognized as interest income in the current year. Interest income was reduced by this amount.

    EXHIBITS

    The following Exhibits are filed as part of this Report. (Exhibits numbers correspond to the exhibits required by Item 601 of Regulation S-B for an annual report on Form 10-KSB,

11.  Statement of Computation of Per Share Earnings.

23.  Consent of Joel S. Baum P.A.

27.  Financial Data Schedule

     See Financial Statements starting at F-1, To F-12.

(b) REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 2000.

     During the last quarter of the Company's fiscal year ended September 30, 2000, the Company filed a Current Report on Form 8-K dated July 28, 2000, reporting the Company's wholly-owned subsidiary, Capitol Development of Arkansas, Inc., filed for Chapter 11 with the United States Bankruptcy Court, Eastern District of Arkansas.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                CAPITOL COMMUNITIES CORPORATION




Date: January 12, 2001             By: /s/ Michael G. Todd
                                    Michael G. Todd, Chairman,
                                    President and Chief
                                    Executive Officer