Form 10QSB
period 2000-12-31
CAPITOL COMMUNITIES CORP
filed 2001-02-16
CIK 915636

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

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

      The following officers, directors, and beneficial owners of 10% or more of the Company's Common Stock were delinquent in filing an Annual Statement of Changes in Beneficial Ownership on Form 5: Michael G. Todd and David R. Paes.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock ($.01 Par Value)       4,230,361
     (Title of Class)               Shares Outstanding as of February 14, 2001

Transitional Small Business Disclosure Format: [_] YES [X] NO

                        CAPITOL COMMUNITIES CORPORATION
                                  Form 10-QSB
                        QUARTER ENDED December 31, 2000

 TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
              (Unaudited)....................................................   3
              Consolidated Balance Sheet
                 December 31, 2000...........................................   3
              Consolidated Statement of Cash Flows
                 For the Three Months Ended December 31, 2000 and 1999.......   4
              Consolidated Statement of Operations
                 For the Three Months ended December 31, 2000 and 1999.......   5
              Consolidated Statement of Stockholders' Equity
                 For the Three Months ended December 31, 2000................   6
              Notes to Consolidated Financial Statements December 31, 2000...   7
Item 2. Management's Discussion And Analysis or Plan of Operation............  10

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings....................................................  14

Item 3. Defaults Upon Senior Securities......................................  16

Item 6. Exhibits and Reports on Form 8-K.....................................  16

              Signatures.....................................................  16

                         Capitol Communities Corporation
                           Consolidated Balance Sheet
                                December 31, 2000

                                    UNAUDITED
Current Assets
       Cash in Bank                                                          $       89,283
       Accounts Receivable                                                            1,587
       Prepaid Assets                                                                   736
                                                                            ----------------
                 Total Current Assets                                                91,606

Plant property and equipment
       Furniture and Equipment, net of accumulated depreciation of $8,361             7,898


Other Assets
       Land and Real Estate Holdings                                              5,367,788
       Investment in Trade Ark Properties                                         2,689,478
                                                                            ----------------
                 Total Other Assets                                               8,057,266

                 Total Assets                                                $    8,156,770
                                                                            ================

Current Liabilities
       Notes Payable                                                             11,710,537
       Accounts Payable & Accrued Expenses                                        2,170,702
                                                                            ----------------
                 Total Current Liabilities                                       13,881,239

Non Current Liabilities                                                                   -

Liabilities of Subsidiary Subject to Compromise                                     385,771
                                                                            ----------------

                 Total Liabilities                                               14,267,010

Shareholders' Equity

       Preferred stock-$.01 par value, none issued                                        -
       Common Stock-$.01 par value, 40,000,000 shares authorized                     77,700
                 7,770,050 shares outstanding
       Additional Paid in Capital                                                 7,504,513
       Treasury Stock                                                            (4,795,852)
       Accumulated Deficit                                                       (8,896,601)
                                                                            ----------------

                 Total Shareholders' Equity                                      (6,110,240)

                 Total Liabilities and
                 Shareholders' Equity                                        $    8,156,770
                                                                            ================

                        Capitol Communities Corporation
                           Statements of Cash Flows
             For the Three Months Ended December 31, 2000 and 1999

                                   UNAUDITED


                                                                            2000                 1999
                                                                            ----                 ----
Cash Flows from Operating Activities:
     Net Loss                                                             $ (476,486)          $ (873,685)
     Amortization                                                                  -              317,613
     Depreciation                                                                545                1,831
     Adjustments to Reconcile Income
     to Net Cash Used for operating Activities
           (Increase) Decrease in Receivables                                  4,188                 (297)
           (Increase) Decrease in Real Estate Holdings                             -                 (425)
           (Increase) Decrease in Investments                                 49,333               52,695
           (Increase) Decrease in PrePaid Assets                                 547               (1,502)
            Increase (Decrease) in Accrued Expenses                          325,735              169,265
            Liabilities Subject to Compromise                                (23,259)                   -
                                                                      -----------------    -----------------

     Net Cash Used for Operations                                           (119,397)            (334,505)



Cash Flows from Investing Activities:
     Collections of Notes Receivable                                         457,520              347,000
     Increase (decrease) in loan fees                                              -             (220,707)
                                                                      -----------------    -----------------

     Net Cash used in Investing Activities:                                  457,520              126,293


Cash Flows from Financing Activities:
     Increase in Notes Payable                                                                     20,000
     Payment of Notes Payable                                               (300,772)            (497,836)
                                                                      -----------------    -----------------

     Net Cash used in Financing Activities:                                 (300,772)            (477,836)


Net Increase (Decrease) in Cash                                               37,351             (686,048)

Beginning Cash                                                                51,932              864,381

Ending Cash                                                               $   89,283           $  178,333
                                                                      =================    =================


Supplemental Information:
Operating cash flows from reorganization items:
     Quarterly Trustee fee paid in connection
     with the Chapter 11 proceeding, included in net cash used
     in operating activities                                                    (500)



                        Capitol Communities Corporation
                     Consolidated Statements of Operations
             For the Three months Ended December 31, 2000 and 1999

                                    UNAUDITED

                                                     2000                1999
Revenues:
       Sales                                           $0                  $0
       Miscellaneous Income                             -                 525
       Cost of Sales                                    -                   -
                                               ----------        ------------

Gross Profit                                           $0                $525

Operating Expenses:
       General & Administrative

       Expenses                                   109,670             528,557
                                               ----------        ------------

Net Income (Loss) Before

       Interest Income                           (109,670)           (528,032)

Operations of Unconsolidated Investments          (49,333)            (52,695)
Interest Income                                       540               7,186
Interest Expense                                 (318,023)           (300,144)
                                               ----------        ------------

Net Income (Loss) from continuing operations    ($476,486)          ($873,685)


Net Income (Loss)                               ($476,486)          ($873,685)
                                               ==========        ============

Basic Earnings (Loss) per share                    (0.113)             (0.214)
                                               ==========        ============

Weighted average shares outstanding:            4,230,361           4,090,361
                                               ==========        ============

                        Capitol Communities Corporation
                 Statement of Changes in Stockholder's Equity
                 For the Three Months Ended December 31, 2000
                                   Unaudited

                                               Common          Additional          Treasury          Retained
                               Shares           Stock        Paid in Capital         Stock            Earnings
-------------------------------------------------------------------------------------------------------------------
Balance at 9/30/00            7,770,050       $ 77,700        $ 7,504,513         $(4,795,851)      $(8,420,115)

Additional Stock
  Issued

Net Income (Loss) for
the Period Ended 12/31/00                                                                                (476,486)

Balance at 12/31/00           7,770,050       $ 77,700        $ 7,504,513         $(4,795,851)      $(8,896,601)

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES
        -------------------------------

     Background
     ----------

     The consolidated balance sheet at December 31, 2000 and the related statements of operations and cash flows for the three month period ended December 31, 2000, include the accounts of Capitol Communities Corporation and its wholly owned subsidiaries and are unaudited.

     All inter-company accounts and transactions have been eliminated in consolidation.

     These unaudited interim consolidated financial statements should be read in conjunction with the September 30, 2000 fiscal year end financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

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


     Earnings/Loss Per Share
     -----------------------

     Primary earnings per common share are computed by dividing the net income
     (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the three months ended December 31, 2000 and 1999 were 4,230,361 and 4,090,361, respectively.

NOTE 2 -GOING CONCERN CONSIDERATIONS
        ----------------------------

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

     On November 16, 2000, the Operating Subsidiary filed a Disclosure Statement and a Plan of Reorganization (the "Plan") with the Bankruptcy Court to satisfy its existing debts. The Plan has been presented to creditors for acceptance or rejection. As of the date of this Report, the Bankruptcy Court had scheduled a hearing to consider confirmation o f the Plan. This hearing was scheduled for February 21, 2001, but has been continued. The specific hearing date has not been scheduled. The Bankruptcy Court has approved the Operating Subsidiary s Disclosure Statement.

     On December 7, 2000, Nathaniel S. Shapo, the Director of Insurance for the State of Illinois, in his capacity as Liquidator ( Liquidator ) of Resure, Inc. ( Resure ), filed a Motion to Dismiss (the Operating Subsidiary's petition for bankruptcy), or in the alternative, Motion for the Appointment of a Trustee. This motion is scheduled for hearing simultaneously with the hearing for confirmation of the plan.

     If the Plan is not confirmed, the Operating Subsidiary may be forced into Chapter 7, at which point the Operating Subsidiary would be forced to liquidate its assets to meet the obligations of the secured creditors and if any funds are available thereafter to meet the obligations of the unsecured creditors.

     There can be no assurance the plan will be approved, or if approved it may not be approved under the terms submitted. Accordingly the Company has continued to accrue interest on the Resure debt and all other debt. The company has not adjusted the carrying value of its real estate assets. In all cases the amount of secured debt exceeds the carrying value of the land.

PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)
         --------------------------------


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements
--------------------------

     In addition to historical information, this Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 2 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to, (1) reorganize under Chapter 11, its wholly-owned subsidiary which controls substantially all of the Company's assets, (2) cure its current severe liquidity problems and (3) to raise sufficient capital to overcome uncertainties regarding the availability of sufficient liquidity to continue operations. If the Company cannot reorganize its current debt, the Company's status as a viable going concern will remain in doubt. There can be no assurance that the Reorganization Plan (the "Plan") filed with the United States Bankruptcy Court on November 16, 2000 will be approved or that Company will be able to raise sufficient capital to cure its liquidity problems and pursue the business objectives discussed herein. Capitol Communities Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the "SEC"), including without limitation those identified in the "Risk Factors" section of the Company's Registration Statement filed with the SEC in September 1996 on Form 10-SB.

     The the following discussion should be read in conjunction with the unaudited financial statements appearing in Item 1, of this Part 1 ("the Financial Statements"), and the information provided later in Item 2, of this Report. As noted below, the Company needs to reorganize its defaulted debt and raise additional capital to overcome its present illiquidity and commence significant operations.

Financial Condition
-------------------

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

     Change in Financial Condition Since the End of Last Fiscal Year.   At
     ----------------------------------------------------------------
December 31, 2000, the Company had total assets of $8,156,770, a decrease of $474,782 or 5.50% of the Company's total assets, as of the Company's fiscal year end of September 30, 1999. The Company had cash of $89,283 December 31, 2000 compared to $51,932 at September 30, 1999, a increase of $37,351.

     The current portion of Notes Receivable decreased from $457,520 on September 30, 2000 by $457,520 to zero on December 31, 2000.

     The carrying value of the Company's real estate holdings remained unchanged during the three months at $5,537,788. The Company's investment in Trade Ark, decreased from $2,738,811 to $2,689,478 reflecting the Company's portion of the net loss by Trade Ark, which is accounted for by the equity method.

     Total liabilities of the Company at December 31, 2000 were $14,267,010, an increase of $1,704 from the September 30, 2000 total of $14,265,306. The current liability for notes payable decreased by $300,772 during the three months, from $12,011,309 to $11,710,537. This resulted primarily from the payment of a $300,000 release payment to First Arkansas Valley Bank.

     Accounts payable and accrued expenses increased by $325,735. At September 30, 2000 the liability for accounts payable and accrued expenses totaled $1,844,967. At December 31, 2000 the balance was $2,170,702. Accrued Interest Payable increased by $279,133 from $1,349,450 at September 30, 1999 to $1,628,583 at December 31, 2000. Accrued real estate taxes payable decreased from the September 30, 2000 balance of $22,958 to a balance of $9,856, an decrease of $13,102 as of December 31, 2000.

     Shareholders' Equity decreased by $476,486. The decrease results entirely from the operating loss of $476,486 for the three month period ending December 31, 2000. During the period from September 30, 2000 to December 31, 2000 the Company did not have any capital transactions.

Results of Operations
---------------------

     Comparison of the Three Months Ended December 31, 2000 to the Three Months
     --------------------------------------------------------------------------
Ended December 31, 1999  For the three months ended December 31, 2000 the
-----------------------
Company experienced a net loss of $476,486 compared with a loss of $873,685 for the three months ended December 31, 1999. While there were no sales from continuing operations during both periods, general and administrative expenses decreased by $418,887 from $528,557 to $109,670, and interest expense increased by $17,879, from $300,144 to $318,023 resulting in the decrease in net loss.

          General and administrative expenses decreased from $109,670 for the three months ended December 31, 2000 from $528,557 for the three months ended December 31, 1999. Management fees totaled $26,719 for the three months ended December 31, 2000, a decrease of $9,460 from the $36,179 expense for the three months ended December 31, 1999. Consulting fees of $46,828 for the three months ended December 31, 1999 decreased to zero for the three months ended December 31, 2000. The major cause of the decrease in general and administrative expenses was a result Amortization expense which decreased by $317,613 from $317,613 for the three months ending December 31, 1999 to zero for the three months ended December 31, 2000.

     Interest income decreased from $7,186 for the three months ended December 31, 1999 to $540 for the three month period ended December 31, 2000.

     Interest expense increased by $17,879 from $300,144 for the three months ended December 31, 1999 to $318,023 for the three months ended December 31, 2000.

     The operating loss recorded for unconsolidated subsidiaries accounted for under the Equity method totaled $49,332 for the three months ended December 31, 2000 compared to a loss $52,695. for the three months ended December 31, 1999, an improvement of $3,362.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents amount to $89,283 or 1.10% of total assets at December 31,2000, as compared with $51,932 at September 30, 1999. The Company's liquidity position at December 31, 2000, is not adequate to meet the Company's liquidity requirements. As of December 31, 2000, the Company has approximately $10,115,100 in defaulted debt, and $600,437 in short-term debt due within the next six months. All of the defaulted debts, except for $6,717,740 in short-term promissory notes ("Bridge Notes") discussed below, are pre-petition obligations and collection is stayed under the Operating Subsidiary's bankruptcy petition.

     As of the date of this Report, the Operating Subsidiary has been in default on a note from Resure Inc. (the "Resure Note"), in the amount of $3,500,000 plus interest, since July 1, 1998. On April 19, 1999, a foreclosure action was instituted by the Resure Liquidator against the Operating

Subsidiary in the Chancery Court of Pulaski County, Arkansas seeking to foreclose on approximately 701 acres of residential land in Maumelle, Arkansas (the " Maumelle Property") that secures the Resure Note and Developer's Fees. On March 24, 2000, the Chancery Court approved a settlement whereas the Operating Subsidiary would pay a cash payment of $3,987,353,95 for a full release of all claims by Resure against the Operating Subsidiary (the "2000 Settlement Agreement"). The settlement payment was due not later than April 24, 2000. The Operating Subsidiary did not meet this payment and filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on July 21, 2000. This pre-petition obligation is stayed under the Operating Subsidiary's bankruptcy petition. Management believes the 2000 Settlement Agreement with Resure is in effect, and the balance owing on the Resure Note is $3,987,353 in principal and interest, as of December 31, 2000. If the 2000 Settlement is found not to be in effect, the balance owing on the Resure Note is $4,329,816, as of December 31, 2000. Collection on this pre-petition debt is stayed under the Operating Subsidiary's bankruptcy petition. See Part II, ITEM 1, "LEGAL PROCEEDINGS."

     An unsecured note to Davister Corp. (the "Davister Note") in the amount of $200,000 has matured, and collection on this pre-petition obligation is stayed under the Operating Subsidiary's bankruptcy petition.

     Subsequent to December 31, 2000, the Bank of Little Rock line of credit in the amount of $400,000 and a line of credit in the amount of $200,000 matured on January 11, 2001. Although the Company did not meet its obligations under these lines of credit, collection on these debts is stayed under the Operating Subsidiary's bankruptcy petition.

     As of December 31, 2000, the Company has borrowed $6,717,740 from private sources, (the "Bridge Loans"). All of these Bridge Loans have matured and are in default. The Bridge Loans are unsecured, however the Company provided a guarantee bond through New England International Surety Inc. (the "Surety") to the Bridge Note holders. However, management has been notified by the Surety that it has been served with a class action suit in federal court. As such, even though the Company has defaulted on the Bridge Notes, the Surety will not be able to make interest or principal payments to the noteholders until the action is settled.

      As of December 31, 2000, the Company owes $995,000 in principal and interest to the First Arkansas Bank. This line of credit matures on October 14, 2001. However, collection on this pre-petition debt is stayed under the Operating Subsidiary's bankruptcy petition.

     The Company's current liquidity problems prevents the Company from conducting any meaningful business activities other than selling assets from the Maumelle Property. Although management anticipates utilizing all or a portion of the Maumelle Property to satisfy the financial requirements of the Plan filed with the Bankruptcy Court, if approved by the court, and/or raise equity, there can be no assurance that the Bankruptcy Court will approve the Operating Subsidiary's Plan or that the Company will be able to raise sufficient capital to meet its financial requirements and cure the Company's liquidity problems.
If the Company cannot restructure its current debt, the Company's status as a viable going business concern will be doubtful. See Part II, ITEM 1, "LEGAL PROCEEDINGS."

     The Company presently has listed for sale approximately 188 acres of single-family lots of the Maumelle Property for a price of between $25,000 to $30,000 per acre. In addition, to facilitate the development and sale of single-family and multi-family lots, the Operating Subsidiary intends to form improvement districts, which will issue bonds and the proceeds of the sale of such bonds will be used to construct roads, utilities and other infrastructure improvements to the land necessary to enhance the sale of the lots to builders and/or developers. The Operating Subsidiary is continuing to solicit buyers for its Maumelle Property in order to reduce its current debt and for working capital.

     The Company is also exploring opportunities to develop and sell portions of its Maumelle Property with joint venture partners.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

     Subsequent to the Company's fiscal year-end, on November 16, 2000, the Operating Subsidiary filed a Disclosure Statement and Plan of Reorganization with the Bankruptcy Court to satisfy its existing debts. The Plan will be presented to creditors for acceptance or rejection. Although at least two-thirds of each impaired class of creditors and more than one-half in number of the allowed claims of the class members entitled to accept or reject the Plan have to vote to accept it; the Bankruptcy Court may confirm the Plan if at least one of the impaired classes votes for it and the Bankruptcy Court finds the Plan does not discriminate unfairly. If the Plan is confirmed, all creditors listed in the petition will be bound by the terms and conditions set forth in the Plan. If the Plan is rejected, the Operating Subsidiary may be forced into Chapter 7, at which point the Operating Subsidiary will be forced to liquidate its assets to meet the obligations of the secured creditors and if any funds are available thereafter to meet the obligations of the unsecured creditors.

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

     Under the Plan, the Operating Subsidiary proposes to satisfy in full all outstanding amounts due to its creditors, but will modify the payment schedule and due dates. The Plan also proposes for the early release of certain portions of the Maumelle Property used to secure credit lines and loans; provided minimum amounts of principal are paid on such liens prior to the release. See ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - - LIQUIDITY AND CAPITAL RESOURCES-Indebtedness and Other Liquidity Requirements."

     Upon filing the voluntary petition for bankruptcy relief under Chapter 11, the foreclosure action instituted by the Liquidator for Resure on April 19, 2000 against the Operating Subsidiary was stayed. The foreclosure action was filed in the Chancery Court of Pulaski County, Arkansas (the "Resure lawsuit"). The Resure Liquidator is seeking to foreclose on approximately 701 acres of residential land of the Maumelle Property securing the $3,500,000 Resure Note, which is currently in default. The action also seeks $2,000,000 in Development Fees the Liquidator claims the Operating Subsidiary owes under the terms and conditions of the September 30, 1997, Settlement Agreement, which is secured by the same 701 acres as the Resure Note. On May 28, 1999, the Operating Subsidiary filed an answer, generally denying the claims.

     A settlement agreement was entered between the Operating Subsidiary and Resure and on March 24, 2000, the Chancery Court approved the settlement (the 2000 Settlement Agreement"). Under the 2000 Settlement Agreement, the Operating Subsidiary would pay a cash payment of $3,987,353.95 for a full release of all claims by Resure against the Operating Subsidiary. The settlement payment was due not later than April 24, 2000; however, the Operating Subsidiary has not made this payment and Resure filed a Motion for Summary Judgement in the foreclosure action on July 13, 2000. The Operating Subsidiary's July 21, 2000, petition for bankruptcy stayed this action.

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

     The Bankruptcy Court scheduled a hearing for February 21, 2001 to consider confirmation of the Operating Subsidiary's Plan, but the hearing was continued and the date for a new hearing is pending.

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


                               CAPITOL COMMUNITIES CORPORATION


Date: February 16, 2001                 By: /s/ Michael G. Todd
                                        Michael G. Todd, Chairman,
                                        President and Chief Executive Officer

Date: February 16, 2001                 By: /s/ David Paes
                                        Treasurer and Vice President