Form 10QSB
period 2001-03-31
CAPITOL COMMUNITIES CORP
filed 2001-05-11
CIK 915636

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock ($.01 Par Value)       4,230,361
      (Title of Class)              Shares Outstanding as of April 30, 2001

Transitional Small Business Disclosure Format: [ ] YES [X] NO

                        CAPITOL COMMUNITIES CORPORATION
                                  Form 10-QSB
                         QUARTER ENDED March 31, 2001

TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.   Financial  Statements
          (Unaudited)...............................................        3
          Consolidated Balance Sheet
            March 31, 2001..........................................        4
          Consolidated Statement of Cash Flows
            For the Six Months Ended March 31, 2001 and 2000........        5
          Consolidated Statement of Operations
            For the Six Months ended March 31, 2001 and 2000........        6
          Consolidated Statement of Operations
            For the Three Months ended March 31, 2001 and 2000......        7
          Consolidated Statement of Stockholders' Equity
            For the Six Months ended March 31, 2001.................        8
          Notes to Consolidated Financial Statements
            March 31, 2001..........................................        9

Item 2.   Management's Discussion And Analysis or Plan of
            Operation...............................................       12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.........................................       17

Item 3.   Defaults Upon Senior Securities...........................       19

Item 6.   Exhibits and Reports on Form 8-K..........................       19

          Signatures................................................       19

PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)
         --------------------------------

                        Capital Communities Corporation
                          Consolidated Balance Sheet
                                March 31, 2001

                                   UNAUDITED

                                                             March 31,         September 30,
                                                                2001                2000
Current Assets
       Cash in Bank                                         $    40,467         $    51,932
       Accounts Receivable                                        4,503               5,775
       Notes Receivable-current                                                     457,520
       Prepaid Assets                                                 -               1,283
                                                            -----------         -----------
                Total Current Assets                             44,970             516,510

Plant property and equipment
       Furniture and Equipment, net of accumulated
         depreciation of $8,906                                   7,353               8,443

Other Assets
       Land and Real Estate Holdings                          5,367,788           5,367,788
       Investment in Trade Ark Properties                     2,664,501           2,738,811
       Loan origination costs                                         -                   -
       Notes Receivable-non current                                   -                   -
                                                            -----------         -----------
                Total Other Assets                            8,032,289           8,106,599

                Total Assets                                $ 8,084,612         $ 8,631,552
                                                            ===========         ===========

Current Liabilities
       Notes Payable                                         11,710,254          12,011,309
       Accounts Payable & Accrued Expenses                    2,535,260           1,844,967
                                                            -----------         -----------
                Total Current Liabilities                    14,245,514          13,856,276

Non Current Liabilities                                               -                   -

Liabilities of Subsidiary Subject to Compromise                 384,265             409,030
                                                            -----------         -----------
                Total Liabilities                            14,629,779          14,265,306

Shareholders' Equity

       Preferred stock-$.01 par value, none issued                    -                   -
       Common Stock-$.01 par value, 40,000,000 shares
         authorized 7,770,050 shares outstanding                 77,700              77,700
       Additional Paid in Capital                             7,504,513           7,504,513
       Treasury Stock                                        (4,795,852)         (4,795,852)
       Accumulated Deficit                                   (9,331,528)         (8,420,115)
                                                            -----------         -----------
                Total Shareholders' Equity                   (6,545,167)         (5,633,754)

                Total Liabilities and
                Shareholders' Equity                        $ 8,084,612         $ 8,631,552
                                                            ===========         ===========

                                                            $         0         $         0

                        Capitol Communities Corporation
                           Statements of Cash Flows
               For the Six Months Ended March 31, 2001 and 2000

                                   UNAUDITED

                                                                          2001            2000
                                                                          ----            ----
Cash Flows from Operating Activities:
       Net Loss                                                        $(911,413)     $(1,686,219)
       Amortization                                                            -          581,080
       Depreciation                                                        1,090            3,662
       Adjustments to Reconcile Income
       to Net Cash Used for operating Activities
            (Increase) Decrease in Receivables                             1,272           (5,406)
            (Increase) Decrease in Real Estate Holdings                                      (425)
            (Increase) Decrease in Investments                            74,310          107,695
            (Increase) Decrease in PrePaid Assets                          1,283             (305)
            Increase (Decrease) in Accrued Expenses                      690,293          357,308
            Liabilities Subject to Compromise                            (24,765)
            Other                                                                              20
                                                                       ----------     ------------

       Net Cash Used for Operations                                     (167,930)        (642,590)

Cash Flows from Financing Activities:
       Collections of Notes Receivable                                   457,520          359,000
       Increase (decrease) in loan fees                                                  (203,589)
                                                                       ----------     ------------
       Net Cash Provided (Used) in Financing Activities                  457,520          155,411

Cash Flows from Investing Activities:
       Increase in Notes Payable                                                          232,053
       Payment of Notes Payable                                         (301,055)        (564,936)
                                                                       ----------     ------------

       Net Cash Provided (Used) in Investing Activities                 (301,055)        (332,883)

Net Increase (Decrease) in Cash                                          (11,465)        (820,062)

Beginning Cash                                                            51,932          864,381
                                                                       ----------     ------------

Ending Cash                                                            $  40,467      $    44,319
                                                                       ==========     ============

                        Capitol Communities Corporation
                     Consolidated Statements of Operations
               For the Six months Ended March 31, 2001 and 2000

                                   UNAUDITED

                                                                        2001                 2000
Revenues:
       Sales                                                         $        0          $          0
       Miscellaneous Income                                               6,437                   525
       Recognition of Deferred Land Sale Profit                         118,726
       Cost of Sales                                                          -                     -
                                                                     -----------         -------------

Gross Profit                                                         $  125,163          $        525

Operating Expenses:
       General & Administrative
       Expenses                                                         221,744               989,878
                                                                     -----------         -------------

Net Income (Loss) Before
       Interest Income/Expense                                          (96,581)             (989,353)

Operations of Unconsolidated Investments                               (193,036)             (107,695)
Interest Income                                                             973                11,932
Interest Expense                                                       (622,769)             (601,103)
                                                                     -----------         -------------

Net Income (Loss) from continuing operations                          ($911,413)          ($1,686,219)

Net Income (Loss) from discontinued operations                                -                     -

Provision for Income Taxes                                                    -                     -

Net Income (Loss)                                                     ($911,413)          ($1,686,219)
                                                                     ===========         =============

Net Income (Loss) per share                                              (0.215)               (0.411)
                                                                     ===========         =============

Weighted average shares outstanding:                                  4,230,361             4,098,558
                                                                     ===========         =============

                        Capitol Communities Corporation
                     Consolidated Statements of Operations
              For the Three months Ended March 31, 2001 and 2000

                                   UNAUDITED

                                                            2001                  2000
Revenues:
       Sales                                             $        0            $        0
       Miscellaneous                                          6,437                   525
       Recognition of Deferred Land Sale Profit             118,726
       Cost of Sales                                              -                     -
                                                         -----------           -----------

Gross Profit                                             $  125,163            $      525

Operating Expenses:
       General & Administrative Expenses                    112,074               461,321
                                                         -----------           -----------

Net Income (Loss) Before
       Interest Income                                       13,089              (460,796)

Operations of Unconsolidated Investments                   (143,703)              (55,000)
Interest Income                                                 433                 4,746
Interest Expense                                           (304,746)             (300,959)
                                                         -----------           -----------

Net Income (Loss) from continuing operations              ($434,927)            ($812,009)

Net Income (Loss) from discontinued operations                    -                     -

Provision for Income Taxes                                        -                     -

Net Income (Loss)                                         ($434,927)            ($812,009)
                                                         ===========           ===========

Net Income (Loss) per share                                  (0.103)               (0.197)
                                                         ===========           ===========

Weighted average shares outstanding:                      4,230,361             4,128,823
                                                         ===========           ===========

                        Capitol Communities Corporation
                 Statement of Changes in Stockholder's Equity
                    For the Six Months Ended March 31, 2001
                                   Unaudited

                                            Common      Additional         Treasury        Retained             Total
                                Shares      Stock     Paid in Capital        Stock         Earnings            Equity
-----------------------------------------------------------------------------------------------------       ------------
Balance at 9/30/00             7,770,050    $77,700      $7,504,513      $(4,795,851)    $(8,420,115)       $(3,292,265)

Additional Stock
  Issued

Net Income (Loss) for
six months ending 3/31/2001                                                                 (911,413)


Balance at 3/31/01             7,770,050    $77,700      $7,504,513      $(4,795,851)    $(9,331,528)       $(6,545,166)

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES

     Background
     ----------

The consolidated balance sheet at March 31, 2001 and the related statements of operations and cash flows for the six month period ended March 31, 2001, include the accounts of Capitol Communities Corporation and its wholly owned subsidiaries and are unaudited.

All inter-company accounts and transactions have been eliminated in consolidation.

These unaudited interim consolidated financial statements should be read in conjunction with the September 30, 2000, fiscal year end financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

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

   Earnings/Loss Per Share
   -----------------------

Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the six months ended March 31, 2001 and 2000 were 4,230,361 and 4,098,558, respectively.

NOTE 2 -GOING CONCERN CONSIDERATIONS

The company has incurred significant losses from operations for the current year, has a substantial accumulated deficit, has non-productive assets and is highly illiquid. The Company is currently in default on a $3.4 million mortgage as well as $6,717,740 of short term unsecured debt. No claim for payment has been made for a $200,000 note due January 6, 1996. At the time of this report the debt due to Bank of Little Rock has matured and not been paid or extended. The debt due to First Arkansas Valley Bank had an interest payment due on January 14, 2001 which has not been paid. Management has begun implementation of plans to make the company more viable. The ultimate outcome of these plans can not be determined.

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

NOTE 3 -SUBSEQUENT EVENTS

On February 9, 2001, the Company submitted to the Bankruptcy Court a Motion to Sell Property Free and Clear of Liens and Claims. The motion pertained to an agreement with the Maumelle Water Management to sell approximately 3 acres of residential land in Maumelle, Arkansas for a price of $25,000 per acre. The terms of the sale were $75,000 cash at closing. On February 16, 2001 a creditor filed a limited objection to the Motion. On April 16, 2001 the Bankruptcy Court issued an approval of the Motion authorizing the sale.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements
--------------------------

     In addition to historical information, this Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 2 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to, (1) reorganize under Chapter 11, its wholly-owned subsidiary which controls substantially all of the Company's assets, (2) cure its current severe liquidity problems and (3) to raise sufficient capital to overcome uncertainties regarding the availability of sufficient liquidity to continue operations. If the Company cannot reorganize its current debt, the Company's status as a viable going concern will remain in doubt. There can be no assurance that the Reorganization Plan (the "Plan") filed with the United States Bankruptcy Court on November 16, 2000 will be approved or that Company will be able to raise sufficient capital to cure its liquidity problems and pursue the business objectives discussed herein. Capitol Communities Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the "SEC"), including without limitation those identified in the "Risk Factors" section of the Company's Registration Statement filed in September 1996 on Form 10-S and the Annual Reports on Form 10-KSB, filed with the SEC.

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

     Change in Financial Condition Since the End of Last Fiscal Year.  At March
     ----------------------------------------------------------------
31, 2001, the Company had total assets of $8,084,612, a decrease of $546,940 or 6.34% of the Company's total assets, as of the Company's fiscal year end of September 30, 2000. The Company had cash of $40,467 March 31, 2001 compared to $51,932 at September 30, 2000, a decrease of $11,465.

     The current portion of Notes Receivable decreased from $457,520 on September 30, 2000 by $457,520 to zero on March 31, 2001.

     The carrying value of the Company's real estate holdings remained unchanged during the six months at $5,367,788. The Company's investment in Trade Ark, decreased from $2,738,811 to $2,664,501 reflecting the Company's portion of the net loss by Trade Ark, which is accounted for by the equity method.

     Total liabilities of the Company at March 31, 2001 were $14,629,779, an increase of $364,473 from the September 30, 2000 total of $14,265,306. The current liability for notes payable decreased by $301,055 during the six months, from $12,011,309 to $11,710,254. This resulted primarily from a $300,000 release payment to First Arkansas Valley Bank.

     Accounts payable and accrued expenses increased by $690,293. At September 30, 2000 the liability for accounts payable and accrued expenses totaled $1,844,967. At March 31, 2001 the balance was $2,535,260. Accrued Interest Payable increased by $583,879 from $1,349,450 at September 30, 2000 to $1,933,329 at March 31, 2001. Accrued real estate taxes payable decreased from the September 30, 2000 balance of $22,958 to a balance of $12,395, a decrease of $10,563 as of March 31, 2001.

     Shareholders' Equity decreased by $911,413. The decrease results entirely from the operating loss of $911,413 for the six month period ending March 31, 2001. During the period from September 30, 2000 to March 31, 2001 the Company did not have any capital transactions.

Results of Operations
---------------------

     Comparison of the Six Months Ended March 31, 2001 to the Six  Months Ended
     --------------------------------------------------------------------------
March 31, 2000  For the six months ended March 31, 2001 the Company experienced
--------------
a net loss of $911,413 compared with a loss of $1,686,219 for the six months ended March 31, 2000. While sales from continuing operations remained unchanged at $0 for both periods, general and administrative expenses decreased by $768,134 from $989,878 for the six months ended March 31, 2000 to $221,744 for the six months ended March 31, 2001. Interest expense increased by $21,666, from $601,103 for the period ended March 31, 2000, to $622,769 for the period ended March 31, 2001, resulting in a decrease in net loss from continuing operations of $774,806.

     Sales remained at $0 for the six months ended March 31, 2001 and for the six months ended March 31, 2000.

     General and administrative expenses decreased to $221,744 for the six months ended March 31, 2001 from $989,878 for the six months ended March 31, 2000, a decrease of $768,134. Management fees totaled $51,725 for the six months ended March 31, 2001, a decrease of $20,634 from the $72,359 expense for the six months ended March 31, 2000. Consulting fees of $94,877 for the six months ended March 31, 2000 decreased to zero for the six months ended March 31, 2001. General and administrative expenses decreased during this period primarily due to amortization expense which decreased by $581,080 from $581,080 for the six months ending March 31, 2000 to zero for the three months ended March 31, 2001.

     Interest income decreased from $11,932 for the three months ended March 31, 2000 to $973 for the six month period ended March 31, 2001.

     Interest expense increased by $21,666 from $601,103 for the three months ended March 31, 2000 to $622,769 for the six months ended March 31, 2001.

     The operating loss recorded for unconsolidated subsidiaries accounted for under the Equity method totaled $193,036 for the six months ended March 31, 2001 compared to a loss $107,695. for the six months ended March 31, 2000. The Trade Ark investment comprised all of the Company's investment in unconsolidated subsidiaries. During the six months ended March 31, 2001, Trade Ark sold land with a basis of $624,750. The Company recognized $118,726 of previously unrecognized land sales profit as a result of this sale by Trade Ark.

       Comparison of the Three Months Ended March 31, 2001 to the Three Months
       -----------------------------------------------------------------------
Ended March 31, 2000  For the three months ended March 31, 2001, the Company
--------------------
experienced a net loss of $434,927 compared with a loss of $812,009 for the three months ended March 31, 2000 While there were no sales from continuing operations during both periods, general and administrative expenses decreased by $349,247 from $461,321 to $112,074, and interest expense increased by $3,787, from

$300,959 to $304,746 resulting in a decrease in net loss from continuing operations of $377,082.

     Sales remained at $0 for the three months ended March 31, 2001 and for the three months ended March 31, 2000.

     General and administrative expenses decreased to $112,074 for the three months ended March 31, 2001 from $461,231 for the three months ended March 31, 2000. Management fees totaled $25,006 for the three months ended March 31, 2001, a decrease of $11,174 from the $36,180 expense for the three months ended March 31, 2000. Consulting fees of $48,049 for the three months ended March 31, 2000 decreased to zero for the three months ended March 31, 2001.Another cause of the decrease in general and administrative expenses was a result Amortization expense which decreased by $263,467 from $263,467 for the three months ending March 31, 2000 to zero for the three months ended March 31, 2001. This was due to the costs associated with the short term unsecured Bridge Loans being fully amortized.

     Interest income decreased from $4,746 for the three months ended March 31, 2000 to $433 for the three month period ended March 31, 2001.

     Interest expense increased by $3,787 from $300,944 for the three months ended March 31, 2000 to $304,746 for the three months ended March 31, 2001.

     The operating loss recorded for unconsolidated subsidiaries accounted for under the Equity method totaled $143,703 for the three months ended March 31, 2001 compared to a loss $55,000. for the three months ended March 31, 2000. The Trade Ark investment comprised all of the Company's investment in unconsolidated subsidiaries. During the three months ended March 31, 2001, Trade Ark sold land with a basis of $624,750. The Company recognized $118,726 of previously unrecognized land sales profit as a result of this sale by Trade Ark.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents amount to $40,467 or 0.50% of total assets at March 31,2001, as compared with $51,932 at September 30, 2000. The Company's liquidity position at March 31, 2001, is not adequate to meet the Company's liquidity requirements. As of March 31, 2001, the Company has approximately $11,910,254 in defaulted debt. All of the defaulted debts, except for $6,717,740 in short-term promissory notes ("Bridge Notes") discussed below, are pre-petition obligations and collection is stayed under the Operating Subsidiary's bankruptcy petition.

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

The settlement payment was due not later than April 24, 2000. The Operating Subsidiary did not meet this payment and filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on July 21, 2000. This pre-petition obligation is stayed under the Operating Subsidiary's bankruptcy petition. Management believes the 2000 Settlement Agreement with Resure is in effect, and the balance owing on the Resure Note is $3,987,353 in principal and interest, as of March 30, 2001. If the 2000 Settlement is found not to be in effect, the balance owing on the Resure Note is $4,413,533, as of March 30, 2001. Collection on this pre-petition debt is stayed under the Operating Subsidiary's bankruptcy petition. See Part II, ITEM 1, "LEGAL PROCEEDINGS."

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

     As of March 30, 2001, the Company has borrowed $6,717,740 from private sources, (the "Bridge Loans"). All of these Bridge Loans have matured and are in default. The Bridge Loans are unsecured, however the Company provided a guarantee bond through New England International Surety Inc. (the "Surety") to the Bridge Note holders. However, management has been notified by the Surety that it has been served with a class action suit in federal court. As such, even though the Company has defaulted on the Bridge Notes, the Surety will not be able to make interest or principal payments to the noteholders until the action is settled. There can be no assurance that the action will be settled or even if it is, the Surety will be able to meet its obligations under the guarantee bond and pay the Bridge Note holders.

      As of March 30, 2001, the Company owes $995,000 in principal and interest to the First Arkansas Bank. This line of credit matures on October 14, 2001. However, collection on this pre-petition debt is stayed under the Operating Subsidiary's bankruptcy petition.

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

     Under the Plan, the Operating Subsidiary proposes to satisfy in full all outstanding amounts due to its creditors, but will modify the payment schedule and due dates. The Plan also proposes for the early release of certain portions of the Maumelle Property used to secure credit lines and loans; provided minimum amounts of principal are paid on such liens prior to the release. See ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - - Liquidity and Capital Resources."

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


                                CAPITOL COMMUNITIES CORPORATION


Date: May 10, 2001              By: /s/ Michael G. Todd
                                Michael G. Todd, Chairman,
                                President and Chief Executive  Officer

Date: May 10, 2001              By: /s/ David Paes
                                Treasurer and Vice President