Form 10QSB
period 2001-06-30
CAPITOL COMMUNITIES CORP
filed 2001-08-14
CIK 915636

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock ($.01 Par Value)       4,230,361
(Title of Class)                    Shares Outstanding as of August 6, 2001

Transitional Small Business Disclosure Format: [ ] YES [X] NO

                        CAPITOL COMMUNITIES CORPORATION
                                  Form 10-QSB
                          QUARTER ENDED June 30, 2001

TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
        (Unaudited)................................................................      3
        Consolidated Balance Sheet
          June 30, 2001............................................................      3
        Consolidated Statement of Cash Flows
          For the Nine Months Ended June 30, 2001 and 2000.........................      3
        Consolidated Statement of Operations
          For the Nine Months ended June 30, 2001 and 2000.........................      3
        Consolidated Statement of Operations
          For the Three Months ended June 30, 2001 and 2000........................      3
        Consolidated Statement of Stockholders' Equity
          For the Nine Months ended June 30, 2001..................................      3
        Notes to Consolidated Financial Statements June 30, 2001...................      3

Item 2. Management's Discussion And Analysis or Plan of Operation..................      3

PART II.  OTHER INFORMATION........................................................      8

Item 1. Legal Proceedings..........................................................      8

Item 3. Defaults Upon Senior Securities............................................     10

Item 6. Exhibits and Reports on Form 8-K...........................................     10

        Signatures.................................................................     11

PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)
         --------------------------------


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements
--------------------------

     In addition to historical information, this Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Litigation Reform
Act of 1995.   Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 2 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to: (1) reorganize under Chapter 11, its wholly-owned subsidiary which controls substantially all of the Company's assets, (2) cure its current severe liquidity problems, and (3) to raise sufficient capital to overcome uncertainties regarding the availability of sufficient liquidity to continue operations. If the Company cannot reorganize its current debt, the Company's status as a viable going concern will remain in doubt. There can be no assurance that the Reorganization Plan (the "Plan") filed with the United States Bankruptcy Court on November 16, 2000 will be approved or that Company will be able to raise sufficient capital to cure its liquidity problems and pursue the business objectives discussed herein. Capitol Communities Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the "SEC"), including without limitation those identified in the "Risk Factors" section of the Company's Registration Statement filed in September 1996 on Form 10-S and the Annual Reports on Form 10-KSB, filed with the SEC.

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

Financial Condition
-------------------

     On July 21, 2000, Capital Development of Arkansas, Inc. ( the "Operating Subsidiary"), a wholly-owned subsidiary of the Company that holds substantially all of the Company's assets, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Eastern District of Arkansas ("Bankruptcy Court"). Since then, the Company has continued to operate its business as a debtor-in-possession. If the Company's Operating Subsidiary cannot reorganize under its petition for voluntary bankruptcy under Chapter 11, and if the Company cannot cure its current severe liquidity problems, the Company's status as a viable going concern will remain in doubt. There can be no assurance, however, that the Reorganization Plan filed with the United States Bankruptcy Court will be approved or that Company will be able to raise sufficient capital to cure its liquidity problems and pursue the business objectives discussed herein.

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

     Change in Financial Condition Since the End of Last Fiscal Year.   At June
     ----------------------------------------------------------------
30, 2001, the Company had total assets of $8,015,791, a decrease of $615,761 or 7.1% of the Company's total assets, as of the Company's fiscal year end of September 30, 2000. The Company had cash of $8,274 June 30, 2001 compared to $51,932 at September 30, 2000, a decrease of $43,658.

     The current portion of Notes Receivable decreased from $457,520 on September 30, 2000 by $457,520 to zero on June 30, 2001.

     The carrying value of the Company's real estate holdings declined by $10,278 during the nine months to $5,357,510 from $5,367,788. This reflects the cost of the property sold during this period. The Company's investment in Trade Ark, decreased from $2,738,811 to $2,640,311 reflecting the Company's portion of the net loss by Trade Ark, which is accounted for by the equity method.

     Total liabilities of the Company at June 30, 2001 were $14,930,362, an increase of $665,056 from the September 30, 2000 total of $14,265,306. The current liability for notes payable decreased by $321,056 during the nine months, from $12,011,309 to $11,690,253. This resulted primarily from payments of $300,000 and $20,000 to First Arkansas Valley Bank.

     Accounts payable and accrued expenses increased by $1,005,891. At September 30, 2000 the liability for accounts payable and accrued expenses totaled $1,844,967. At June 30, 2001 the balance was $2,850,858. Accrued Interest Payable increased by $722,375 from $1,349,450 at September 30, 2000 to $2,071,825 at June 30, 2001. Accrued real estate taxes payable decreased from the September 30, 2000 balance of $22,958 to a balance of $13,042, a decrease of $9,916, as of June 30, 2001.

     Shareholders' Equity decreased by $1,280,817. The decrease resulted entirely from the operating loss of $1,280,817 for the nine month period ending June 30, 2001. During the period from September 30, 2000 to June 30, 2001 the Company did not have any capital transactions.

Results of Operations
---------------------

     Comparison of the Nine Months Ended June 30, 2001 to the Nine  Months Ended
     ---------------------------------------------------------------------------
June 30, 2000  For the nine months ended June 30, 2001, the Company experienced
-------------
a net loss of $1,280,817 compared with a loss of $2,201,971 for the nine months ended June 30, 2000. While sales from continuing operations increased by $39,000 from $36,000 to $75,00, general and administrative expenses decreased by $947,604, to $326,037 for the nine months ended June 30, 2001 from $1,273,641 for the nine months ended June 30, 2000. Interest expense increased by $98,267, from $832,219 for the period ended June 30, 2000, to $930,486 for the period ended June 30, 2001. The result was a decrease in net loss from continuing operations of $921,154.

     Sales increased by $39,000 to $75,000 for the nine months ended June 30, 2001 from $36,000 for the nine months ended June 30, 2000. During the nine months ended June 30, 2001 the Operating Subsidiary sold three water well sites and a right of way for $75,000. During the nine months ended June 30, 2000 the subsidiary sold two developed lots for $36,000.

     General and administrative expenses decreased to $326,037 for the nine months ended June 30, 2001 from $1,273,641 for the nine months ended June 30, 2000, a decrease of $947,604. Management fees totaled $68,467 for the nine months ended June 30, 2001, a decrease of $40,071 from the $108,538 expense for the six months ended June 30, 2000. Consulting fees of $6,600 for the nine months ended June 30, 2001 decreased by $128,277 from $134,877 for the nine months ended June 30, 2000. General and administrative expenses decreased during this period primarily due to amortization expense which decreased by $685,622 from $685,622 for the nine months ending June 30, 2000 to zero for the three months ended June 30, 2001.This resulted from the costs associated with the short term unsecured loans (the "Bridge Loans").

     Interest income decreased from $19,250 for the nine months ended June 30, 2000 to $1,159 for the nine month period ended June 30, 2001.

     Interest expense increased by $98,267 from $832,219 for the nine months ended June 30, 2000 to $930,486 for the nine months ended June 30, 2001.

     The operating loss recorded for unconsolidated subsidiaries accounted for under the Equity method totaled $147,309 for the nine months ended June 30, 2000 This increased by $69,917 to a loss of $217,226 for the nine months ended June 30, 2001. The Trade Ark investment comprised all of the Company's investment in unconsolidated subsidiaries.

     Comparison of the Three Months Ended June 30, 2001 to the Three Months
     ----------------------------------------------------------------------
Ended June 30, 2000.  For the three months ended June 30, 2001, the Company
-------------------
experienced a net loss of $369,404 compared with a loss of $515,752 for the three months ended June 30, 2000. Sales from continuing operations increased by $39,000 from $36,000 to $75,000, and general and administrative expenses decreased by $179,470 from $283,763 to $104,293, and interest expense increased by $76,601, from $231,116 to $307,717 resulting in a decrease in net loss from continuing operations of $146,348.

     Sales increased by $39,000 to $75,000 for the three months ended June 30, 2001 from $36,000 for the three months ended June 30, 2000. During the three months ended June 30,2001, three water well sites and a right of way were sold for total sale proceeds of $75,000. The net proceeds of $73,111 from the sales was used for debt payments to three secured creditors. During the three ended June 30, 2000, Two developed lots were sold for total sale proceeds of $36,000 and net proceeds of $34,969.

     General and administrative expenses decreased to $104,293 for the three months ended June 30, 2001 from $283,763 for the three months ended June 30, 2000. Management fees totaled $16,742 for the three months ended June 30, 2001, a decrease of $19,437 from the $36,179 expense for the three months ended June 30, 2000. Consulting fees of $6,600 for the three months ended June 30, 2001 decreased by $33,400 from $40,000 for the three months ended June 30, 2000. Another cause of the decrease in general and administrative expenses was a result of amortization expense, which decreased by $104,542 for the three months ending June 30, 2000 to zero for the three months ended June 30, 2001. This was due to the costs associated with the short term unsecured Bridge Loans being fully amortized.

     Interest income decreased from $7,318 for the three months ended June 30, 2000 to $186 for the three month period ended June 30, 2001.

     Interest expense increased by $76,601 from $231,116 for the three months ended June 30, 2000 to $307,717 for the three months ended June 30, 2001.

     The operating loss recorded for unconsolidated subsidiaries accounted for under the Equity method totaled $39,614 for the three months ended June 30, 2001. This loss decreased by $15,424 to $24,190 for the three months ended June 30, 2001. The Trade Ark investment comprised all of the Company's investment in unconsolidated subsidiaries.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents amount to $8,274 or 0.10% of total assets at June 30, 2001, as compared with $51,932 at September 30, 2000. The Company's liquidity position at June 30, 2001 is not adequate to meet the Company's liquidity requirements. As of June 30, 2001, the Company has approximately $10,695,250 in defaulted debt. All of the defaulted debts, except for $6,717,740 in short-term promissory notes ("Bridge Notes") discussed below, are pre-petition obligations and collection is stayed under the Operating Subsidiary's bankruptcy petition.

     As of the date of this Report, the Operating Subsidiary has been in default on a note from Resure Inc. (the "Resure Note"), in the amount of $3,500,000 plus interest, since July 1, 1998. On April 19, 1999, a foreclosure action was instituted by the Resure Liquidator against the Operating Subsidiary in the Chancery Court of Pulaski County, Arkansas seeking to foreclose on approximately 701 acres of residential land in Maumelle, Arkansas (the "Maumelle Property") that secures the Resure Note and developer's fees. On March 24, 2000, the Chancery Court approved a settlement whereas the Operating Subsidiary would pay a cash payment of $3,987,353, for a full release of all claims by Resure against the Operating Subsidiary (the "2000 Settlement Agreement"). The settlement payment was due not later than April 24, 2000; however the Operating Subsidiary did not meet this payment and filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on July 21, 2000. This pre-petition obligation is stayed under the Operating Subsidiary's bankruptcy petition. Management believes the 2000 Settlement Agreement with Resure is in effect, and the balance owing on the Resure Note is $3,987,353 in principal and interest, as of June 30, 2001. If the 2000 Settlement is found not to be in effect, the balance owing on the Resure Note is $4,478,062, as of June 30, 2001. Collection on this pre-petition debt is stayed under the Operating Subsidiary's bankruptcy petition. See Part II, ITEM 1, "LEGAL PROCEEDINGS."

     An unsecured note to Davister Corp. (the "Davister Note") in the amount of $200,000 has matured, and collection on this pre-petition obligation is stayed under the Operating Subsidiary's bankruptcy petition.

     The Bank of Little Rock line of credit in the amount of $400,000 and a line of credit in the amount of $200,000 matured on January 11, 2001. Although the Company did not meet its obligations under these lines of credit, collection on these debts are stayed under the Operating Subsidiary's bankruptcy petition.

     As of June 30, 2001, the Company has borrowed $6,717,740  from private
sources, (the "Bridge Loans").   All of these Bridge Loans have matured and are
in default. The Bridge Loans are unsecured, however the Company provided a guarantee bond through New England International Surety Inc. (the "Surety") to the Bridge Note holders. However, management has been notified by the Surety that it has been served with a class action suit in federal court. As such, even though the Company has defaulted on the Bridge Notes, the Surety will not be able to make interest or principal payments to the noteholders until the action is settled. There can be no assurance that the action will be settled or even if it is, the Surety will be able to meet its obligations under the guarantee bond and pay the Bridge Note holders.

     As of June 30, 2001, the Company owes $975,000   in principal and interest
to the First Arkansas Bank. This line of credit matures on October 14, 2001. However, collection on this pre-petition debt is stayed under the Operating Subsidiary's bankruptcy petition.

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

Subsequent Events
-----------------

     On February 9, 2001 the Company submitted to the Bankruptcy Court a Motion to Sell Property Free and Clear of Liens and Claims. The motion pertained to an agreement with the Maumelle Water Management to sell approximately 3 acres of residential land in Maumelle, Arkansas for a price of $25,000 per acre. On February 16, 2001, a creditor filed a limited objection to the Motion. On April 16, 2001 the Bankruptcy Court issued an approval of the Motion authorizing the sale. The Company received gross proceeds of $75,000 from the sale on May 14, 2001. From the proceeds, the Company paid the Bank of Little Rock $9,203 in interest due on the $200,000 note and a partial interest payment of $6,294 on the $400,000 note, and $20,000 in interest and $27,000 in principal on the debt owed to the First Valley Bank of Arkansas. The Company also paid $10,000 to reduce its debt to Resure from the proceeds of the sale.

      In July, 2001 the Liquidator for Resure, Inc. submitted to the Bankruptcy Court a Competing Plan of Reorganization and a Disclosure Statement. The Competing Plan provides for the liquidation of Capital Development of Arkansas, Inc.'s assets. A hearing to confirm the Competing Plan has not yet been scheduled.

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

     A settlement agreement was entered between the Operating Subsidiary and Resure and on June 24, 2000, the Chancery Court approved the settlement (the 2000 Settlement Agreement"). Under the 2000 Settlement Agreement, the Operating Subsidiary would pay a cash payment of $3,987,353.95 for a full release of all claims by Resure against the Operating Subsidiary. The settlement payment was due not later than April 24, 2000; however, the Operating Subsidiary has not made this payment and Resure filed a Motion for Summary Judgement in the foreclosure action on July 13, 2000. The Operating Subsidiary's July 21, 2000, petition for bankruptcy stayed this action.

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


                               CAPITOL COMMUNITIES CORPORATION


Date: August 13, 2001          By: /s/ Michael G. Todd
                               Michael G. Todd, Chairman,
                                President and Chief Executive  Officer

Date: August 13, 2001          By: /s/ David Paes
                               Treasurer and Vice President