Form 10KSB
period 2001-09-30
CAPITOL COMMUNITIES CORP
filed 2002-01-14
CIK 915636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2001

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


         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State the issuer's revenues for its most recent fiscal year.
$258,851.00.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such, as of a specified date within the past 60 days. $1,524,579 based on the average of the bid and asked obtained from the National Quotation Bureau, Inc. ("NQB") on December 15, 2001.

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 22,930,361 common stock shares, as of December 15, 2001.


                       DOCUMENTS INCORPORATED BY REFERENCE
NONE

         Transitional Small Business Disclosure Format YES [ ] NO [X}

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS ..................................................  4
--------------------------

PART I
ITEM 1.     DESCRIPTION OF BUSINESS........................................... 4

ITEM 2.     DESCRIPTION OF PROPERTY.......................................... 14

ITEM 3.     LEGAL PROCEEDINGS................................................ 25

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS................................................. 28

PART II.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.............................................. 29

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION................................................ 30

ITEM 7.     FINANCIAL STATEMENTS............................................. 41

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE........................... 41

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
            AND CONTROL PERSONS; COMPLIANCE WITH
            SECTION 16(a)OF THE EXCHANGE ACT................................. 41

ITEM 10.    EXECUTIVE COMPENSATION........................................... 43

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT............................................ 45

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS..................................................... 46

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K................................. 46

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

         In addition, the forward-looking statements contained in this report may be impacted by the September 11, 2001 terrorist attacks and the related military action, as well as the possibility of further incidents of terrorism. The effect of these events on the business of the Company, if any, is currently unclear. However, any adverse effect on general economic conditions and consumer confidence resulting from these events may adversely affect the business of the Company.

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

         The Predecessor Corporation was incorporated in the State of New York as Century Cinema Corporation in November 1968.

         On December 20, 1993, the Predecessor Corporation changed its name to AWEC Resources, Inc. On February 11, 1994, the Predecessor Corporation formed a wholly-owned subsidiary, AWEC Development Corporation, an Arkansas corporation, which later changed its name on January 29, 1996, to Capitol Development of Arkansas Inc., (the "Operating Subsidiary").

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

         On July 21, 2000, the Operating Subsidiary, a wholly-owned subsidiary of the Company which holds substantially all of the Company's assets, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Eastern District of Arkansas ("Bankruptcy Court"). Since then, the Company has continued to operate its business as a debtor-in-possession. As such, the Operating Subsidiary is authorized to operate its business in the ordinary course, but may not engage in transactions outside the ordinary course of business without Bankruptcy Court approval.

         On November 16, 2000, the Operating Subsidiary filed a Disclosure Statement and Plan of Reorganization (the "Plan") with the Bankruptcy Court to satisfy its existing debts. The Disclosure Statement was approved by the Bankruptcy Court on January 19, 2001. The Plan has been presented to creditors for acceptance or rejection. Two secured creditors, the Bank of Little Rock and First Arkansas Valley Bank accepted the Plan, but the Liquidator for Resure, Inc. ("Resure") rejected it. One creditor from the unsecured class accepted the Plan. At least two-thirds of each impaired class of creditors and more than one-half in number of the allowed claims of the class members entitled to accept or reject the Plan have to vote to accept it, however the Bankruptcy Court may still confirm the Plan if at least one of the impaired classes votes for it and the Bankruptcy Court finds the Plan does not discriminate unfairly. The hearing for confirmation of the Plan was set for February 21, 2001, but was delayed. As of the date of this Report, the Bankruptcy Court has not rescheduled a hearing to consider confirmation of the Plan. If the Plan is confirmed, all creditors listed in the petition will be bound by the terms and conditions set forth in the Plan. If the Plan is not confirmed, the Operating Subsidiary may be forced into Chapter 7, at which point the Operating Subsidiary will be forced to liquidate its assets to meet the obligations of the secured creditors and if any funds are available thereafter to meet the obligations of the unsecured creditors.

         As a result of the Operating Subsidiary's bankruptcy, all creditors are stayed from collection of then existing debts, liabilities and obligations of the Operating Subsidiary (collectively, "Pre-petition Indebtedness").

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

         On December 7, 2000, Nathaniel S. Shapo, the Director of Insurance for the State of Illinois, in his capacity as Liquidator ("Liquidator") of Resure, filed a Motion to Dismiss (the Operating Subsidiary's petition for bankruptcy), or in the alternative, Motion for the Appointment of a Trustee.

     In July, 2001, the Liquidator for Resure submitted to the Bankruptcy Court a Competing Plan of Reorganization and a Disclosure Statement. The Competing Plan provides for the liquidation of the Operating Subsidiary's assets. A hearing has not been set to consider confirmation of the Competing Plan.

         Subsequent to the Company's fiscal year-end, on November 13, 2001, the Liquidator for Resure submitted a Motion for Relief From Stay with the Bankruptcy Court seeking permission to continue its foreclosure on 701 acres of the Large Residential Tract of the Maumelle Property used to secure the Resure Note.

         On December 20, 2001, the Operating Subsidiary and Resure reached a settlement agreement to resolve payment on the outstanding amounts due to Resure, and dismiss the Resure Motions and Competing Plan of Reorganization currently before the Bankruptcy Court ("2001 Settlement Agreement"). The Liquidator for Resure was required to obtain approval from the Circuit Court of Cook County, Illinois for the agreement to be effective. An Order approving the 2001 Settlement Agreement was entered by the Cook County Circuit Court on January 9, 2002. If full payment required under the 2001 Settlement Agreement is not timely rendered to Resure, the Operating Subsidiary has agreed to the entry by Resure of a Consent Foreclosure Decree and In Rem Judgment in the Pulaski County Chancery.

           Additionally, if the Plan is not confirmed, the Operating Subsidiary may be forced into Chapter 7, at which point the Operating Subsidiary would be forced to liquidate its assets to meet the obligations of the secured creditors and if any funds are available thereafter to meet the obligations of the unsecured creditors. See ITEM 3, "LEGAL PROCEEDINGS," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

         BUSINESS OF THE COMPANY

         The Company is primarily in the business of developing and selling property from its inventory of 1,430 acres of real property located in Maumelle, Arkansas (the "Maumelle Property") in an effort to utilize core assets to restructure the Company's short-term debt into equity and/or long- term debt to reduce such debt and improve its severe illiquidity problems. See above, ITEM 1, "DESCRIPTION OF BUSINESS," and ITEM 2, "DESCRIPTION OF PROPERTY."

         GENERAL. During fiscal year ended September 30, 2001, the Company focused on trying to sell its property in the City of Maumelle, Arkansas, a 5,000 acre planned community located on the Arkansas River, across from the western Little Rock area and fifteen miles from downtown Little Rock, Arkansas.

           The Company's current liquidity problems prevents the Company from conducting any meaningful business activities other than selling assets from the Maumelle Property. Although management anticipates utilizing all or a portion of the Maumelle Property to satisfy the financial requirements of the Plan and raise equity or long-term debt, there can be no assurance that the Bankruptcy Court will approve the Operating Subsidiary's Plan or that the Company will be able to raise sufficient capital to meet its financial requirements and cure the Company's liquidity problems and pursue the business objectives, strategies or transactions discussed herein. See ITEM 3, "LEGAL PROCEEDINGS," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - - Certain Capital Raising Transactions."

         The Company's real estate as of September 30, 2001, consisted of the remaining unsold portion of the Maumelle Property consisting of approximately 1,430 acres and the Company's 35.16% interest in TradeArk Properties, LLC, an Arkansas limited liability company ("TradeArk Properties"). See ITEM 2, "DESCRIPTION OF PROPERTY," ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - - Certain Capital Raising Transactions," and ITEM 7, "FINANCIAL STATEMENTS."

         The Maumelle Property is managed by Maumelle Enterprises, Inc. ("Maumelle Enterprises"), a real estate management firm that is affiliated with certain officers of the Company. The Company expects that Maumelle Enterprises will continue in the foreseeable future to manage the Maumelle Property. In other geographic areas, the Company expects to engage local unaffiliated brokers to sell or manage any property it may acquire. See ITEM 12, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         PRINCIPAL PRODUCTS AND MARKETS.

         MAUMELLE PROPERTIES. The Company's primary business is the development and sale of land from its inventory of residential and multi-family lots of the Maumelle Property through the Operating Subsidiary or its interest in TradeArk Properties. Management anticipates that the undeveloped lots will be sold to developers, and apartment building operators, as appropriate.

          The Company will conduct any single-family development and construction activities in Arkansas, through the Operating Subsidiary and/or the Home Construction Subsidiary. The Company may develop and construct single-family homes, and/or apartments on the Maumelle Property that it does not sell, and anticipates that if the Company does develop and sell single-family homes or apartments it will be with TradeArk Properties or other joint venture partners. See ITEM 2, "DESCRIPTION OF PROPERTY--PROGRAM OF DEVELOPMENT."

         The Company's initial focus is selling land from its Maumelle Property inventory to reduce the Company's current short-term debt, or if Company management determines that a particular property is not appropriate for development by the Company. Management anticipates that if it does commence home-building operations with TradeArk Properties or other joint venture partners, it will develop single-family homes in the $125,000 to $200,000 price range on a portion of the approximately 3,500 unimproved single-family home lots it owns in Maumelle. The Company does not expect to operate, manage or lease any of the single-family homes, and apartment properties it may develop.

         During the fiscal year ended September 30, 2001, the Company sold three acres of its real property for a total price of $75,000. See ITEM 6
"MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION---LIQUIDITY AND CAPITAL RESOURCES." Management expects that any Maumelle Property sold probably will be purchased by other real estate developers, who may compete with the Company or its joint partners in any development activity undertaken by the Company in Maumelle.

         Based on current sales trends as evidenced by building permits issued, recent improvement bond refinancing and renewed efforts of the Maumelle City staff to attract industrial development, Management of the Company believes that there is substantial unmet demand in the Maumelle area for single-family lots. There can be no assurance, however, as to the existence of such demand or how long such demand will continue, especially with the current economic uncertainties or that the Company will be able to sell any or all of its inventory of residential Maumelle Property. See "- - GROWTH STRATEGIES," below.

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

         DEVELOPMENT OF MAUMELLE PROPERTY. The Company initially intends to focus on the sale of single-family lots in Maumelle, Arkansas. The Company believes that the sale of all or portions of its Maumelle Property inventory will help the Company to reorganize and restructure its current short-term debt and permit the Company to commence activities which would offer the Company significant growth opportunities. These opportunities may include, but are not limited to, participating in joint partnerships in the home building industry for the construction and sale of single-family homes, or multi-family homes in Maumelle, Arkansas.

         Development of Maumelle Property. The Company's growth strategy with respect to the Maumelle Property is to focus on sale of single-family and multi-family lots. The Company may, through joint venture partners, develop and build homes on the single-family lots it currently owns in Maumelle, Arkansas and through its interest in TradeArk Properties.

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

         RESTRUCTURING DEBT. The Company believes that restructuring its current short-term debt, all of which is in default, through the Plan filed with the Bankruptcy Court will be a key factor in achieving long-term stability and growth. Currently, management is trying to implement a strategy to utilize the Company's assets to restructure its short-term debt into equity and/or long-term debt, and raise additional capital by liquidating portions of its Maumelle Property inventory. Once a debt restructuring program is implemented, the Company intends to seek geographic and product diversification throughout the United States and form joint ventures with partners in the home construction industry. There can be no assurances, however, that Bankruptcy Court will approve the Operating Subsidiary's Plan or that the Company will be able to successfully restructure its debt and raise additional capital, which may severely limit or keep the Company from implementing its growth strategy plan.

         PRODUCT DIVERSIFICATION. Although the Company's primary focus will be on the sale of portions of its Maumelle Property inventory, the Company intends to diversify its portfolio and income sources by developing and building single-family homes with joint venture partners, including TradeArk Properties.

         COMPETITION.

         The real estate development industry is highly competitive. In Arkansas there are numerous large national and regional firms with significantly greater experience and financial resources than the Company currently possesses. Such firms will likely compete with the Company in the development and sale of land for development. TradeArk Properties and any other joint ventures the Company may form will also have significant competition in the home construction industry from larger more experienced developers who will compete with the Company in the acquisition of land, the hiring of sub- contractors, experienced management personnel, construction workers and other employees, and the sale of product. The Company also will compete for residential sales with the resale market for existing homes, multi-family home sales, including townhouses and condominiums, and with available rental properties.

         The Company currently has no material presence or reputation in Arkansas or any other area in the real estate development industry. Due to the Company's substantial amount of short-term debt and lack of capital, it may have to sell portions of its Maumelle Property at less than market value. As a result, there may be reduced profit margins on the Company's operations which may make it more difficult for the Company to compete with other land developers or to raise additional capital. Although the Company intends to improve its ability to compete by selling portions of its Maumelle Property inventory, and entering into joint venture or similar development agreements with established real estate developers, there can be no assurance of the success of any such agreements or that the Company can overcome its present illiquidity.

         GOVERNMENTAL REGULATIONS.

         The   development   industry  is  subject  to  extensive   and  complex
regulations. In the sale of its Maumelle Property, the Company, or any joint venture partners, must comply with various federal, state and local laws, ordinances, rules and regulations regarding zoning, architectural design, construction, population, density, availability and installation of utility services, such as water, electricity, gas, and waste disposal, the preservation of the natural terrain, and other related matters, which requires resources and expertise which, for the most part, the Company currently lacks. The Company intends to obtain such resources and expertise by raising additional capital, hiring appropriate sub-contractors, and entering into joint venture agreements with experienced real estate developers and other appropriate parties.

         The Company's Maumelle Property is subject to the City of Maumelle's Master Land Use Plan. Under this Plan, approximately 987 acres of the approximately 1,430 acres of the Maumelle Property that was developable land as of September 30, 2001, was already zoned for single-family homes. The current zoning allows the Company to develop and offer for sale approximately 3,500 single-family home sites located on this acreage. Although much of the Company's property is currently zoned for single-family homes, none of the developable land acreage is subdivided and the Company will be required to incur significant additional cost to subdivide the property into individual lots. The Company believes it can satisfy all anticipated governmental requirements involved in the subdivision process, if it obtains adequate additional funding and expertise.

         If the Company construct homes, with TradeArk Properties or other joint venture partners, it must seek building permits from the City of Maumelle Building Inspector for each home it builds in Maumelle. The Company must apply for building permits for each multi-family home property it develops in Maumelle from the Maumelle City Planning Commission and the City's Board of Directors. Although the Company believes it can satisfy all necessary requirements to obtain building permits, at the present time, the Company is not seeking building permits and does not intend to do so until it can restructure its debt and raise additional capital.

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

         NUMBER OF EMPLOYEES. As of the Company's fiscal year-ended September 30, 2001, the Company and its subsidiaries had one full-time employees, and two part-time employee.

ITEM 2.  DESCRIPTION OF PROPERTY.

GENERAL

         The Company's principal asset is the Maumelle Property, located in Maumelle, Arkansas, title to which is held by the Operating Subsidiary. At the Company's fiscal year-end, the Maumelle Property consisted of approximately 973 acres of single-family sites (which included approximately 3,500 home sites), approximately 11 acres of multi-family sites, and approximately 446 acres of miscellaneous undevelopable property. The Maumelle Property is currently zoned under the City of Maumelle Master Land Use Plan for various development uses, including single-family residences and multi- family units. As of September 30, 2001, the Company's single-family home sites in the City of Maumelle represented approximately 70% of all available vacant land in Maumelle zoned for single-family homes, including the single- family lots owned by TradeArk Properties.

         The Maumelle Property can be divided into three categories: (1) the Large Residential Tract, (2) the Multi-Family Lots, and (3) the Miscellaneous Tract and Property. Each category of Maumelle Property will be discussed separately below after the following overview of the City of Maumelle.

         The Company, through the Operating Subsidiary, owns a 35.16% membership interest in TradeArk Properties. See discussion below, "-- MAUMELLE PROPERTY- - TradeArk Property."

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

         Maumelle is a master planned city with about 10,557 residents. Under the Master Plan, Maumelle cannot add new property to the city for residential development without public hearings regarding any proposed annexation of land by the City and the subsequent approval by the City Board of Directors. From Maumelle's inception in 1966 to 1996, approximately $120 million has been spent on infrastructure, including sewer and water capacity for a city of up to 25,000 residents and a system of designated common areas, including pathways, parks, lakes, a golf course and other recreational areas. The City of Maumelle was incorporated as a city in 1985. It is governed by a mayor and city council and has police, fire, and emergency services.

         Almost all of the cities within the four-county Little Rock-North Little Rock region gained population from 1990 through 2000. The population of Maumelle has grown at a faster rate than that of neighboring Little Rock, Arkansas with a growth rate of 57.2% in increased population, whereas Little Rock had a 4% increase from 1990 to 2000. The community of Maumelle appears to be attracting more highly educated residents than does Little Rock. The U.S. Department of Commerce and the Little Rock Metropolitan Planning Commission ("Metroplan"), a government planning agency, stated that the figures from the 2000 Census Supplementary Survey, showed Maumelle and Little Rock residents exceeded the national average in education attainment in every category, particularly in graduate and professional degrees.

         Since 1979, Maumelle has attracted some major companies to its industrial areas, including Molex Inc. (1,154 employees), Target Distribution Center (800 employees), Kimberly Clark (a manufacturing facility with 287 employees), Ace Hardware Distribution Center (291 employees), and Hanover Direct, Inc. (540 employees). However, unemployment has increased in Maumelle from 1.4% to 1.6% and in Little Rock from 2.9% to 3.5% for the period from December 2000 to November 2001.

         As of June 30, 1997, the average new home permit value in Maumelle was $138,480, by 2000 it was $148,306, and $174,992 by September 30, 2001, according to a Metroplan report. The number of single-family building permits issued by Maumelle has increased by 1811 units between 1990 and 2000, according to Metroplan. A total of 276 building permits were issued in Maumelle in 1999, 243 in 2000 and 247 in the 12-month period ended September 30, 2001.

         LARGE RESIDENTIAL TRACT. As of the Company's fiscal year ended September 30, 2001, the Large Residential Tract was comprised of approximately 973 acres of undeveloped residential. Under current zoning for residential development, the Company believes this land can be subdivided into approximately 3,500 single-family lots.

         The Operating Subsidiary has fee title to the Large Residential Tract, all of which is subject to a first-priority mortgage securing a $3,500,000 loan from Resure Inc. ("Resure Loan"). In February 1997, an Illinois court found that Resure was insolvent, ordered that Resure be liquidated, and appointed the Illinois Director of Insurance as Liquidator to oversee the liquidation. Approximately 701 acres of the Large Residential Tract ("Residential Parcel 1") is retained by the Liquidator as collateral on the Resure Note, which was modified pursuant to the terms of the Resure Settlement Agreement, effective September 30, 1997. The Company defaulted under the terms of the Resure Settlement Agreement. Another agreement was entered into between Resure and the Company in the first quarter of 2000. See, discussion below, and ITEM 3, "LEGAL PROCEEDINGS." A foreclosure action was initiated by the Resure Liquidator on April 19, 1999. Such foreclosure action has been stayed with the filing by the Operating Subsidiary of a voluntary petition for bankruptcy under Chapter 11 in the Bankruptcy Court on July 21, 2000. See, discussion below, and ITEM 3, "LEGAL PROCEEDINGS."

         Under the original terms of the Resure Note, quarterly payments of principal and interest in the amount of $101,591.16 commenced January 1, 1997, until its maturity date on July 1, 2000. Prior to that date, interest only payments were required on a quarterly basis. Under the Resure Settlement Agreement, the Company was to pay quarterly installments of principal and interest in the amount of $101,591.16 until the modified maturity date on September 1, 1999. The balance due at maturity, assuming payment of all scheduled principal and interest payments and no pre-payments, was $3,305,842. The Resure Note bears interest at a rate of 10% per annum. Under the terms of the Resure Note, it may be prepaid at anytime by the Company without incurring premiums or penalties. As additional consideration for the Liquidator to enter into the Resure Settlement Agreement, the Company agreed to pay a developer's fee of $2,000 (the "Developer's Fee") for each lot sold in approximately 701 acres of the Residential Parcel 1, and approximately 344 acres of the Large
Residential Tract ("Residential Parcel 2"). In the event that any portion of Residential Parcel 1 is sold prior to being subdivided into single-family lots, the Company will pay $2,853 per acre, and $5,844.20 per acre if Residential Parcel 2 is sold prior to being subdivided; however, such Developer's Fees shall not exceed $2,000,000. The Developer's Fee is secured by a written amendment to the loan mortgage securing the Resure Note, and recorded against the Residential Parcel 1.

         During the first quarter of 2000, a settlement agreement was entered between the Operating Subsidiary and Resure, and on March 24, 2000, the Chancery Court approved the settlement (the "2000 Settlement Agreement"). Under the 2000 Settlement Agreement, the Operating Subsidiary would pay a cash payment of $3,987,353.95 for a full release of all claims by Resure against the Operating Subsidiary. The Company did not pay the settlement payment, and if this agreement is not in effect, the balance owing on the Resure Note was $4,949,171, as of the Company's fiscal year-end and $5,076,811, as of December 15, 2001.

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

         Subsequent to the Company's fiscal year-end, on November 13, 2001, the Liquidator for Resure submitted a Motion for Relief From Stay with the Bankruptcy Court seeking permission to continue to foreclosure on 701 acres of the Large Residential Tract of the Maumelle Property used to secure the Resure Note.

         On December 20, 2001, the Operating Subsidiary and Resure reached a settlement agreement to resolve payment on the outstanding amounts due to Resure, and dismiss the Resure Motions and Competing Plan of Reorganization currently before the Bankruptcy Court ("2001 Settlement Agreement"). The 2001 Settlement Agreement was contingent upon the Liquidator for Resure obtaining approval from the Circuit Court of Cook County Illinois. The Cook County Court entered an Order approving the settlement agreement on January 9, 2002. If full payment required under the agreement is not timely rendered to Resure, the Operating Subsidiary has agreed to the entry by Resure of a Consent Foreclosure Decree and In Rem Judgment in the Pulaski County Chancery. See ITEM 3, LEGAL PROCEEDINGS."

         The Company intends to pay off the liability from proceeds from the sale of portions of the Large Residential Tract. Subsequent to the Company's fiscal year end, on December 20, 2001, the Operating Subsidiary entered into an agreement with an unaffiliated third party, to sell 451 acres of the Large Residential Property. The Company intends to use the proceeds from the sale to pay the $3,850,000 due to Resure under the terms of the 2001 Settlement Agreement. See discussion below.

         There can be no assurance, however, that the Operating Subsidiary's creditors and the Bankruptcy Court will approve the Company's Plan or that the sale of the 451 acres will be completed in a timely manner, or at all, in order to ensure compliance with the terms of the 2001 Settlement Agreement. Additionally, the sale is subject to the approval of the Bankruptcy Court; accordingly there is no assurance such approval will be forthcoming. See ITEM 3, "LEGAL PROCEEDINGS," and ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-LIQUIDITY AND CAPITAL RESOURCES."

         The remaining 286 acres of the Large Residential Property has no mortgages; however, the property is used to secure a $1,750,000 line of credit from First Arkansas Valley Bank ("First Arkansas Line of Credit"). As of September 30, 2001, this line of credit was reduced to $975,000 and will continue to be reduced until the line of credit is paid. The Company cannot withdraw new funds from the First Arkansas Line of Credit. Interest was payable at a fixed rate of 9.5% per annum and the loan matured on May 27, 1998, but was extended on the same terms to October 14, 2000. The line of credit has been modified to mature on October 14, 2001, at which time all principal and interest is due and payable. The modified line of credit has an interest rate of 11% per annum.

         As of September 30, 2001, an aggregate of $1,051,801 in principal and interest was outstanding on the First Arkansas Line of Credit and $1,078,834 as of December 31, 2001. As of the date of this Report, the Company is in default on the First Arkansas Line of Credit.

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

         All property taxes are current and were paid on a timely basis.

         Subsequent to the Company's fiscal year, the Operating Subsidiary on December 20, 2001, entered into an agreement with an unaffiliated third party, to sell 451 acres of the Large Residential Property for a total purchase price of $4,000,000. The Company intends to use the proceeds to satisfy its obligations under the 2001 Resure Agreement. Management expects the sale to be completed by the first week of February 2002.

         MULTI-FAMILY LOTS. As of the Company's fiscal year-ended September 30, 2001, there are approximately 11 acres of Multi-Family Lots zoned for multi-family use. The Operating Subsidiary has fee title to these lots, subject to the liens discussed below.

         Approximately, 11 acres of the Multi-Family Lots are subject to a lien in favor of the Bank of Little Rock as security for a $400,000 line of credit ("Little Rock Credit Line I") and a $200,000 line of credit ("Little Rock Credit Line II"). As of the Company's fiscal year-end, an aggregate of $446,990 in principal and interest was due on the Little Rock Credit Line I, and $457,564 as of December 31, 2001. As of the Company's fiscal year-end an aggregate of $216,837 in principal and interest was due on the Little Rock Credit Line II, and $222,154 as of December 31, 2001. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES--Indebtedness and Other Liquidity Requirements.

         The $400,000 Little Rock Credit Line I bears interest of a fixed rate of 10.5% per annum. The $400,000 line of credit requires monthly interest payments and matures on April 5, 2002, when a balloon payment consisting of the entire principal balance and accrued interest under the line is due and payable. The $400,000 line of credit is secured by approximately 11 acres of the Multi-Family Maumelle Property.

         The $200,000 Little Rock Credit Line II bears interest at a fixed rate of 10.5% per annum. The $200,000 line of credit requires monthly interest payments, until it matures on April 10, 2002, when a balloon payment consisting of the entire principal balance and accrued interest is due and payable. The $200,000 line of credit is secured by the same 11 acres as the Little Rock Credit Line I.

         As of the date of this Report, the Company is in default on the Little Rock Credit Line I and II.

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

         The property taxes and ad valorem taxes on the 11 acres of Multi-Family Lots owned by the Company have not been paid.

         The Company intends to offer the 11 acres of Multi-Family Lots for sale during the first calendar quarter of 2002 to meet liquidity requirements or if the Company's management determines that a particular property is not appropriate for development by the Company.

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

         TRADEARK PROPERTIES. On June 14, 1999, the Operating Subsidiary contributed 258 acres of its Maumelle Property, including 192 acres of single-family lots ("Pine Ridge Tract"); 19 acres of multi-family lots ("Rector Mountain Tract"); 40 acres of commercial lots ("Tract D"); and 6 acres of commercial lots(Tract E"), (collectively known as the "Contributed Maumelle Property") for a 35.16% membership interest in TradeArk Properties. TradeArk Properties assumed $3,800,000 in debt collateralized by the Contributed Maumelle Property. The interest in TradeArk Properties is held by the Operating Subsidiary.

         Simultaneously on the Closing Date and pursuant to the terms of the Contribution Agreement, TradeArk Properties secured a $4,000,000 loan from New Era Life Insurance Company ("New Era"). The loan has a fixed interest rate of 13% per annum, and matures in 30 months from the date of the loan when all accrued interest and principal is due. $3,156,581.92 of the New Era loan proceeds were used to retire loans held by the Company. The New Era loan is secured by 258 acres of the Contributed Property and by viaticals settlement contracts with a discounted net present value of $8,300,000 contributed by Trade Partners for a 64.84% interest in TradeArk Properties. As of September 30, 2001, the balance of the New Era loan was $3,315,915 and $3,315,915, as of December 31, 2001.

         On May 20, 2001, TradeArk Properties sold approximately 1.5 acres of commercial lots in Tract D to an unaffiliated third party for $731,154.60. Part of the proceeds, in the amount of $529,435.46, were used to partially pay down the New Era loan. The balance of the proceeds were used to pay taxes and other costs involved in the sale of the property. TradeArk received no net cash proceeds from the sale.

         TradeArk Properties anticipates commencing the development of finished residential lots on the Pine Ridge Lots in the second quarter of fiscal year 2002, assuming it can raise sufficient capital. TradeArk Properties proposes to develop 38.5 acres of Commercial Lots for sale commencing in the second quarter of fiscal year 2002 and hold the remaining 6 acres of Commercial Lots and 19 acres of Multi-Family Lots for resale. TradeArk Properties is managed by a manger selected by majority of the membership interest in TradeArk Properties. (See ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION --LIQUIDITY AND CAPITAL RESOURCES," and "- - Certain Capital Raising Transactions."

PROGRAM OF DEVELOPMENT.

                  During the Company's fiscal year ended September 30, 2001, the Company focused on its primary business of developing and selling property from its Maumelle Property inventory. During the fiscal year, the Company sold 3 acres of property and listed 450 acres for sale.

         Subsequent to the Company's fiscal year-end, the Operating Subsidiary entered into an agreement with an unaffiliated third party to sell 451 acres of the Large Residential Tract for price of $4,000,000. However, the sale is conditioned upon the Liquidator for Resure obtaining court approval of the 2001 Settlement Agreement from the Cook County Court. The Company also intends to list the 11 acres of Multi-Family Lots for sale in the first calendar quarter of 2002. See ITEM 2, "DESCRIPTION OF PROPERTY," ITEM 3, "LEGAL PROCEEDINGS," and

ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - - Certain Capital Raising Transactions."

         The Company, however, will not be able to implement any of the following plans for developing its properties if it cannot overcome its present illiquidity, and raise substantial additional capital, of which there can be no assurance. The Operating Subsidiary, which holds substantially all of the Company's assets, has filed a voluntary petition for relief under Chapter 11 and a Reorganization Plan with the Bankruptcy Court. There can be no assurance that the Operating Subsidiary's creditors and the Bankruptcy Court will approve the Plan or that if the Plan is approved the Company will be able to successfully raise the funds required to meet its obligations under the Plan and the 2001 Settlement Agreement entered into between the Operating Subsidiary and the Liquidator for Resure subsequent to the Company's fiscal year-end. See ITEM 3, "LEGAL PROCEEDINGS, and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

         DEVELOPMENT OF PROPERTY IN MAUMELLE. The Company intends to develop and offer for sale portions of its residential lots inventory, as well as portions of the Multi-Family Lots during fiscal year 2002.

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

         If the Company develops and builds on all or a portion of the 3,500 single-family lots in the Large Residential Tract, it anticipates building moderately priced single-family homes in the range of $125,000 to $200,000, assuming it can comply with the terms of the 2001 Settlement Agreement with Resure. If full payment required under the agreement is not timely rendered to Resure, the Operating Subsidiary has agreed to the entry of a Consent Foreclosure Decree and In Rem Judgment in the Pulaski County Chancery on the 701 acres of the Large Residential Tract. If the Company fulfill the terms of the agreement with Resure, acquire adequate capital funding, and obtain a suitable joint venture partner it will commence development on the Large Residential Tract. The Company estimates that the cost for building and selling these homes, inclusive of general and administrative expenses, sales and marketing expenses, and closing costs, will be in the range of $100,000 to $160,000 per home.

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

         DEVELOPMENT OF TRADEARK PROPERTIES. TradeArk Properties intends to start home site improvements on at least one Pine Ridge subdivision in the second quarter of fiscal year 2002, assuming it is able to obtain necessary capital for such development.

         The Pine Ridge Lots are fully entitled with a preliminary subdivision plat recorded with the City of Maumelle. The Pine Ridge Lots are comprised of 487 lots in four subdivisions, averaging approximately 120 lots in each subdivision. The improvement district in which the Pine Ridge Lots are located is already partially improved, with a roughly graded roadway.

         Because the Pine Ridge Lots were partially improved prior to TradeArk Properties' acquisition, management expects the cost to develop an improved lot will be less in Pine Ridge than on the Company's Maumelle Property. TradeArk Properties management estimates that construction costs for single- family homes built on the acquired lots and on the Pine Ridge Lots will average approximately $50 to $53 per square foot. TradeArk Properties estimates that the aggregate cost of building and selling 487 homes on the Pine Ridge Lots, inclusively of general and administrative expenses, sales and marketing expenses, will be in the range of $75 to $85 per square foot.

         TradeArk proposes to develop 38.5 acres of Commercial Lots for sale commencing in the second quarter of fiscal year 2002, and hold the remaining 6 acres for resale. It is holding the 19 acres of Multi-Family Lots for resale. See discussion above, "-Development of the Maumelle Property."

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

         INVESTMENT POLICIES.

         Investments in Real Estate or Interests in Real Estate. The Company generally conducted all of its investment activities through the Operating Subsidiary and its membership interest in TradeArk Properties. The Company intends to conduct all of its investment activities for the foreseeable future through the Operating Subsidiary, the Home Construction Subsidiary or through membership interest in other entities or other joint venture partnerships.

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

         Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers. The Company also may invest in securities of other entities engaged in real estate activities or invest in securities of other issuers, including investments by the Company for the purpose of exercising control over such entities. No such investments will be made, however, unless the Board of Directors determines the proposed investment would not cause the Company to be an "investment company" within the meaning of the Investment Company Act of 1940, as amended (the "Investment Company Act"). Should management recommend prospective acquisitions in the be the policy to enumerate a correlation between the strategic objectives of the Company and the prospective acquisition, or a plan to enhance shareholder value as measured by future book value or earnings per share.

         Investments in Mortgages. The Company has no immediate plans to acquire or warehouse mortgages. The Company, however, may offer and hold mortgages generated from the sale of its Maumelle Property inventory.

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

         COMPETITIVE CONDITIONS. The Company's real property is subject to the highly competitive conditions of the real estate development and sales. In Arkansas--the geographic area in which the Company holds its real property inventory and offers such inventory for development and sale--there are numerous large national and regional firms with significantly greater experience and financial resources than the Company currently possesses. Such firms will likely compete with the Company in the marketing and sale of land for development, Additionally, if the Company forms joint partnerships for the construction of homes, it will compete with such firms for the acquisition of land, the hiring of sub-contractors, experienced management personnel, construction workers and other employees, and the sale of product. The Company also will compete for residential sales with the resale market for existing homes, multi-family home sales, including townhouses and condominiums, and with available rental properties.

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

         On November 16, 2000, the Operating Subsidiary filed a Disclosure Statement and Plan of Reorganization (the "Plan") with the Bankruptcy Court to satisfy its existing debts. The Disclosure Statement was approved by the Bankruptcy Court on January 19, 2001. The Plan has been presented to creditors for acceptance or rejection. Two secured creditors, the Bank of Little Rock and First Arkansas Valley Bank accepted the Plan, but the Liquidator for Resure rejected it. One creditor from the unsecured class accepted the Plan. At least two-thirds of each impaired class of creditors and more than one-half in number of the allowed claims of the class members entitled to accept or reject the Plan have to vote to accept it, however the Bankruptcy Court may still confirm the Plan if at least one of the impaired classes votes for it and the Bankruptcy Court finds the Plan does not discriminate unfairly. The hearing for confirmation of the Plan was set for February 21, 2001, but was delayed. As of the date of this Report, the Bankruptcy Court has not rescheduled a hearing to consider confirmation of the Plan. If the Plan is confirmed, all creditors listed in the petition will be bound by the terms and conditions set forth in the Plan. If the Plan is not confirmed, the Operating Subsidiary may be forced into Chapter 7, at which point the Operating Subsidiary will be forced to liquidate its assets to meet the obligations of the secured creditors and if any funds are available thereafter to meet the obligations of the unsecured creditors.

         As a result of the Operating Subsidiary's bankruptcy, all acts to collect Pre-petition Indebtedness and to enforce other existing contractual obligations of the Operating Subsidiary are stayed.

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

         A subsequent settlement agreement was entered between the Operating Subsidiary and Resure and on March 24, 2000, the Chancery Court approved the settlement (the "2000 Settlement Agreement"). Under the 2000 Settlement Agreement, the Operating Subsidiary would pay a cash payment of $3,987,353,95 for a full release of all claims by Resure against the Operating Subsidiary. The settlement payment was due not later than April 24, 2000. The Operating Subsidiary has not made this payment and Resure filed a Motion for Summary Judgement in the foreclosure action on July 13, 2000. The Operating Subsidiary's July 21, 2000, petition for bankruptcy stayed this action.

         On December 7, 2000, the Liquidator for Resure filed a Motion to Dismiss the Operating Company's petition for bankruptcy under Chapter 11 of the Bankruptcy Code, or in the alternative, Motion for the Appointment of a Trustee. In the motion, the Liquidator for Resure alleges that the Operating Subsidiary should have paid developer's fees to Resure on certain parcels of the Maumelle Property that were sold subsequent to the bankruptcy petition and that this was a diversion of funds. The Operating Subsidiary asserts that the 2000 Settlement Agreement is valid and as such no developer's fees are due Resure.

         In July 2001, the Liquidator for Resure submitted to the Bankruptcy Court a Competing Plan of Reorganization and a Disclosure Statement. The Competing Plan provides for the liquidation of the Operating Subsidiary's assets. A hearing has not been set to consider confirmation of the Competing Plan.

         On February 9, 2001, the Company submitted to the Bankruptcy Court a Motion to Sell Property Free and Clear of Liens and Claims. The motion pertained to an agreement with the Maumelle Water Management to sell approximately 3 acres of residential land in Maumelle, Arkansas for a price of $25,000 per acre. On February 16, 2001, the Liquidator for Resure filed a limited objection to the Motion. On April 16, 2001, the Bankruptcy Court issued an approval of the Motion authorizing the sale. On May 14, 2001, the Company received gross proceeds of $75,000 from the sale. From the proceeds, the Company paid the Bank of Little Rock $9,203 in interest due on the $200,000 note and a partial interest payment of $6,294 on the $400,000 note, and $20,000 in interest and $27,000 in principal on the debt owed to the First Valley Bank of Arkansas. The Company also paid $10,000 to reduce its debt to Resure from the proceeds of the sale.

         Subsequent to the Company's fiscal year-end, on November 13, 2001, the Liquidator for Resure submitted a Motion for Relief From Stay with the

Bankruptcy  Court  seeking   permission  to  continue  its  foreclosure  on  the
approximately 701 acres of the Large Residential Tract of the Maumelle Property used to secure the Resure Note.

         On December 20, 2001, the Operating Subsidiary and Resure reached a settlement agreement ("2001 Settlement Agreement")to resolve payment on the outstanding Resure Note, and accordingly the Resure Motions and Competing Plan of Reorganization currently before the Bankruptcy Court. The Bankruptcy Court entered an Order approving the 2001 Settlement Agreement on December 20, 2001, and dismissed all pending motions by Resure, subject to the Liquidator for Resure receiving approval of the agreement from the Circuit Court of Cook County, Illinois (the "Cook County Court"). The Cook County Court issued an Order approving the 2001 Settlement Agreement on January 9, 2002.

         The 2001 Settlement Agreement requires Resure to forebear from collecting on the Resure Note or entering any pleadings, hearings or other actions for a forbearance period ("Forbearance Period"). This Forbearance Period shall be through and including a date (the "Option A Date") which shall be the latter of a date (i) February 15, 2002, if the Resure Liquidator has obtained a written Order from Cook County approving the agreement on or before January 15, 2002, or (ii) a date which is one day for each day after January 15, 2002, until an Order is entered by Cook County; provided however, that if, on or before six days prior to the Option A Date, the Operating Subsidiary elects Option B by giving Resure written notice, then the Forbearance Period shall be through and including a date which shall be the latter of a date ("Option B Date")(i) April 15, 2002, if Resure Liquidator has obtained and given notice to the Operating Subsidiary of the entry of the Cook County Order prior to January 15, 2002, or
(ii) a date which is one day for each day after January 15, 2002, until an Order is entered by Cook County.

         Under the terms of the Agreement, the Liquidator for Resure agrees to accept $3,850,000 on or before the Option A Date in full satisfaction of all claims against the Operating Subsidiary. If the Operating Subsidiary elects the Option B Date, a payment of $3,987,353.95, plus simple interest at an annual rate of nine percent (9%) accrued from April 24, 2000, until the payment date will be due.

         If full payment required under Option A or Option B, is not timely rendered to Resure, the Operating Subsidiary has agreed to the entry of a Consent Foreclosure Decree and In Rem Judgment in the Pulaski County Chancery.

         There can be no assurance that the Operating Subsidiary will timely make the required payments due Resure under the agreement. If such payments are not made, Resure under the terms of the 2001 Settlement Agreement will be able to enter the Consent Foreclosure Decree and In Rem Judgment in the and foreclose on the 701 acres of the Maumelle Property.

         The Company intends to use the proceeds from the sale of approximately 451 acres of the Large Residential Tract to satisfy the terms of the 2001 Settlement Agreement with Resure. However, such a sale must be approved by the Bankruptcy Court, subsequent to notification to creditors and parties in interest of the terms and provisions of the proposed sale.

         There also can be no assurance the Plan will be approved by the creditors and the Bankruptcy Court or that the proposed sale of a portion of the Maumelle Property will be approved.

         If the Plan is approved, it provides for the Company's charter to be modified to prohibit the issuance of non-voting stock. Provided the Company is able to satisfy the terms of the 2001 Settlement Agreement, the Company intends to modify the Plan and seek its confirmation or dismiss the bankruptcy proceedings entirely.

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

         The high and low bid prices for shares of common stock of the Company for each quarter within the last two fiscal years are as follows:

                                          BID

Quarter Ending                           High                      Low
--------------                           ----                      ---

September 30, 1999                       .532                     .437

December 30, 1999                        .375                     .250

March 31, 2000                          1.00                      .281

June 30, 2000                            .510                     .125

September 30, 2000                       .250                     .013

December 30, 2000                        .180                     .0625

March 31, 2001                           .750                     .065

June 30, 2001                            .570                     .130

September 30, 2001                       .320                     .120

         These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB"), and reflect inter-dealer prices, without retail mark up, mark down or commission and may not reflect actual transactions.

HOLDERS

         The number of record holders of the Company's common stock was 928, as of September 30, 2001.

DIVIDENDS

         During the fiscal year ended September 30, 2001 and the fiscal year ended September 30, 2000, the Company did not declare any cash dividends with respect to its Common Stock. The Company does not expect to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, particularly since the Company has decided to focus on its primary business of developing and selling single-family lots due to its present illiquidity. There are no material restrictions limiting, or restrictions that are likely to limit, the Company's ability to pay dividends on its Common Stock in the future, except that the articles of incorporation of the Company permit the board of directors to approve the issuance of preferred stock having such rights as may be designated by the board without shareholder approval. Such rights may include preferences with respect to dividends as well as prohibitions against the declaration of dividends on Common Stock under certain circumstances.

         There was no issuance of unregistered securities during the fiscal year ended September 30, 2001.

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

RESULTS OF OPERATIONS

         COMPARISON OF YEAR ENDED SEPTEMBER 30, 2001 TO YEAR ENDED SEPTEMBER 30, 2000. For the year ended September 30, 2001, the Company experienced a loss of $2,115,003 compared with a loss of $2,376,488 for the year ended September 30, 2000. The difference in performance resulted primarily from a decrease in revenues from $853,569 in the year ended September 30, 2000, to $202,351 in the year ended September 30, 2001, a decrease of $650,218. The cost of sales for the year ended September 30, 2001, amounted to $10,278, resulting in a gross profit of $192,073. Despite the decrease in revenues, gross profits as a percentage of revenues increased to 94.92% in the year ended September 30, 2001 from 77.43% in the year ended September 30, 2000. The revenues for the year ended September 30, 2001, were increased by the recognition of $118,726 in deferred land sales profit.

         During the year ended September 30, 2001, operating expenses decreased to $504,896 from $758,520 in the year ended September 30, 2000, a decrease of $1,071,864 or 67.98%.

         Sales decreased by $683,520 for the year ended September 30, 2001, to $75,000 for the year ended September 30, 2001, from $758,520 for the year ended

September 30, 2000, as a result of decrease land sales of the Maumelle Property. Gross profit for the year ended September 30, 2001 was $192,073 a decrease of $468,832 from the gross profit of $660,905 for the year ended September 30, 2000.

         From the year ended September 30, 2001 to the year ended September 30, 2000, operating expenses decreased from $1,576,760 to $504,896, a decrease of $1,071,864 or 67.98%. The decrease was primarily attributable to a decreases in amortization of loan costs. Management expenses decreased from $141,444 for the year ended September 30, 2000, to $73,618 for the year ended September 30, 2001, a decrease of $67,827. The decrease was the result of a decrease in expense fees due to Maumelle Enterprises, a related party, of $73,618 for the year ended September 30, 2001, from $141,444 for the year ended September 30, 2000. For fiscal year ended September 30, 2001 and for the fiscal year ended September 30, 2000, accrued expense fees due to Maumelle Enterprises were unchanged at $66,329. Amortization of loan fees decreased from $542,795 in the year ended September 30, 2000, to $0 in the year ended September 30, 2001, a decrease of $542,795. Amortization of loan fees decreased to $542,795 in the year ended September 30, 2000, from $1,441,873 in the year ended September 30, 1999, a decrease of $899,078.

         Interest expenses increased by $343,612 to $1,619,187 during the year ended September 30, 2001 from $1,275,575 during the year ended September 30, 2000.

         The Company continues to accrue management fees, to the extent possible, to Maumelle Enterprises, a related party. However actual expenses, which include overhead and salaries, have been paid to Maumelle Enterprises during fiscal year ended September 30, 2001. During fiscal year, Mr. Todd was paid $30,000, a portion of the salary Mr. Todd was scheduled to be paid. The remaining amount of $210,000 has been accrued, bringing the balance accrued at September 30, 2001, to $618,671. Mr. Todd was going to accrue one-half or $10,000 of his $20,000 per month salary, but due to the financial condition of the Company has accrued more than scheduled. See ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-Maumelle Enterprises Inc., Agreement."

         The Company believes that its results of operations can improve in the future if it is able to reorganize the Operating Subsidiary under Chapter 11 of the United States Bankruptcy Code, satisfy its obligations under the 2001 Settlement Agreement with Resure, raise sufficient additional capital to restructure or retire its short-term debt into long-term debt and/or equity, and commence significant development operations through TradeArk Properties or other joint venture partners. The Company, through its interest in TradeArk Properties or other joint venture partners, intends to take advantage of an apparent increase in building activity in the City of Maumelle, summarized below. There can be no assurance, however, that such trends will continue or that the Company will be able to capitalize on these trends.

         245 permits were issued by the City of Maumelle for the construction of new single-family homes during the 2000 calendar year. From January through September 2001, 247 permits have been issued for the construction of new homes. Although there can be no assurance that such increase in activity will continue the Company believes that the level of home development activity in Maumelle will continue to increase in the future, for the following reasons:

         (1) The Country Club of Arkansas, a golf-oriented development in Maumelle, has completed improvements and opened its new golf course to the public in the Fall of 1996. As of September 30, 2001, this development has approximately 341 home sites remaining to be developed, and has developed and sold 468 homes. The owner/developer of the Country Club of Arkansas has placed substantial amounts of advertising and promotion into local print media which may produce a positive effect for future development activity in Maumelle.

         (2) In the period 1998 through 2000, 560 new jobs have been created in the City of Maumelle as a result of continuing industrial expansion. In the period 1990 through 2000, the SMSA of the Little Rock/North Little Rock area, which includes Maumelle, has shown a total increase of 20.55% in new jobs. However, with the current national economic downturn and other economic uncertainties, there can be no assurance that the city will continue to see such job expansion.

         The Company does not foresee any significant elements of income or loss that would arise outside of the ordinary course of business, except for the losses that would likely arise if the Company becomes unable to (i) liquidate property, or (ii) has to liquidate its property for less than fair market value, or (iii) if the Bankruptcy Court does not approve the Operating Subsidiary's Reorganization Plan, (iv) if the Company cannot meet the terms of the 2001 Settlement Agreement or (v) if the Bankruptcy Court does not approve the sale of the 450 acres of the Maumelle Property. If the sale of a portion of the Maumelle Property is not approved or the Plan is not confirmed by the Bankruptcy Court, the Operating Subsidiary may be forced into Chapter 7, at which point the Operating Subsidiary would be forced to liquidate its assets to meet the obligations of the secured creditors and if any funds are available thereafter to meet the obligations of the unsecured creditors. If the Company does not fulfill the terms of the 2001 Settlement Agreement, the Operating Subsidiary has agreed to the entry of a Consent Foreclosure Decree and In Rem Judgment in the Pulaski County Chancery. See ITEM 3, "LEGAL PROCEEDINGS."

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

         Liquidity Issues. As of September 30, 2001, the Company was in default on all of its loans in the amount of $11,888,992. This illiquity may prevent the Company from realizing or consummating any of its business plans, objectives, strategies, or transactions, unless its can restructure its short- term debt into equity or long-term debt and/or raise capital. Except for the short-term debt, the Company has minimal operating income and its primary source of funds to meet operating expenses for the last two years has been the liquidation of its real property inventory. There can be no assurance that the Company will be able to overcome its present illiquidity, raise sufficient capital to retire the debt, or generate sufficient revenues to pursue the business plans, objectives, strategies, or transactions discussed herein. Accordingly, the Company's status as a viable going business concern will be doubtful. If the Company has to liquidate portions of its Maumelle Property during fiscal year 2002 to satisfy its short-term debt, it may be at less than fair market value. If the Company is not able to meet its obligations under the 2001 Settlement Agreement, the Operating Subsidiary has agreed to the entry of a Consent Foreclosure Decree and In Rem Judgment in the Pulaski County Chancery. Additionally, if the Plan is rejected, the Operating Subsidiary could be forced into liquidation under Chapter 7 of the Bankruptcy Code, at which point the Operating Subsidiary would be forced to liquidate its assets to meet the obligations of the secured creditors, and if any funds are available thereafter, to meet the obligations of the unsecured creditors.

         The improvement of single-family lots and any subsequent home building and construction is capital-intensive and generally involve a high degree of leveraging and up-front expenses to improve it, and begin development. The Company intends to sell unimproved and improved lots from its Maumelle Property inventory. In order to facilitate the development of single-family lots and multi-family lots, the Company intends to form improvement districts, which will issue bonds. The proceeds from the sale of such bonds will be used to construct roads, utilities and other infrastructure improvements to the land necessary for the Company to sell finished lots, with or without homes constructed thereon, or larger tracts of land to builders or developers.

         The Company also intends to commence home building operations through its membership interest in TradeArk during the second quarter of fiscal year 2002. TradeArk intends to obtain a construction loan collaterized by the property, which is currently is encumbered by a $3,315,915 loan. There can be no assurance, however, that TradeArk will be able to obtain such loans. In addition, the Company will need to enter into joint ventures or other agreements with well-funded development partners to implement its growth strategies in the home building industry. There can be no assurance that the Company will be able to overcome its present illiquidity and raise sufficient additional capital or enter into joint venture or other development agreements with developers under terms that are favorable to the Company, or at all. See ITEM 3, LEGAL PROCEEDINGS," and the discussion below, "LIQUIDITY AND CAPITAL RESOURCES."

         Competition. The real estate development industry is highly competitive. In Arkansas--the geographic area in which the Company initially intends to sell residential lots and other property from its Maumelle Property inventory and to build homes through its interest in TradeArk Properties-- there are numerous large national and regional firms with significantly greater experience and financial resources than the Company currently possesses. Such firms will likely compete with the Company in the sale of land and for the sale of single-family homes, the acquisition of land for development, the hiring of sub-contractors, experienced management personnel, construction workers and other employees. See ITEM 2, "DESCRIPTION OF PROPERTY--POLICIES WITH RESPECT TO CERTAIN ACTIVITIES--Competitive Conditions."

         The Company currently has no material presence or reputation in Arkansas or any other area in the real estate development industry and does not have sufficient capital to commence significant development activities. For this and other reasons discussed herein, the Company may experience difficulties in competing with established developers.

         Lack of Experience. The Company has no operational experience in the real estate development industry, other than in the sale of property. Such inexperience may make it difficult for the Company to achieve its business plans and objectives, particularly given the existence of competition from more experienced and better capitalized companies.

         Interest Rates; Mortgage Financing. Demand for residential lots and homes, as well as for multi-family construction, is adversely affected by increases in interest rates. If interest rates increase, demand for homes and other projects the Company may develop may be significantly reduced due to prospective buyers' inability to obtain financing. Any adverse changes in the availability of Federal Housing Administration or Veterans Administration mortgage financing may also adversely impact the Company's housing sales.

         Many Factors Beyond The Company's Control. The nature of the real estate development industry is cyclical and is affected by various factors beyond the Company's control, including changes in the general and local economy, employment, availability of financing, interest rates, changes in demographics, housing demands, as well as changes in government regulations. Developers are subject to a number of other risks, including availability and cost of land, materials, and labor, weather conditions, construction delays, costs controls, and increases in real property taxes and local government fees.

LIQUIDITY AND CAPITAL RESOURCES

         INDEBTEDNESS AND OTHER LIQUIDITY REQUIREMENTS. The principal amount of the Company's total debt at September 30, 2001, included, without limitation, the following (see ITEM 2, "DESCRIPTION OF PROPERTY--MAUMELLE PROPERTY" for descriptions of encumbered properties referenced below):

                  $3,500,000 Resure Note, the amended recourse note, payable to Resure, matured September 1, 2000, secured by the approximately 701-acre Large Residential Tract; 10% interest, paid quarterly until October 1, 1996, then quarterly payments of principal and interest in the amount of $101,591.15 are required. The Resure Note is currently in default and a foreclosure action has been instituted against the Company. On July 21, 2000, the Operating Subsidiary filed a voluntary petition of bankruptcy under Chapter 11 of the Bankruptcy Code. As a result of the Operating Subsidiary's bankruptcy collection of all then existing debts, liabilities and obligations, including the foreclosure action against the Operating Subsidiary were stayed. Management believes the 2000 Settlement Agreement with Resure is in effect, and the balance owing on the Resure Note was $3,987,353 in principal and interest as of the Company's fiscal year end, and as of December 31, 2001. If the 2000 Settlement is found not to be in effect, the balance owing on the Resure Note was $4,949,171 as of the Company's fiscal year-end and $5,076,811 as of December 31, 2001. Although the Company is in default on this loan, collection of this unsecured pre-petition note is stayed under the Operating Subsidiary's bankruptcy petition. (See
                  ITEM 3, "LEGAL PROCEEDINGS," and ("-Certain Recent Events Relating to the Company's Indebtedness and Liquidity Requirements").

                  $200,000 non-recourse note payable to Davister Corp. (the "Davister Note"), matured January 9, 1996, unsecured; 9% interest payable at maturity. As of the Company's fiscal year-end, $321,150 in principal and interest was due on the note, and $326,192 as of December 31, 2001. Although the Company is in default on this loan, collection of this unsecured pre-petition note is stayed under the Operating Subsidiary's bankruptcy petition.

                  $6,717,740 in non-secured short-term debt financed by private sources ("Promissory Notes"). The Promissory Notes generally bear interest at a rate ranging from 10.9% to 14% per annum, with a weighted average as of the Company's year end of 11.03% per annum, and mature nine months from the date of issuance of each note. As of the Company's fiscal year-end, the Company was in default on the entire $6,717,740 short-term debt, plus $1,060,906 in interest. As of December 31, 2001, the Company is in default on the $6,717,740 plus interest in the amount of $1,237,566.

                  $1,750,000 in a commercial revolving line of credit from the First Arkansas Bank ("First Arkansas Line of Credit"), secured by approximately 286 acres of the Large Residential Tract of the Maumelle Property. Interest on the Line of Credit was payable at a fixed rate of 9.5% per annum and the loan matured on May 27, 1998, but was extended on the same terms to October 14, 2000. The line of credit was modified to mature on October 14, 2001, at which time all principal and interest is due and payable. The modified line of credit of $1,295,000 (which does not allow the Company to draw on the credit line as it is reduced through payments) has an interest rate of 11% per annum and requires three payments of interest only commencing January 14, 2001 and continuing at quarterly time intervals thereafter. As of September 30, 2001, an aggregate of $1,051,801 in principal and interest was outstanding on the First Arkansas Line of Credit and $1,078,834, as of December 31, 2001. Although the Company is in default on this loan, collection of this pre-petition obligation is stayed under the Operating Subsidiary's bankruptcy petition.

                  $400,000 in a commercial revolving line of credit from the Bank of Little Rock (the "Little Rock Credit Line I"), secured by 11 acres of the Multi-Family Maumelle Property. The Little Rock Credit Line I bears interest at a fixed rate of 10.5% per annum. The $400,000 line of credit matured on January 10, 2001 but was extended to April 5, 2002, when a balloon payment consisting of the entire principal balance and accrued interest under the line is due and payable. The balance owing in principal and interest on the Little Rock Credit Line I as of the Company's fiscal year- end was $446,990 and $457,564 as of December 31, 2001. Although the Company is in default on this loan because the required interest payments were not made, collection of this unsecured pre- petition note is stayed under the Operating Subsidiary's bankruptcy petition.

                  $200,000  in a  commercial  revolving  line of credit from the
                  Bank of Little Rock (the "Little Rock Credit Line II"), secured by 11 acres of the Multi-Family Maumelle Property. The $250,000 Little Rock Credit Line II bears interest at a fixed rate of 10.5% per annum. The $200,000 line of credit matured on January 10, 2001, but was extended to April 10, 2002 and increased to $200,912.50, when a balloon payment consisting of the entire principal balance and accrued interest is due and payable. As of the Company's fiscal year-end, an aggregate of $216,837 in principal and interest was outstanding on the Bank of Little Rock Line of Credit II and $222,154 as of December 31, 2001. Although the Company is in default on this loan because the required interest payments were not made, collection of this unsecured pre-petition note is stayed under the Operating Subsidiary's bankruptcy petition. See ITEM 3, "LEGAL PROCEEDINGS."

         CERTAIN RECENT EVENTS RELATING TO THE COMPANY'S INDEBTEDNESS AND LIQUIDITY REQUIREMENTS

         As of the fiscal year-end and as of the date of this Report, the Company was in default on all of the above debt. Management has been notified by New England International Surety Inc.(the "Surety"), the firm that issued the surety bonds for the Promissory Notes, that it has been served with a class action suit in federal court. As such, even though the Company has defaulted on the Promissory Notes, the Surety will not be able to make interest or principal payments to the noteholders until the action is settled.

         The Company has been in default on the Resure Note since July 1, 1998 (see discussion above). As discussed in other sections of this Report, the Operating Subsidiary filed for relief under Chapter 11 in the Bankruptcy Court on July 21, 2000. The Bankruptcy Petition stayed the foreclosure action instituted by the Resure Liquidator against the Operating Subsidiary in the Chancery Court of Pulaski County, Arkansas seeking to foreclose on approximately 701 acres of the Large Residential Tract of the Maumelle Property that secures the Resure Note and Developer's Fees. On March 24, 2000, the Chancery Court approved a settlement whereas the Operating Subsidiary would pay a cash payment of $3,987,353,95 for a full release of all claims by Resure against the Operating Subsidiary. The settlement payment was due not later than April 24, 2000. The Operating Subsidiary did not meet this payment and filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on July 21, 2000. On December 7, 2000, Nathaniel S. Shapo, the Director of Insurance for the State of Illinois, in his capacity as Liquidator ("Liquidator") of Resure, Inc. ("Resure"), filed a Motion to Dismiss (the Operating Subsidiary's petition for bankruptcy), or in the alternative, Motion for the Appointment of a Trustee.

      In July 2001 the Resure Liquidator submitted to the Bankruptcy Court a Competing Plan of Reorganization and a Disclosure Statement. The Competing Plan provides for the liquidation of the Operating Subsidiary's assets. A hearing has not been set to consider confirmation of the Competing Plan. See ITEM 3, "LEGAL PROCEEDINGS."

         Subsequent to the Company's fiscal year-end, On November 13, 2001, the Liquidator for Resure submitted a Motion for Relief From Stay with the
Bankruptcy Court seeking permission to continue its foreclosure on the approximately 701 acres of the Large Residential Tract of the Maumelle Property used to secure the Resure Note.

         On December 20, 2001, the Operating Subsidiary and Resure entered into the 2001 Settlement Agreement to resolve payment on the outstanding Resure Note, and accordingly the Resure Motions and Competing Plan of Reorganization currently before the Bankruptcy Court. The Bankruptcy Court entered an Order approving the 2001 Settlement Agreement on December 20, 2001, and dismissed all pending motions by Resure, subject to the Liquidator for Resure receiving approval of the agreement by the Cook County Court. The Cook County Circuit Court entered an Order approving the 2001 Settlement Agreement on January 9, 2002.

         The unsecured Davister Note has matured, and collection on this pre-petition obligation is stayed under the Operating Subsidiary's bankruptcy petition.

         Although the Bank of Little Rock Lines of Credit I and Credit II matures on April 5, and April 10, respectively, both lines of credit are in default due to the Company's failure to meet the required interest payments. However collection of both lines of credit is stayed under the Operating Subsidiary's bankruptcy petition.

         The First Arkansas Line of Credit matured on October 14, 2001 and is in
default;   however  collection  is  stayed  under  the  Operating   Subsidiary's
bankruptcy petition.

         In addition to the foregoing debt and other liquidity requirements, the Company will, within six months after the date of this Report, require general working capital to cover overhead and administrative expenses in the amount of at least $500,000.

         The Company's current liquidity problems prevent the Company from conducting any meaningful business activities other than selling assets from the Maumelle Property. Although management anticipates utilizing all or a portion of the Maumelle Property to satisfy the financial requirements of the Plan, if approved by the Bankruptcy Court, and/or raise equity, there can be no assurance that the Bankruptcy Court will approve the Operating Subsidiary's Reorganization Plan or that the Company will be able to raise sufficient capital to meet its financial requirements and cure the Company's liquidity problems. If the Plan is not confirmed, the Operating Subsidiary may be forced into Chapter 7, at which point the Operating Subsidiary would be forced to liquidate its assets to meet the obligations of the secured creditors and if any funds are available thereafter to meet the obligations of the unsecured creditors. Accordingly, the Company's status as a viable going business concern will be doubtful. See ITEM 3, "LEGAL PROCEEDINGS," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - - Certain Capital Raising Transactions."

         CERTAIN  CAPITAL  RAISING  TRANSACTIONS.  During the fiscal  year ended
September  30,  2001,  the  Company   obtained  capital  through  the  following
transactions:

                  The Company sold 3 acres of the Large Residential Tract of the Maumelle Property to an unaffiliated third party, for a price of $75,000 with net proceeds used to pay down bank debt and Resure.

         SUBSEQUENT EVENTS

                  The Operating Subsidiary on December 20, 2001, entered into an agreement with an unaffiliated third party to sell 451 acres of the Large Residential Property for a total purchase price of $4,000,000. However, the sale is conditioned upon the Bankruptcy Court granting approval for the sale. The Company intends to use the proceeds to satisfy the 2001 Resure Agreement. See ITEM 3, "LEGAL PROCEEDINGS."

         PROSPECTIVE SOURCES OF LIQUIDITY. Current operating cash flows will not be sufficient to service the Company's existing debt or the Company's anticipated operating cash needs. The Company currently has insufficient funds to retire its short-term debt. Due to the Company's inability to meet its short-term obligations, the Operating Subsidiary, which holds substantially all of the Company's assets, filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on July 21, 2000. If the Company cannot restructure this debt and/or raise additional equity or capital, the Company's status as a viable going business concern will remain doubtful.

         To raise sufficient funds to generate income necessary to discharge its obligations under the 2001 Settlement Agreement with Resure and the Plan, assuming the Plan is approved by the creditors and the Bankruptcy Court, the Company has contracted to sell 451 acres of the Large Residential Tract for a purchase price of $4,000,000. However, the sale is conditioned upon the approval of the Bankruptcy Court. See ITEM 3, "LEGAL PROCEEDINGS." Management anticipates the property will close by the first week of February 2002. The Company also intends to list 11 acres of Multi-Family Lots for sale during the first quarter of 2002.

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

         The Company is also exploring opportunities to/or develop and sell portions of its Maumelle Property with joint venture partners.

         With respect to prospective long-term liquidity, the Company intends to generate the bulk of its cash from operations by developing and selling residential lots in the City of Maumelle. At present, Management believes that the most likely sources of substantial cash flow during the next two years are
1) the development and sale of single-family lots of the approximately 3,500 single-family home sites it owns in Maumelle; (2) the development and sale of single-family homes in Maumelle, Arkansas by TradeArk Properties; and (3)the liquidation of property which Management considers unsuitable for the Company's purposes, or as required. See ITEM 1, "DESCRIPTION OF BUSINESS--BUSINESS OF THE COMPANY--GROWTH STRATEGIES."

         The Company intends to raise operating capital by selling debt and/or equity securities to the public or in private transactions. There can be no assurance, however, that such public or private offerings will be successful.

         COMPARISON OF YEAR ENDED SEPTEMBER 30, 2001 TO YEAR ENDED SEPTEMBER 30, 2000. At September 30, 2001, the Company had total assets of $7,981,931, a decrease of $649,621 or 7.53% from the Company's total assets as of the fiscal year ended September 30, 2000. The Company had cash of $134 at September 30, 2001, compared to $51,932 on September 30, 2000, a decrease of $51,798 or 99.74%. This decrease was a result of operating losses for the fiscal year ended September 30, 2001. See "LIQUIDITY AND CAPITAL RESOURCES" above.

         Accounts receivable decreased from $5,775 on September 30, 2000 to $150 on September 30, 2001, a decrease of $5,625. Notes receivable decreased by $457,520 on September 30, 2000 to $0 on September 30, 2001.

         The carrying value of the Company's real estate holdings decreased by $10,278 during the year, from $5,367,788 in fiscal year ended September 30, 2000 to $5,357,510 in fiscal year ended September 30, 2001. The net decrease was a result of the sale of approximately 3 acres of single-family land of the Maumelle Property to an unrelated third party.

         Total liabilities of the Company as of September 30, 2001, were $15,655,688 an increase of $1,390,382 from the September 30, 2000's total of $14,265,306. The current liability for notes payable decreased by $322,316 during the fiscal year ended September 30, 2001, from $12,011,309 to $11,688,993. The decrease was the result of net payments on a promissory note in the amount of $320,000 to First Arkansas Valley Bank and net payments of other loans in amounts totaling $2,316.

         Accounts payable and accrued expenses increased by $1,727,436, to $3,572,403, as of September 30, 2001 from $1,844,967, as of September 30, 2000.

         Accrued interest increased by $1,526,781 from $1,349,450, as of September 30, 2000, to $2,876,231, as of September 30, 2001, as a result of the nonpayment of interest on the Resure Note and the Promissory Notes.

         Shareholders' Equity decreased by $2,040,003 or 36.2% during the fiscal year. The decrease is a result of a net operating loss of $2,171,503 for the year ended September 30, 2001.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS AND EXECUTIVE OFFICERS

                                             Date of          Expiration of
Name               Age     Position          Election         Director Term
----               ---     --------          --------         --------------

Michael G. Todd     52     Chairman,         7/95             2002 or until
                           President                          Successor
                           and Secretary                      elected

Robert R. Neyland   46     Director          4/94 to          5/01


Thomas Blake        68     Director          3/97             2002 or until
                                                              successor
                                                              elected


David R. Paes       47     Vice President,   7/95             N/A
                           Treasurer and
                           Assistant Secretary

Raymond Baptista    59     Director          5/01             2002 or until
                           Vice President                     successor
                           Of Finance                         elected

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

ROBERT R. NEYLAND. Director. On May 15, 2001, Robert R. Neyland resigned as Director of the Company for personal reasons. Neyland is President and co-founder of Applerock Funding Corporation, which was organized in 1998 to originate and acquire loans secured by first liens on manufactured housing lots. He is also a director of Collins Financial Service, Inc., a private debt collection company, director of FiData Inc., an Internet technology company, and a director and officer of Iron Harbor Development Group, LLC, a real estate development company.

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

RAYMOND C. BAPTISTA. Director and Vice President - Finance. Baptista has 25 years experience in banking and finance, both nationally and internationally. He has also been actively involved in real estate acquisitions and development and was president and CEO of a national real estate management company. Mr. Baptista was appointed by the Board of Directors as successor to Mr. Neyland on May 15, 2001, to serve as director until 2002, or until a successor is elected by the Company's shareholders. Mr. Baptista has served as director of Summa Energy Development Corp., a mining services company, since July 2001.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         During the past five years, any director, person nominated to become a director, executive officer, promoter or control person of the Company:

         (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time; The officers and directors of the Company due to the Operating Subsidiary filing a voluntary petition under Chapter 11 of the Bankruptcy Code.

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

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to the compensation that was paid in the 2001 fiscal year to the Company's executive officers.

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

                                               LONG-TERM COMPENSATION

ANNUAL COMPENSATION    AWARDS      PAYOUTS

(a)       (b)     (c)       (d)    (e)      (f)     (g)      (h)    (i)

Name &   Year    Salary     Bonus  Other     Res-   Securi-  LTIP  All
Prin-    or        ($)      ($)    Annual    tric-  ties     Pay-  Other
cipal    Period                    Compen-   ted    Under-   outs  Compen-
Position Ended                     sation    Stock  Lying          sation
                                                    Options

Michael 9/30/01  $240,000(1) 0     0         0      0        0     0
Todd,
Chairman/
President

David   9/30/01   0          0     0         0       0       0     0
Paes(2)

(1) Michael G. Todd has been employed as President of the Company since November 1994. During fiscal year, Mr. Todd was paid $30,000, which is deferred and current compensation for the period October 1, 2000, through September 30, 2001. For the fiscal year, Mr. Todd deferred $210,000. Mr. Todd was supposed to accrue one-half or $10,000 of his $20,000 per month salary, but to the financial condition of the Company has accrued more than scheduled.

(2) David Paes has been Vice-President of the Company since July 1995, and devotes approximately 40% of his time to its operations. Paes has received no salary from the Company from July 1995 through September 30, 2001.

         The Company does not have any qualified or non-qualified stock or option plans for its employees.

         The Company has a five-year written agreement with Todd to perform the duties of President. Under the agreement, which became effective on October 1, 1995, Todd is to be compensated at a rate of $20,000 per month. The agreement expired on September 30, 2000. The Company is not party to any other employment agreements. As of the date of this Report, the Company has not executed a new employment agreement with Todd, but continues to employ Mr. Todd under the terms of the expired employment agreement.

DIRECTOR COMPENSATION

         Outside directors are compensated for their services in the amount of $500 per month. The deferred director compensation for outside directors Neyland and Campbell in the amount of $59,500 has been written-off by the Company as a liability, and outside director Blake has agreed to defer such compensation until the Treasurer of the Company determines that sufficient funds are available to make such payments. Such compensation has been deferred for the fiscal year ended September 30, 2001 in the amount of $6,000. Management anticipates that the outside directors will continue to defer their compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the beneficial ownership of shares of Common Stock as of September 30, 2001, for (i) each person who is known by the Company to be the beneficial owner of more than a 5% interest in the Company,
(ii) directors of the Company, (iii) the sole "named executive officer" of the Company, as defined in Item 402(a)(2) of SEC Regulation S-B, and (iv) the directors and named executive officer of the Company as a group. Unless otherwise indicated in the footnotes, all such interests are owned directly, and the indicated person or entity has sole voting and investment power. Addresses are provided only for 5% or greater owners.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                       Name and
Title of Class         address of                  Amount and           Percent
                       beneficial                  nature of bene-      of class
                       owner(1)                    ficial owner

Common Stock           Michael G. Todd(2)          2,897,589 shares     68.59%

Common Stock           Robert R. Neyland           0 shares                 0%

Common Stock           Thomas Blake                0 shares                 0%

Common Stock           Raymond Baptista            0 shares                 0%

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

         MAUMELLE ENTERPRISES, INC. AGREEMENT. The Company has an oral agreement with Maumelle Enterprises, Inc. to provide management and administrative services for the Maumelle Property. Currently, Maumelle Enterprises manages the Company's inventory of property, oversees any sale of property, and manages administrative matters such as ensuring payment of taxes, mortgages and other expenditures incurred in management of the property. Maumelle Enterprises also represents the Company at local and state hearings that may affect the Company's property. It has no clients other than the Company and DeHaven Todd Limited Partnership, an Arkansas limited partnership ("DTLP"), which is owned almost entirely by Michael G. Todd and John W. DeHaven. David Paes and Mary Peyton each owns 50% of the outstanding shares of Maumelle Enterprises, as of the date of this Report. Mary Peyton, the President of the Home Construction Subsidiary, receives a salary of $24,000 per annum as an officer of Maumelle Enterprises. David Paes, an officer of the Company, receives a salary of $58,800 per annum as an officer of Maumelle Enterprises.

         Under the oral management and administrative services agreement, payment to Maumelle Enterprises for management services depends upon the actual services rendered in a given month and the current liquidity of the Company. If funds are not available, Maumelle Enterprises has agreed to defer payment of its management fees to the extent possible. For the fiscal year ended September 30, 2001, the Company paid Maumelle Enterprises $73,618 in expenses, which included overhead expenses, and salaries. No management fees were accrued during the fiscal year ended September 30, 2001.

         SUBLEASING OF OFFICE SPACE. The Company is currently subleasing its principal office space in Torrance, California from DTC, a California partnership. The partnership, owned equally by Michael G. Todd and John W. DeHaven charges the Company $2,230 per month. The Company paid DTC the total of $18,302 and accrued $1,190 in rental payments for the fiscal year ended September 30, 2001.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)     FINANCIAL STATEMENTS AND EXHIBITS

         FINANCIAL STATEMENTS


CAPITOL COMMUNITIES CORPORATION, INCLUDING PREDECESSOR CORPORATION AND SUBSIDIARIES.

Report of Independent Auditors.............................................. F-1

Balance Sheet as of September 30, 2001...................................... F-2

Statements of Operations for the Years Ended
September 30, 2001 and 2000................................................. F-3

Statements of Changes in Shareholders' Equity
September 30, 2001.......................................................... F-4

Statements of Cash Flows for the Years Ended
September 30, 2001 and 2000................................................. F-5

Notes to Financial Statements............................................... F-6

                              BAUM & COMPANY, P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS
                        1515 UNIVERSITY DRIVE - SUITE 209
                          CORAL SPRINGS, FLORIDA 33071


                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Capitol Communities Corporation, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Capitol Communities Corporation, Inc. and its wholly-owned subsidiaries as of September 30, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2001, and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were unable to obtain sufficient evidence of the carrying value of the Company's investment in its Trade Ark Properties Joint Venture of $ 2,616,886 at September 30, 2001 from an independent party, nor were we able to satisfy ourselves as to the carrying value by other auditing procedures. As discussed below in Note 3, the disposition of thePlan of Bankruptcy may ultimately cause the Company to realize substantial losses on its assets in liquidation.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to obtain sufficient evidence of the carrying value of the Company's investment in its Trade Ark Properties Joint Venture, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Capitol Communities Corporation, Inc. and wholly-owned subsidiaries as of September 30, 2001 and the results of its operations and its cash flows for the years ended September 30, 2001 and 2000 in conformity with generally accepted accounting principles.

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


/s/  BAUM & COMPANY, P.A.
-------------------------
     BAUM & COMPANY, P.A.

Coral Springs, Florida
January 13 2002




                         CAPITOL COMMUNITIES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2001



Current Assets
       Cash                                                            $               134
       Other Current Assets                                                          1,143
                                                                       --------------------
                Total Current Assets                                                 1,277

Plant property and equipment
       Furniture and Equipment, net of accumulated depreciation of $9,995            6,264


Other Assets
       Land and Real Estate Holdings                                             5,357,510
       Investment in Trade Ark Properties                                        2,616,880
                                                                       --------------------
                Total Other Assets                                               7,974,390
                                                                       --------------------

                Total Assets                                           $         7,981,931
                                                                       ====================




Current Liabilities
       Notes Payable                                                            11,688,993
       Accounts Payable & Accrued Expenses                                       3,572,403
                                                                       --------------------
                Total Current Liabilities                                       15,261,396

Non Current Liabilities                                                                  -

Liabilities of Subsidiary Subject to Compromise                                    394,292
                                                                       --------------------

                Total Liabilities                                               15,655,688

Shareholders' Equity

       Preferred stock-$.01 par value, none issued                                       -
       Common Stock-$.01 par value, 40,000,000 shares authorized                    77,700
                7,770,050 shares issued and outstanding
       Additional Paid in Capital                                                7,504,513
       Treasury Stock                                                           (4,795,852)
       Accumulated Deficit                                                     (10,460,118)
                                                                       --------------------

                Total Shareholders' Equity                                      (7,673,757)

                Total Liabilities and
                Shareholders' Equity                                   $         7,981,931
                                                                       ====================


               See Accountant's Report and Supplemental Footnotes



                         CAPITOL COMMUNITIES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                       2001                    2000
                                                 -----------------        ----------------

Revenues:
      Sales                                      $         75,000         $       758,520
      Miscellaneous Income                                  8,625                   8,532
      Recognition of Deferred Land Sale Profit            118,726                  85,517
                                                 -----------------        ----------------

      Gross Revenues                                      202,351                 852,569

      Cost of Sales                                        10,278                 191,664
                                                 -----------------        ----------------

Gross Profit                                              192,073                 660,905

Operating Expenses:
      General & Administrative
      Expenses                                            504,896               1,576,760
                                                 -----------------        ----------------

Net Income (Loss) Before
      Other Income/Expense                               (312,823)               (915,855)

Other Income (Expense)
      Operations of Unconsolidated Investments           (240,657)               (191,180)
      Writeoff of Director's Fees payable                  56,500
      Interest Income                                       1,164                   6,122
      Interest Expense                                 (1,619,187)             (1,275,575)
                                                 -----------------        ----------------

Net Income (Loss) from continuing operations
      before Income Taxes                        $     (2,115,003)        $    (2,376,488)

Provision for Income Taxes
                                                 -----------------        ----------------

Net Income (Loss)                                $     (2,115,003)        $    (2,376,488)
                                                 =================        ================


Earnings per Share-Basic
      Net Income (Loss)                          $         (0.500)        $        (0.568)
                                                 =================        ================


                                                 -----------------        ----------------
Weighted average shares outstanding:                    4,230,361               4,181,348
                                                 =================        ================


               See Accountant's Report and Supplemental Footnotes




                         CAPITOL COMMUNITIES CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001


                                               Common       Additional      Treasury        Retained
                                 Shares         Stock     Paid in Capital     Stock         Earnings
---------------------------------------------------------------------------------------------------------

Balances at 9/30/99, as
   previously reported            7,630,050      $ 76,300    $ 7,470,913     $(4,795,851)   $ (6,043,627)

Prior period adjustment- error
in accrual of income tax liability
in 1999 that should not have
been recorded                                                                                     75,000
                              ---------------------------------------------------------------------------

Balances at 9/30/99
   as restated                    7,630,050      $ 76,300    $ 7,470,913     $(4,795,851)   $ (5,968,627)


Common Stock Issued
   for services                     140,000         1,400         33,600

Net Income (Loss)
   for the year ended 9/30/00                                                                 (2,376,488)
---------------------------------------------------------------------------------------------------------

Balances at 9/30/00,
   as restated                    7,770,050      $ 77,700    $ 7,504,513     $(4,795,851)   $ (8,345,115)



Net Income (Loss) for the
   year ending 9/30/2001                                                                      (2,115,003)
                              ---------------------------------------------------------------------------


Balance at 9/30/01                7,770,050      $ 77,700    $ 7,504,513     $(4,795,851)   $(10,460,118)
                              ===========================================================================




               See Accountant's Report and Supplemental Footnotes



                         CAPITOL COMMUNITIES CORPORATION
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                     2001            2000
                                                                     ----            ----

Cash Flows from Operating Activities:
      Net Loss                                                  $   (2,115,003)  $  (2,376,488)
      Amortization                                                                     758,367
      Depreciation                                                       2,179           7,602
      Common Stock Issued for Services                                                  35,000
      Adjustments to Reconcile Income
      to Net Cash Used for operating Activities
           (Increase) Decrease in Other Assets                           5,915          47,581
           (Increase) Decrease in Real Estate Holdings                  10,278         184,589
           (Increase) Decrease in Investments                          121,931         105,663
           Increase (Decrease) in Accounts Payable and
              Accrued Expenses                                       1,787,698         828,445
                                                                ---------------  --------------

      Net Cash Used for Operations                                    (187,002)       (409,241)


Cash Flows from Investing Activities:
      Collections of Notes Receivable                                  457,520         383,000
      Writeoff of Note Receivable                                                      144,000
      Increase in Notes Receivable                                                    (457,520)
      Disposal of Furniture and Fixtures                                                 9,568
      Acquisition of Furniture and Fixtures                                             (1,829)
                                                                ---------------  --------------

      Net Cash Provided (Used) in Financing Activities                 457,520          77,219


Cash Flows from Financinging Activities:
      Increase in Notes Payable                                          2,516         461,349
      Payment of Notes Payable                                        (324,832)       (738,065)
      Loan Origination Fees                                                           (203,711)
                                                                ---------------  --------------

      Net Cash Provided (Used) in Investing Activities                (322,316)       (480,427)


Net Increase (Decrease) in Cash                                        (51,798)       (812,449)

Beginning Cash                                                          51,932         864,381
                                                                ---------------  --------------

Ending Cash                                                     $          134   $      51,932
                                                                ===============  ==============


Supplemental Information:
Operating cash  flows  from  reorganization  items:
      Professional fees paid for services rendered in connection with the Chapter 11 proceeding, included in net cash used
      in operating activities                                   $            -   $     (15,000)

Interest paid                                                   $       84,011   $     418,986




               See Accountant's Report and Supplemental Footnotes

                CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

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

         In February, 1994 Petro Source Energy Corporation transferred the majority of its holdings in the common shares of the predecessor corporation, AWEC Resources, Inc., to Prescott Investments Limited Partnership and Charlie Corporation. Michael G. Todd is a beneficial owner of Prescott Investments and the Company. Herbert Russell and John DeHaven, affliates of Mr. Todd, were beneficial owners of the Company until June 1999. These shares were transferred in consideration for public relations services provided by Prescott Limited Partnership and Charlie Corporation to Petro Source. Such services were deemed by Petro Source to be integral and indispensable to the concurrent acquisition of approximately 2,041 acres of land in Maumelle, Arkansas by the Company's Operating Subsidiary. The Company was not a party to the transfer of shares. The Company did not issue any new shares pursuant to the acquisition of the land. Accordingly, the transfer of shares did not affect the capitalization of the Company, and was non-dilutive to all other shareholders.

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

D.       INCOME TAXES
         ------------

         In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has net operating losses (NOL's) of approximately $12,900,000 expiring in the years 2009 through 2021.

         Deferred tax benefit (34% statutory rate)
                                                               $ 4,386,000
         Valuation allowance                                   $ 4,386,000
                                                               ===========
                    Net Benefit                                $    0


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

         The Company and its Subsidiaries maintain cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2001 the company had less than $100,000 on deposit resulting in no concentration of credit risk from uninsured bank balances.

H.       EARNINGS/LOSS PER SHARE
         -----------------------

         Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the fiscal years ended September 30, 2001 and 2000 were 4,230,361 and 4,181,348, respectively.

NOTE 2 - GOING CONCERN CONSIDERATIONS
         ----------------------------

         The company has incurred significant losses from operations for the current year, has a substantial accumulated deficit, has non-productive assets and is highly illiquid. The Company is currently in default on all of its loans including a $3.4 million mortgage, a $975,000 mortgage, two secured loans totaling $600,000 and $6,717,740 in short term unsecured debt. No claim for payment has been made for a $200,000 note due January 6, 1996. Management has begun implementation of plans to make the company more viable. The ultimate outcome of these plans can not be determined.

         The Company's wholly owned subsidiary, Capitol Development of Arkansas, Inc., which holds substantially all of the Company's assets, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Eastern Division on July 21, 2000.

         On November 16, 2000, the Operating Subsidiary filed a Disclosure Statement and a Plan of Reorganization (the "Plan") with the Bankruptcy Court to satisfy its existing debts. The Plan has been be presented to creditors for acceptance or rejection. Two secured creditors, the Bank of Little Rock and First Arkansas Valley Bank accepted the Plan, but the Liquidator for Resure rejected it. One creditor from the unsecured class accepted the Plan. At least two-thirds of each impaired class of creditors and more than one-half in number of the allowed claims of the class members entitled to accept or reject the Plan have to vote to accept it, however the Bankruptcy Court may still confirm the Plan if at least one of the impaired classes votes for it and the Bankruptcy Court finds the Plan does not discriminate unfairly. The hearing for confirmation of the Plan was set for February 21, 2001, but was delayed. As of the date of this Report, the Bankruptcy Court has not rescheduled a hearing to consider confirmation of the Plan. The
         Bankruptcy Court approved the Operating Subsidiary s Disclosure Statement on January 19, 2001.

         On December 7, 2000, Nathaniel S. Shapo, the Director of Insurance for the State of Illinois, in his capacity as Liquidator ("Liquidator") of Resure, Inc. ("Resure"), filed a Motion to Dismiss (the Operating Subsidiary's petition for bankruptcy), or in the alternative, Motion for the Appointment of a Trustee.

         On December 20, 2001, the Operating Subsidiary and Resure reached a settlement agreement ("2001 Settlement Agreement") to resolve payment on the outstanding Resure Note, and accordingly the Resure Motions and Competing Plan of Reorganization currently before the Bankruptcy Court. The Bankruptcy Court entered an Order approving the 2001 Settlement Agreement on December 20, 2001, and dismissed all pending motions by Resure, subject to the Liquidator for Resure receiving approval of the agreement by the Circuit Court of Cook County, Illinois (the "Cook County Court"). The Cook County Court issued an Order approving the 2001 Settlement Agreement on January 9, 2002.

         If the Plan is not confirmed, the Operating Subsidiary may be forced into Chapter 7, at which point the Operating Subsidiary would be forced to liquidate its assets to meet the obligations of the secured creditors and if any funds are available thereafter to meet the obligations of the unsecured.

         There can be no assurance the plan will be approved, or if approved it may not be approved under the terms submitted. Accordingly the Company has accrued interest through September 30, 2001 on the Resure debt and all other debt. The company has not adjusted the carrying value of its real estate assets. In all cases the amount of secured debt exceeds the carrying value of the land.

NOTE 3 - SUBSIDIARY'S PETITION FOR RELIEF UNDER CHAPTER 11
         -------------------------------------------------

         As noted above, on July 21, 2000, the Company's subsidiary, Capitol Development of Arkansas, Inc. (the Debtor) filed a petition for relief under Chapter 11 of the federal bankruptcy law in the United States Bankruptcy Court for the Eastern District of Arkansas. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the September 30, 2001, Balance Sheet as "Liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets (secured claims) also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's real property. Under the American Institute of Certified Public Accountants SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the debtors secured debt is not classified as Liabilities subject to compromise. Under SOP 90-7 secured debt is considered a Liability subject to compromise if the fair value of the collateral is less than the allowed liability. It is management's belief that the fair value of the secured collateral for each debt exceeds the allowed liability.

         At  September  30,  2001  the  summary  financial   statements  of  the
         subsidiary, without elimination of intercompany accounts are as follows

         Cash                                                               59
         Other Current Assets                                           13,200
         Real Estate                                                 5,357,510
         Investment in TradeArk                                      2,616,880
         Other Assets                                                   54,849

         Total Assets                                                8,042,498
                                                                     =========

         Notes Payable                                               4,971,253
         Accounts Payable and Accrued Expenses                       1,334,210
         Liabilities Subject to Compromise                             621,666

         Total Liabilities                                           6,927,129
                                                                     =========


         Included above are Intercompany receivables of $10,949. Intercompany Payables of $227,374. Investment in a subsidiary of $50,000.

         Revenues, net of cost of sales                               $192,073
         Operating Expenses                                            127,398
         Interest                                                      537,593
         Loss of unconsolidated subsidiary                             240,657

         Net Loss                                                     (712,539)
                                                                     =========


NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE
         ---------------------------------

         As a result of the Operating Subsidiary's bankruptcy petition all then existing debts, liabilities and obligations of the subsidiary matured and became due and payable. All acts to collect these debts and liabilities are stayed. The pre-petition debt is reflected on the Company's Consolidated Balance Sheet as Liabilities Subject to Compromise. At September 30, 2001 the Liabilities Subject to Compromise consist of the following

         Accounts Payable                                             $ 73,142
         Accrued Interest Payable                                      121,150
         Notes Payable                                                 200,000
         Intercompany Account Payable                                  227,374
                                                                      ========
                                                                      $621,666
--------------------------------------------------------------

         The Intercompany Account Payable is eliminated on the Company's Consolidated Balance Sheet leaving the balance of $394,292 shown on the Consolidated Balance Sheet.

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

         During the fiscal year ended September 30, 2001, the Company paid Maumelle a total of $73,618 and owes $66,329 for fees due for fiscal year 2000.

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

         As of September 30, 2001, the principal balance due was $3,395,189, and the company was in arrears on its $101,591 payment since July 1, 1998. The Company did not pay the Mortgage on its maturity date. Accrued interest through September 30, 2001 is approximately $1,553,982, including defaulted interest and late fees. The receiver for the Resure, Inc. liquidation has filed suit against the Company seeking judgment in the sum of $5.5 million for amounts due under the promissory note and a developers fee as per a settlement agreement dated September 30, 1997. The mortgage is secured by 701.3 acres of land in Maumelle, Arkansas, with cost basis of $3.473 million.

         Management had been in discussion with the Liquidator for Resure, Inc., to make settlement arrangements and had reached an agreement. Under the agreement a payment of the principal and accrued interest due under the promissory note, approximately $3.99 million would satisfy the mortgage and developers fee. The Company was unable to pay the settlement amount by the payment date specified in the agreement.

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

         Additionally, the Company is currently in default on $6,717,740 of unsecured short term notes which matured on various dates from November 1999 through September 2000 and an unsecured note for $200,000 which was due January 6, 1996 and the debt due to Bank of Little Rock has not matured but is in default due to failure to make the required interest payments. $5,171,253 (principal only) is pre-petition debt and collection is stayed under Capitol Development of Arkansas, Inc.'s, bankruptcy petition.

NOTE 7 - EXECUTIVE EMPLOYMENT AGREEMENT
         ------------------------------

         The Company had a five-year written agreement with an individual to perform the duties of President. Under the agreement, which became effective on October 1, 1995, he was to be compensated at a rate of $20,000. per month. The agreement expired on September 30, 2000. The Company is not party to any other employment agreements. As of the date of this Report, the Company has not executed a new employment agreement but continues to employ the president under the terms of the expired employment agreement.

NOTE 8 - NOTES PAYABLE
         -------------

         Notes payable consist of the following

         Note Payable - Bank of Little Rock

                  Secured Line of Credit, 10.50% per annum;

                  secured by 11 acres Maumelle, AR
                  maturing October 5, 2001 and subsequently
                  extended to April 5, 2002
                                                 $         399,524

         Note  Payable - Bank of Little Rock

                  Secured Note, 10.50% per annum;
                  secured by 11 acres Maumelle, AR
                  maturing October 10, 2001 and subsequently
                  extended to April 10, 2002
                                                 $         200,913

         Note Payable - First Arkansas Valley Bank

                  Secured Note, 10.50% per annum;
                  secured by 332 acres residential land Maumelle, AR

                  maturing October 14, 2001
                                                 $         975,000

         Note Payable - Davister
                  Unsecured Note, 9% per annum;
                  matured January 6, 1996
                                                 $         200,000

         Notes Payable - Various
                  Unsecured notes, interest from 10.90% to 14.00% with maturities not in excess of nine months all of which are currently in default,
                                                 $       6,717,740

         Note Payable - Resure Mortgage

                  Secured 10% per annum due October 1, 1999
                  secured by 701 acres residential land Maumelle, AR payable with quarterly payments beginning
                  1/1/98 for $101,591; mortgage is delinquent
                                                 $       3,395,189


                  Total Current Maturities

                                                 $11,888,993
                                                 ===========

         Total Non-Current Maturities

         Total Notes Payable
                                                 $11,888,993
                                                 ===========


         The company has not obtained extensions on many of the notes and mortgages payable that have become due and are in default. The two secured notes to Bank of Little Rock matured on October 5 and 10, 2001. They were subsequently extended until April 5 and 10, 2002. The categorization between current and non current was based on the original maturity date.

NOTE 9 - PRIOR PERIOD ADJUSTMENT
         -----------------------

         Retained earnings as of October 1, 2000 has been increased by $75,000, net of income tax effect of $0, to correct an error made in the fiscal year ended September 30, 1999. It was estimated that the Company's transaction to capitalize its interest in TradeArk Properties, LLC would result in an income tax liability. Subsequent review of the tax code and filing of an amended tax return resulted in no income tax liability. The error had no effect on income for the fiscal years ended September 30, 2001 and 2000.

NOTE 10 - UNCONSOLIDATED SUBSIDIARIES
          ---------------------------

         The investment in TradeArk is accounted for under the equity method. The Company reports its proportionate share of the investments operating income or loss and increasing or decreasing the carrying value of the investment accordingly. In the case of TradeArk, the company also decreased its carrying value by the amount of the unrecognized land sales profit in accordance with SFAS 66 . This difference between the carrying value of the investment and the underlying equity in the investment will be accounted for as the assets of TradeArk are sold or otherwise disposed. The amount of unrecognized land sales profit was $1,577,312. During the fiscal year ended September 30, 2001 TradeArk sold property with a basis of $624,750. Under the provisions of SFAS 66 the Company recognized $118,726 of previously unrecognized land sales profit, leaving a balance of $1,373,069 for future periods.

         At September 30, 2001, TradeArk holds Real Estate valued at $7,225,250, viatical contracts valued at $8,208,553 and other assets of $65,681.

         TradeArk liabilities include a mortgage of $3,315,915 and other liabilities of $834,351. Members Equity is $11,349,217. Operating loss for the 12 months ended September 30, 2001 was $616,693.

NOTE 11 - SUBSEQUENT EVENTS
          -----------------

         A.  RESURE LITIGATION
             -----------------

         On November 13, 2001, the Liquidator for Resure submitted a Motion for Relief From Stay with the Bankruptcy Court seeking permission to continue its foreclosure on the approximately 701 acres of the Large Residential Tract of the Maumelle Property used to secure the Resure Note.

         On December 20, 2001, the Operating Subsidiary and Resure reached a settlement agreement ("2001 Settlement Agreement") to resolve payment on the outstanding Resure Note, and accordingly the Resure Motions and Competing Plan of Reorganization currently before the Bankruptcy Court. The Bankruptcy Court entered an Order approving the 2001 Settlement Agreement on December 20, 2001, and dismissed all pending motions by Resure, subject to the Liquidator for Resure receiving approval of the agreement by the Circuit Court of Cook County, Illinois (the "Cook County Court"). The Cook County Court issued an Order approving the 2001 Settlement Agreement on January 9, 2002.

         The 2001 Settlement Agreement requires Resure to forebear from collecting on the Resure Note or entering any pleadings, hearings or other actions for a forbearance period ("Forbearance Period"). This Forbearance Period shall be through and including a date (the "Option A Date") which shallbe the latter of a date (i) February 15, 2002, if the Resure Liquidator has obtained a written Order from Cook County approving the agreement on or before January 15, 2002, or (ii) a date which is one day for each day after January 15, 2002, until an Order is entered by Cook County; provided however, that if,on or before six days prior to the Option A Date, the Operating Subsidiary elects Option B by giving Resure written notice, then the Forbearance Period shall be through and including a date which shall be the latter of a date (the "Option B Date")(i) April 15, 2002, if Resure Liquidator has obtained and given notice to the Operating Subsidiary of the entry of the Cook County Order prior to January 15, 2002, or (ii) a date which is one day for each day after January 15, 2002, until an Order is entered by Cook County.

         Under the terms of the Agreement, the Liquidator for Resure agrees to accept $3,850,000 on or before the Option A Date in full satisfaction of all claims against the Operating Subsidiary. If the Operating Subsidiary elects the Option B Date, a payment of $3,987,353.95, plus simple interest at an annual rate of nine percent (9%) accrued from April 24, 2000, until the payment date will be due.

         If full payment required under Option A or Option B, is not timely rendered to Resure, the Operating Subsidiary has agreed to the entry of a Consent Foreclosure Decree and In Rem Judgment in the Pulaski County Chancery Court.

         On December 20,2001 the Company entered into a contract for sale of real estate with a third party. The proposed sale is for approximately 451 acres of the Large Residential Tract for a sale price of $4,000,000. The sale is subject to the approval of the Bankrupcy Court following notification to creditors and parties in interest of the terms and provisions of the proposed sale. In the event the Bankruptcy Court approves the sale, the proceeds of this sale would be used to satisfy the 2001 Settlement Agreement.

         B.  CAPITAL TRANSACTIONS
             --------------------

         On October 18, 2001 the Company issued 6,000,000 shares of common stock to Prescott Investments LLC, an affiliated company for the purchase price of $0.05 payable in cash or a note payable in full no later March 31, 2002.

         On October 18, 2001 the Company issued 10,000,000 shares of common stock to Michael G. Todd, an officer of the Company, in consideration of and in lieu of unpaid cash compensation and benefits at the price of $0.05 per share.

         On October 18, 2001 the Company issued 100,000 shares of common stock to M. I. Schehin , a consultant of the Company, in consideration of cash at the price of $0.05 per share.

         On October 18, 2001 the Company issued 100,000 shares of common stock to M. I. Schehin , a consultant of the Company, in consideration of and in lieu of unpaid cash compensation and benefits at the price of $0.05 per share.

         On October 18, 2001 the Company issued 2,000,000 shares of common stock to Thomas C. Blake, a Director and a consultant of the Company, in consideration of and in lieu of unpaid cash compensation and benefits at the price of $0.05 per share.

         On October 18, 2001 the Company issued 500,000 shares of common stock to Will Schwartz , a consultant of the Company, in consideration of and in lieu of unpaid cash compensation and benefits at the price of $0.05 per share.

     EXHIBITS

         The following Exhibits are filed as part of this Report. (Exhibits numbers correspond to the exhibits required by Item 601 of Regulation S-B for an annual report on Form 10-KSB,

11.      Statement of Computation of Per Share Earnings.

         See Financial Statements starting at F-1.

(b)  REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30,2001:

None


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                   CAPITOL COMMUNITIES CORPORATION




Date: January 14, 2002             By: /s/ Michael G. Todd
                                       ---------------------------
                                       Michael G. Todd, Chairman,
                                       President and Chief
                                       Executive Officer