Form 10QSB
period 2001-12-31
CAPITOL COMMUNITIES CORP
filed 2002-02-19
CIK 915636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the transition period from _____ to_____

                           Commission File No. 0-23450

                         CAPITOL COMMUNITIES CORPORATION
        ---------------------------------------------------------------
       (Exact name of Small Business Issuer as specified in its charter)

        Nevada                                                88-0361144
--------------------------------                           --------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)


25550 Hawthorne Boulevard
Suite 207
Torrance, CA                                                     90505
---------------------------------------                        --------
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
[X] YES [  ] NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock ($.01 Par Value)                          20,330,361
----------------------------          ------------------------------------------
         (Title of Class)             Shares Outstanding as of February 14, 2001

Transitional Small Business Disclosure Format: [ ] YES [X] NO

                         CAPITOL COMMUNITIES CORPORATION
                                   Form 10-QSB
                         QUARTER ENDED December 31, 2001

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)...................................  3

           Consolidated Balance Sheet December 31, 2001.....................  3
           Consolidated Statement of Cash Flows
              For the Three Months Ended December 31, 2001 and 2000.........  4
           Consolidated Statement of Operations
              For the Three Months ended December 31, 2001 and 2000.........  5
           Consolidated Statement of Stockholders' Equity
              For the Three Months ended December 31, 2001..................  6

           Notes to Consolidated Financial Statements December 31, 2001.....  7

Item 2.  Management's Discussion And Analysis or Plan of Operation..........  11

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  15

Item 3.  Defaults Upon Senior Securities....................................  17

Item 6.  Exhibits and Reports on Form 8-K...................................  17

         Signatures.........................................................  18

PART I.           FINANCIAL INFORMATION

ITEM 1.           Financial Statements (Unaudited)
                  --------------------------------





                         CAPITOL COMMUNITIES CORPORATION
                           Consolidated Balance Sheet
                             as of December 31, 2001

                                    UNAUDITED


Current Assets
        Cash in Bank                                                          $         33
        Accounts Receivable                                                            150
        Prepaid Assets                                                                 358
                                                                              ------------
                  Total Current Assets                                                 541

Plant property and equipment
        Furniture and Equipment, net of accumulated depreciation of $10,451          5,808


Other Assets
        Land and Real Estate Holdings                                            5,357,510
        Investment in Trade Ark Properties                                       2,545,729
                                                                              ------------
                  Total Other Assets                                             7,903,239

                  Total Assets                                                $  7,909,588
                                                                              ============




Current Liabilities
        Notes Payable                                                           11,688,366
        Accounts Payable & Accrued Expenses                                      3,428,655
                                                                              ------------
                  Total Current Liabilities                                     15,117,021

Non Current Liabilities                                                               --

Liabilities of Subsidiary Subject to Compromise                                    399,334
                                                                              ------------

                  Total Liabilities                                             15,516,355

Shareholders' Equity (Deficit)

        Preferred stock-$.01 par value, none issued                                   --
        Common Stock-$.01 par value, 40,000,000 shares                             238,700
                  authorized; 23,870,050 shares outstanding
        Additional Paid in Capital                                               9,758,513
        Note Receivable for Common Stock                                          (300,000)
        Treasury Stock                                                          (4,795,852)
        Accumulated Deficit                                                    (12,508,128)
                                                                              ------------

                  Total Shareholders' Equity (Deficit)                          (7,606,767)

                  Total Liabilities and
                  Shareholders' Equity                                        $  7,909,588
                                                                              ============










See Notes to Consolidated Financial Statements.                                3



                         CAPITOL COMMUNITIES CORPORATION
                            STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                    UNAUDITED

                                                                        2001          2000
                                                                        ----          ----

Cash Flows from Operating Activities:
       Net Loss                                                     $(2,048,010)   $  (476,486)
       Amortization                                                        --             --
       Depreciation                                                         456            545
       Services paid by Issuance of Common Stock                      1,491,329
       Adjustments to Reconcile Income (Loss)
       to Net Cash Used for operating Activities
             (Increase) Decrease in Receivables                           4,188
             (Increase) Decrease in Real Estate Holdings                   --
             (Increase) Decrease in Investments                          71,151         49,333
             (Increase) Decrease in PrePaid Assets                          635            547
             Increase (Decrease) in Accrued Expenses                    474,923        325,735
             Liabilities Subject to Compromise                            5,042        (23,259)
                                                                    -----------    -----------


       Net Cash Used for Operations                                      (4,474)      (119,397)



Cash Flows from Investing Activities:
       Collections of Notes Receivable                                  457,520
       Increase (decrease) in loan fees                                    --             --
                                                                    -----------    -----------

       Net Cash used in Investing Activities:                              --          457,520


Cash Flows from Financing Activities:
       Proceeds from sale of Common Stock                                 5,000
       Payment of Notes Payable                                            (627)      (300,772)
                                                                    -----------    -----------

       Net Cash used in Financing Activities:                             4,373       (300,772)


Net Increase (Decrease) in Cash                                            (101)        37,351

Beginning Cash                                                              134         51,932

Ending Cash                                                         $        33    $    89,283
                                                                    ===========    ===========


Schedule of Noncash Financing Activities
       Common Stock Issued for Accrued Expenses                         618,671
       Common Stock Issued for Note Receivable                          300,000
       Common Stock Issued for Services                               1,491,329

Supplemental Information:
Operating cash  flows  from  reorganization  items:
       Professional fees paid for services rendered in connection with the Chapter 11 proceeding, included in net cash used
       in operating activities                                      $      --      $      --

Interest paid, net of amounts capitalized of $0 and $0              $     1,811    $    38,892










See Notes to Consolidated Financial Statements.                                4

                         CAPITOL COMMUNITIES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                    UNAUDITED

                                                       2001           2000
Revenues:
        Sales                                      $          0    $          0
        Cost of Sales                                      --              --
                                                   ------------    ------------

Gross Profit                                       $          0    $          0

Operating Expenses:
        General & Administrative
        Expenses                                      1,668,429         109,670
                                                   ------------    ------------

Net Income (Loss) Before
        Other Income and Expenses                    (1,668,429)       (109,670)

Other Income and Expenses
        Operations of Unconsolidated Investments        (71,150)        (49,333)
        Interest Income                                    --               540
        Interest Expense                               (308,431)       (318,023)
                                                   ------------    ------------

Net Income (Loss) from continuing operations       ($ 2,048,010)   ($   476,486)

Provision for Income Taxes                                 --              --

Net Income (Loss)                                  ($ 2,048,010)   ($   476,486)
                                                   ============    ============

Basic Earnings (Loss) per share                          (0.119)         (0.113)
                                                   ============    ============


Weighted average shares outstanding:                 17,180,361       4,230,361
                                                   ============    ============








See Notes to Consolidated Financial Statements.                                5



                         Capitol Communities Corporation
                  Statement of Changes in Stockholder's Equity
                  For the Three Months Ended December 31, 2001
                                    Unaudited


                               Preferred     Preferred        Common      Common          Additional      Treasury     Retained
                                  Shares       Stock          Shares       Stock        Paid in Capital     Stock       Earnings
-----------------------------------------------------------------------------------------------------------------------------------

Balance at 9/30/01                    0    $       --        7,770,050   $    77,700    $  7,504,513    $ (4,795,852) $(10,460,118)


Common Stock issued 10/18/01
   for Services                                             14,000,000       140,000       1,970,000
   for Note Receivable                                       2,000,000        20,000         280,000
   Sold                                                        100,000         1,000           4,000



Net Income (Loss) for
the Period Ended 12/31/01                                                                                                (2,048,010)
-----------------------------------------------------------------------------------------------------------------------------------


Balance at 12/31/01                   0    $       --       23,870,050   $   238,700    $  9,758,513    $ (4,795,852) $ (12,508,128)
===================================================================================================================================













See Notes to Consolidated Financial Statements.                                6

CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

DECEMBER 31, 2001
-----------------





NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------



 Background
 ----------

         The consolidated balance sheet at December 31, 2001 and the related statements of operations and cash flows for the three month period ended December 31, 2001, include the accounts of Capitol Communities Corporation and its wholly owned subsidiaries and are unaudited. All inter-company accounts and transactions have been eliminated in consolidation.


         These unaudited interim consolidated financial statements should be read in conjunction with the September 30, 2001 fiscal year end financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.


         The Company was originally incorporated in the State of New York on November 8, 1968 under the name of Century Cinema Corporation. In 1983, the Company merged with a privately owned company, Diagnostic Medical Equipment Corp. and as a result changed its name to that of the acquired company. By 1990, the Company was an inactive publicly held corporation. In 1993, the Company changed its name to AWEC Resources, Inc. and commenced operations. On February 11, 1994 the Company formed a wholly owned subsidiary AWEC Development Corp., an Arkansas corporation, which later changed its name to Capitol Development of Arkansas.


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


 Earnings/Loss Per Share
 -----------------------

         Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the three months ended December 31, 2001 and 2000 were 17,180,361 and 4,230,361, respectively.


NOTE 2 -GOING CONCERN CONSIDERATIONS
------------------------------------

         The company has incurred significant losses from operations for the current year, has a substantial accumulated deficit, has non-productive assets and is highly illiquid. The Company is currently in default on a $3.4 million mortgage, a $975,000 mortgage, two other secured loans totaling $600,000 as well as $6,717,740 of short term unsecured debt. No claim for payment has been made for a $200,000 note due January 6, 1996. Management has begun implementation of plans to make the company more viable. The ultimate outcome of these plans can not be determined.


         The Company's wholly owned subsidiary, Capitol Development of Arkansas, Inc., which holds substantially all of the Company's assets, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Eastern Division on July 21, 2000.


         On November  16,  2000,  the  Operating  Subsidiary  filed a Disclosure
         Statement and a Plan of Reorganization (the Plan) with the Bankruptcy Court to satisfy its existing debts. The Plan has not yet been presented to creditors for acceptance or rejection. As of the date of this Report, the Bankruptcy Court has not scheduled a hearing to consider confirmation of the Plan. The Bankruptcy Court approved the Operating Subsidiary's Disclosure Statement on January 19,2001.

         On December 7, 2000, Nathaniel S. Shapo, the Director of Insurance for the State of Illinois, in his capacity as Liquidator (Liquidator) of Resure, Inc. (Resure), filed a Motion to Dismiss (the Operating Subsidiary's petition for bankruptcy), or in the alternative, Motion for the Appointment of a Trustee.


         On December 20, 2001, the Operating Subsidiary and Resure reached a settlement agreement( 2001 Settlement Agreement ) to resolve payment on the outstanding Resure Note, and accordingly the Resure Motions and Competing Plan of Reorganization currently before the Bankruptcy Court. The Bankruptcy Court entered an Order approving the 2001 Settlement Agreement on December 20, 2001, and dismissed all pending motions by Resure, subject to the Liquidator for Resure receiving approval of the agreement by the Cook County Court. At a hearing on January 9 that approval was granted.


         If the Plan is not confirmed, the Operating Subsidiary may be forced into Chapter 7, at which point the Operating Subsidiary would be forced to liquidate its assets to meet the obligations of the secured creditors and if any funds are available thereafter to meet the obligations of the unsecured.


         There can be no assurance the plan will be approved, or if approved it may not be approved under the terms submitted. Accordingly the Company has accrued interest through December 30, 2001 on the Resure debt and all other debt. The company has not adjusted the carrying value of its real estate assets. In all cases the amount of secured debt exceeds the carrying value of the land.




NOTE 3 - CAPITAL TRANSACTIONS
-----------------------------

         On October 18, 2001 the Company issued 100,000 shares of common stock to M. L. Schehin, a consultant of the Company, in consideration of cash at the price of $0.05 per share and services at an additional $0.10 per share.


         On October 18, 2001 the Company issued 6,000,000 shares of common stock to Prescott Investments LLC, an affiliated company for the purchase price of $0.05 per share payable in a note payable in full no later than March 31, 2002. Additional compensation for services was recognized at the rate of $0.10 per share.


         On October 18, 2001 the Company issued 10,000,000 shares of common stock to Michael G. Todd, an officer of the Company, in consideration of and in lieu of unpaid cash compensation and benefits at the price of $0.15 per share.


NOTE 4 - SUBSEQUENT EVENTS
--------------------------

         On December 20, 2001, concurrently with reaching the 2001 Settlement Agreement with Resure, the Company also entered into a contract to sell 451 acres of the Operating Subsidiary's Real Property in Maumelle, Arkansas, with a cost basis of $2,345,452, for $4,000,000 with net proceeds of $3,850,000 available to satisfy the 2001 Settlement

         Agreement. At the time the Liquidator for Resure received approval of the agreement by the Cook County Court, the contract was submitted to the Bankruptcy Court for approval. It was provided to the Creditors for a review and objection period. The Bankruptcy Court subsequently approved the sale and on February 4, 2002 the sale was completed and the payment of $3,850,000 was made to Resure to under the terms of the 2001 Settlement Agreement to pay in full the Resure Mortgage. The
         Company had a liability accrued to Resure of $5,034,497. The transaction is considered a Troubled Debt Restructuring under SFAS 15 and will result in the Company recognizing an extraordinary gain of $1,184,497.

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

         Change in Financial Condition Since the End of Last Fiscal Year. At December 31, 2001, the Company had total assets of $7,909,588, a decrease of $72,343 or 0.91% of the Company's total assets, as of the Company's fiscal year end of September 30, 2001. The Company had cash of $33 December 31, 2001 compared to $134 at September 30, 2001.

         The carrying value of the Company's real estate holdings remained unchanged during the three months at $5,357,510. The Company's investment in Trade Ark, decreased from $2,616,880 to $2,545,729 reflecting the Company's portion of the net loss by Trade Ark, which is accounted for by the equity method.

         Total   liabilities   of  the  Company  at  December  31,  2001,   were
$15,516,355, a decrease of $139,333 from the September 30, 2001 total of $15,655,688. The current liability for notes payable decreased by $627 during the three months, from $11,688,993 to $11,688,366.

         Accounts payable and accrued expenses decreased by $143,748. At September 30, 2001, the liability for accounts payable and accrued expenses totaled $3,572,403. At December 31, 2001, the balance was $3,428,655. The major portion of the decrease, or $558,671, was comprised of accrued officers salaries. Much of this decrease was offset by the increase of $308,148 of the Accrued Interest Payable in the three months from $2,876,231 at September 30, 2001 to $3,184,379 at December 31, 2001 and the increase of $69,029 of accrued advances in the three months. Accrued real estate taxes payable increased from the September 30, 2001 balance of $13,042 to a balance of $18,023, an increase of $4,981 as of December 31, 2001.

         Shareholders' Equity increased by $66,990. The increase resulted from the issuance of 100,000 new shares of the Company's common stock at $0.05 per share for cash and an additional $0.10 per share for services, the issuance of 10,000,000 new shares of the Company's common stock at $0.15 per share as payment of services rendered and in lieu of unpaid cash compensation and benefits due an employee, and the issuance of 6,000,000 new shares of the Company's common stock at $0.05 per share to an affiliate for a Note and additional compensation for service was recognized at the rate of $0.10 per share offset by the operating loss of $2,048,010 for the three month period ending December 31, 2001.

Results of Operations
---------------------

         Comparison of the Three Months Ended December 31, 2001 to the Three Months Ended December 31, 2000 For the three months ended December 31, 2000 the Company experienced a net loss of $2,048,010 compared with a loss of $476,486 for the three months ended December 31, 2000. While there were no sales from continuing operations during both periods, general and administrative expenses increased by $1,668,429 from $109,670 to $1,668,429, and interest expense decreased by $9,592, from $318,023 to $308,431 resulting in the increase in net loss.

         General and administrative expenses increased from $109,670 for the three months ended December 31, 2000 to $1,668,429 for the three months ended December 31, 2001. Officers' salary increased to $941,329 for the three months ended December 31, 2001 from $60,000 for the three months ended December 31, 2000, an increase of $881,329.Consulting fees of $620,000 for the three months ended December 31, 2001 increased from zero for the three months ended December 31, 2000. Legal Fees and Audit Fees increased by $55,648 to $62,648 for the three months ended December 31, 2001 from $5,000 for the three months ended December 31, 200. Management fees totaled $26,719 for the three months ended December 31, 2000, a decrease of $26,719 to zero for the three months ended December 31, 2001.

         Interest expense decreased by $9,592 from $318.023 for the three months ended December 31, 2000 to 308,431 for the three months ended December 31, 2001.

         The operating loss recorded for unconsolidated subsidiaries accounted for under the Equity method totaled $71,150 for the three months ended December 31, 2001 compared to a loss $49,333, for the three months ended December 31, 2000.


Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents amount to $33 as of December 31,2001, as compared with $134 at September 30, 2001. The Company's liquidity position at December 31, 2001, is not adequate to meet the Company's liquidity requirements. As of December 31, 2001, the Company was in default on all of its loans in the amount of $11,888,366. All of the defaulted debts, except for $6,717,740 in short-term promissory notes ("Bridge Notes") discussed below, are pre-petition obligations and collection is stayed under the Operating Subsidiary's bankruptcy petition.

         As of December 31, 2001, the Operating Subsidiary has been in default on a note from Resure Inc. (the "Resure Note"), in the amount of $3,500,000 plus interest, since July 1, 1998. On April 19, 1999, a foreclosure action was instituted by the Resure Liquidator against the Operating Subsidiary in the Chancery Court of Pulaski County, Arkansas seeking to foreclose on approximately 701 acres of residential land in Maumelle, Arkansas (the "Maumelle Property")
that secures the Resure Note and Developer's Fees. On March 24, 2000, the Chancery Court approved a settlement whereas the Operating Subsidiary would pay a cash payment of $3,987,353.95 for a full release of all claims by Resure against the Operating Subsidiary (the "2000 Settlement Agreement"). The settlement payment was due not later than April 24, 2000. The Operating
Subsidiary did not meet this payment and filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on July 21, 2000. This pre-petition obligation is stayed under the Operating
Subsidiary's bankruptcy petition. On November 13, 2001, the Liquidator for Resure submitted a Motion for Relief From Stay with the Bankruptcy Court seeking permission to continue its foreclosure on the Maumelle Property.

         On December 20, 2001, the Operating Subsidiary and Resure reached a settlement agreement (the "2001 Settlement Agreement") to resolve payment on the outstanding Resure Note and accordingly the Resure Motions and Competing Plan of Reorganization currently before the Bankruptcy Court The Bankruptcy Court entered an Order approved the 2001 Settlement Agreement on December 20, 2001, and dismissed all pending motions by Resure, subject to Liquidator for Resure receiving approval of the agreement by the Cook County Court. The Cook County Circuit Court entered an Order approving the 2001 Settlement Agreement on January 9, 2002. See PART II, ITEM 1, "LEGAL PROCEEDINGS."

         On December 20, 2001, the Operating Subsidiary entered into an agreement with an unaffiliated third party to sell 451 acres of the Large
Residential Tract of the Maumelle Property for a total purchase price of $4,000,000.

         On February 4, 2002, the Operating Subsidiary completed this all-cash sale, generating $3,850,000 in net proceeds after closing costs. The net proceeds were paid to Nathaniel S. Shapo, Director of Insurance of the State of Illinois, as Liquidator of Resure Inc., in full satisfaction of all Resure claims against the Operating Subsidiary.

         An unsecured note to Davister Corp. (the "Davister Note") in the amount of $200,000 has matured, and collection on this pre-petition obligation is stayed under the Operating Subsidiary's bankruptcy petition.

         As of December 31, 2001, the Bank of Little Rock line of credit in the amount of $400,000 and a loan in the amount of $200,000 matures on April 5, 2002 and April 10, 2002, respectively. Both the line and the loan are in default due to the Company's failure to meet the required interest payments. Although the Company did not meet its obligations under these lines of credit, collection on these debts is stayed under the Operating Subsidiary's bankruptcy petition.

         As of December 31, 2001, the Company has borrowed $6,717,740 from private sources, (the "Bridge Loans"). All of these Bridge Loans have matured and are in default. The Bridge Loans are unsecured; however the Company provided a guarantee bond through New England International Surety Inc. (the "Surety") to the Bridge Note holders. However, management has been notified by the Surety that it has been served with a class action suit in federal court. As such, even though the Company has defaulted on the Bridge Notes, the Surety will not be able to make interest or principal payments to the noteholders until the action is settled.

          As of December 31, 2001, the Company owes $975,000 in principal and $103,834 interest to the First Arkansas Bank. This line of credit matured on October 14, 2001. However, collection on this pre-petition debt is stayed under the Operating Subsidiary's bankruptcy petition.

         The Company's current liquidity problem prevents the Company from conducting any meaningful business activities other than selling assets from the Maumelle Property. Although management anticipates utilizing all or a portion of the Maumelle Property to satisfy the financial requirements of the Plan filed with the Bankruptcy Court, if approved by the court, and/or raise equity, there can be no assurance that the Bankruptcy Court will approve the Operating Subsidiary's Plan or that the Company will be able to raise sufficient capital to meet its financial requirements and cure the Company's liquidity problems. If the Company cannot restructure its current debt, the Company's status as a viable going business concern will be doubtful. See Part II, ITEM 1, "LEGAL PROCEEDINGS."

         The Company is also exploring opportunities to develop and sell portions of its Maumelle Property with joint venture partners.

         Subsequent to December 31, 2001, the Company received approval from the Bankruptcy Court to sell approximately 451 acres of the Large Residential Tract of the Maumelle Property. The property was sold free and clear of all liens and mortgages, held by the Liquidator for Resure, for a purchase price of $4,000,000. The sale generated net proceeds of $3,863,200 after closing costs, including sales commission and back taxes. From the net proceeds, Nathaniel S. Shapo, Director of the Insurance of the State of Illinois, as Liquidator for Resure was paid $3,850,000 in full satisfaction of all claims and obligations by Resure against the Company, pursuant to the 2001 Resure Settlement Agreement. See below, ITEM 1, "LEGAL PROCEEDINGS."

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

         On December 7, 2000, the Liquidator for Resure filed a Motion to Dismiss the Operating Company's petition for bankruptcy under Chapter 11 of the Bankruptcy Code, or in the alternative, Motion for the Appointment of a Trustee. In the motion, the Liquidator for Resure alleges that the Operating Subsidiary should have paid developer's fees to Resure on certain parcels of the Maumelle Property that was sold subsequent to the bankruptcy petition and that this was a diversion of funds. The Operating Subsidiary asserts that the 2000 Settlement Agreement is valid and as such no developer's fees are due Resure.

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

         On January 24, 2002, the Bankruptcy Court approved the sale of approximately 451 acres of the Large Residential Tract to an unaffiliated third for a purchase price of $4,000,000.

         From the proceeds of the sale of the 451 acres of the Maumelle Property, the Company satisfied the 2001 Settlement Agreement with Resure on February 4, 2002 by rendering a payment of $3,850,000 in full satisfaction of all claims and obligations to Resure.

         As noted in the discussion above, the Plan still has to be approved by the Bankruptcy Court; there can be no assurance the Plan will be approved by the court.

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


                                       CAPITOL COMMUNITIES CORPORATION


Date: February 19, 2002                By: /s/ Michael G. Todd
                                           -------------------------------------
                                           Michael G. Todd, Chairman,
                                           President and Chief Executive Officer

Date: February 19, 2002                By: /s/ David Paes
                                           -------------------------------------
                                           Treasurer and Vice President