Form 10QSB
period 2002-03-31
CAPITOL COMMUNITIES CORP
filed 2002-05-15
CIK 915636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the transition period from _____ to_____

                           Commission File No. 0-23450

                         CAPITOL COMMUNITIES CORPORATION
       (Exact name of Small Business Issuer as specified in its charter)

         Nevada                                               88-0361144
-------------------------------                            --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)


   25550 Hawthorne Boulevard
   Suite 207
   Torrance, CA                             90505
----------------------------------------   --------
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
[X] YES [  ] NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock ($.01 Par Value)                      24,750,361
-----------------------------             -------------------------------------
      (Title of Class)                    Shares Outstanding as of May 13, 2002

Transitional Small Business Disclosure Format: [ ] YES [X] NO




                         CAPITOL COMMUNITIES CORPORATION
                                   Form 10-QSB
                          QUARTER ENDED March 31, 2002

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION
                                                                                    Page

Item 1. Financial Statements (Unaudited)........................................... F-1

              Consolidated Balance Sheet March 31, 2002............................ F-1
              Consolidated Statement of Cash Flows
                 For the Six Months Ended March 31, 2002 and 2001 ................. F-2
              Consolidated Statement of Operations
                 For the Six Months ended March 31, 2002 and 2001.................. F-3
              Consolidated Statement of Operations
                 For the Three Months ended March 31, 2002 and 2001................ F-4
              Consolidated Statement of Stockholders' Equity
                 For the Six Months ended March 31, 2002........................... F-5
              Notes to Consolidated Financial Statements March 31, 2002............ F-6

Item 2. Management's Discussion And Analysis or Plan of Operation.................. 3

PART II.      OTHER INFORMATION

Item 1. Legal Proceedings.......................................................... 3

Item 3. Defaults Upon Senior Securities............................................ 9

Item 6. Exhibits and Reports on Form 8-K........................................... 9


Signatures......................................................................... 9





PART I.       FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)
         --------------------------------


                                   CAPITOL COMMUNITIES CORPORATION
                                     CONSOLIDATED BALANCE SHEET
                                        AS OF MARCH 31, 2002

UNAUDITED


Current Assets
       Cash in Bank                                                          $     60,364
       Accounts Receivable                                                            150
       Accrued Interest Receivable                                                  1,798
       Notes receivable-Current                                                 1,070,000
       Prepaid Assets                                                                 373
                                                                             ------------
                Total Current Assets                                            1,132,685

Plant property and equipment
       Furniture and Equipment, net of accumulated depreciation of $10,906          5,353


Other Assets
       Land and Real Estate Holdings                                            1,300,140
       Notes receivable-Non-Current                                             1,030,000
       Investment in Trade Ark Properties                                       2,474,579
                                                                             ------------
                Total Other Assets                                              4,804,719

                Total Assets                                                 $  5,942,757
                                                                             ============




Current Liabilities
       Notes Payable                                                            6,717,740
       Accounts Payable & Accrued Expenses                                      1,827,618
                                                                             ------------
                Total Current Liabilities                                       8,545,358

Non Current Liabilities                                                              --

Liabilities of Subsidiary Subject to Compromise                                   404,265
                                                                             ------------

                Total Liabilities                                               8,949,623

Shareholders' Equity (Deficit)

       Preferred stock-$.01 par value, none issued                                   --
       Common Stock-$.01 par value, 40,000,000 shares                             282,900
                authorized; 28,290,050 shares outstanding
       Additional Paid in Capital                                              10,017,126
       Note Receivable for Class A Common Stock                                  (300,000)
       Treasury Stock (3,539,689 shares)                                       (4,795,852)
       Accumulated Deficit                                                     (8,211,040)
                                                                             ------------

                Total Shareholders' Equity (Deficit)                           (3,006,866)

                Total Liabilities and
                Shareholders' Equity (Deficit)                               $  5,942,757
                                                                             ============




See Notes to Consolidated Financial Statements.



                         CAPITOL COMMUNITIES CORPORATION
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001

                                    UNAUDITED

                                                                       2002            2001
                                                                       ----            ----

Cash Flows from Operating Activities:
       Net Income (Loss)                                             $ 2,249,078    $  (911,413)
       Amortization                                                         --             --
       Depreciation                                                          911          1,090
       Services paid by Issuance of Common Stock                       1,712,718
       Adjustments to Reconcile Income (Loss)
       to Net Cash Used for operating Activities
             (Increase) Decrease in Receivables                            1,272
             (Increase) Decrease in Accrued Interest Receivable           (1,798)
             (Increase) Decrease in Real Estate Holdings               4,057,370           --
             (Increase) Decrease in Investments                          142,301         74,310
             (Increase) Decrease in PrePaid Assets                           620          1,283
             Increase (Decrease) in Accrued Expenses                  (1,044,690)       690,293
             Liabilities Subject to Compromise                             9,973        (24,765)
                                                                     -----------    -----------


       Net Cash Used for Operations                                    7,126,483       (167,930)



Cash Flows from Investing Activities:
       Collections of Notes Receivable                                                  457,520
       Increase in Notes Receivable                                   (2,100,000)          --
                                                                     -----------    -----------

       Net Cash used in Investing Activities:                         (2,100,000)       457,520


Cash Flows from Financing Activities:
       Proceeds from sale of Common Stock                                  5,000
       Payment of Notes Payable                                       (4,971,253)      (301,055)
                                                                     -----------    -----------

       Net Cash used in Financing Activities:                         (4,966,253)      (301,055)


Net Increase (Decrease) in Cash                                           60,230        (11,465)

Beginning Cash                                                               134         51,932

Ending Cash                                                          $    60,364    $    40,467
                                                                     ===========    ===========


Schedule of Noncash Financing Activities
       Common Stock Issued for Accrued Expenses                          700,095
       Common Stock Issued for Note Receivable                           300,000
       Common Stock Issued for Services                                1,712,718

Supplemental Information:
Operating cash  flows  from  reorganization  items:
       Professional  fees paid for services rendered in connection with the Chapter 11 proceeding, included in net cash used
       in operating activities                                       $    13,746    $      --

Interest paid, net of amounts capitalized of $0 and $0
       and net of payoff discount of $1,184,497                      $   681,951    $    38,892




See Notes to Consolidated Financial Statements.




                      Consolidated Statements of Operations
                For the Six months Ended March 31, 2002 and 2001

                                    UNAUDITED

                                                            2002            2001
                                                            ----            ----

Revenues:
        Sales                                            $  8,200,000    $          0
        Miscellaneous Income                                    1,290           6,437
        Recognition of Deferred Land Sale Profit                 --           118,726
        Cost of Sales                                       4,376,899            --
                                                         ------------    ------------

Gross Profit                                             $  3,824,391    $    125,163

Operating Expenses:
        General & Administrative
        Expenses                                            2,090,908         221,744
                                                         ------------    ------------

Net Income (Loss) Before
        Interest Income/Expense                             1,733,483         (96,581)

Other Income and Expense
        Operations of Unconsolidated Investments             (142,300)       (193,036)
        Interest Income                                         1,798             973
        Interest Expense                                     (528,400)       (622,769)
                                                         ------------    ------------

Net Income (Loss) from continuing operations             $  1,064,581    ($   911,413)

Provision for Income Taxes                               $          0    $          0
                                                         ------------    ------------

Net Income (Loss) before Extraordinary Items             $  1,064,581    ($   911,413)

Extraordinary Items
        Gain from retirement off debt at a discount
           net of income tax benefit of $0               $  1,184,497
                                                         ------------    ------------

Net Income (Loss)                                        $  2,249,078    ($   911,413)
                                                         ============    ============


Basic Income (Loss) per share
        Income before extraordinary item                 $      0.055    ($     0.215)
        Extraordinary Item
           Gain from retirement off debt at a discount          0.061           0.000
                                                         ------------    ------------

        Net Income (Loss)                                $      0.115    ($     0.215)
                                                         ============    ============


Weighted average shares outstanding:                       19,527,476       4,230,361
                                                         ============    ============



See Notes to Consolidated Financial Statements.




                         Capitol Communities Corporation
                      Consolidated Statements of Operations
               For the Three months Ended March 31, 2002 and 2001


                                    UNAUDITED
                                                            2002            2001
                                                            ----            ----

Revenues:
        Sales                                            $  8,200,000    $          0
        Miscellaneous Income                                    1,290           6,437
        Recognition of Deferred Land Sale Profit                 --           118,726
        Cost of Sales                                       4,376,899            --
                                                         ------------    ------------

Gross Profit                                             $  3,824,391    $    125,163

Operating Expenses:
        General & Administrative
        Expenses                                              422,479         112,074
                                                         ------------    ------------

Net Income (Loss) Before
        Interest Income                                     3,401,912          13,089

Other Income and Expense
        Operations of Unconsolidated Investments              (71,150)       (143,703)
        Interest Income                                         1,798             433
        Interest Expense                                     (219,969)       (304,746)
                                                         ------------    ------------

Net Income (Loss) from continuing operations             $  3,112,591    ($   434,927)

Provision for Income Taxes                                       --              --

Net Income (Loss) before Extraordinary Items             $  3,112,591    ($   434,927)
                                                         ============    ============

Extraordinary Items
        Gain from retirement off debt at a discount
           net of income tax benefit of $0               $  1,184,497
                                                         ------------    ------------

Net Income (Loss)                                        $  4,297,088    ($   434,927)
                                                         ============    ============


Basic Income (Loss) per share
        Income before extraordinary item                 $      0.142    ($     0.103)
        Extraordinary Item
           Gain from retirement off debt at a discount          0.054            0.00
                                                         ------------    ------------

        Net Income (Loss)                                $      0.196    ($     0.103)
                                                         ============    ============


Weighted average shares outstanding:                       21,926,750       4,230,361
                                                         ============    ============


See Notes to Consolidated Financial Statements.




                                                  Capitol Communities Corporation
                                           Statement of Changes in Stockholder's Equity
                                              For the Six Months Ended March 31, 2002
                                                             Unaudited


                                 Preferred    Preferred      Common        Common       Additional       Treasury        Retained
                                   Shares       Stock        Shares         Stock     Paid in Capital     Stock          Earnings
------------------------------------------------------------------------------------------------------------------------------------

Balance at 9/30/01                       0    $       -     7,770,050     $  77,700    $  7,504,513    $(4,795,852)    $(10,460,118)


Common Stock issued 10/18/01
   for Services                                            14,000,000       140,000       1,970,000
   for Note Receivable                                      2,000,000        20,000         280,000
   Sold                                                       100,000         1,000           4,000

Common Stock issued 2/25/02
   for Services                                             4,200,000        42,000         248,000

Common Stock issued3/26/02
   for Services                                               145,000         1,450           7,613

Common Stock issued3/29/02
   for Services                                                75,000           750           3,000


Net Income (Loss) for
the Period Ended 3/31/02                                                                                                  2,249,078
------------------------------------------------------------------------------------------------------------------------------------


Balance at 3/31/02                       0    $       -    28,290,050     $ 282,900    $ 10,017,126    $(4,795,852)    $ (8,211,040)
                              ======================================================================================================





See Notes to Consolidated Financial Statements.

                CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002



NOTE 1  -  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES


Background
----------

     The consolidated balance sheet at March 31, 2002 and the related statements of operations and cash flows for the six month period ended March 31, 2002, include the accounts of Capitol Communities Corporation and its wholly owned subsidiaries and are unaudited. All inter-company accounts and transactions have been eliminated in consolidation.

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

Significant Accounting Policies
-------------------------------

     The financial information contained herein is unaudited but includes all normal and recurring adjustments which in the opinion of management are necessary to present fairly the information set forth. The Company's results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2002. These financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended September 30, 2001, included in the Company's annual report on Form 10-KSB.

Earnings/Loss Per Share
-----------------------

     Primary  earnings  per common share are computed by dividing the net income
     (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the six months ended March, 2002 and 2001 were 19,527,476 and 4,230,361, respectively.

NOTE 2 -GOING CONCERN CONSIDERATIONS

     While the company has recognized  significant  profits from  operations for the current year, it has a substantial accumulated deficit, has non-productive assets and is highly illiquid. The Company is currently in default on $6,717,740 of short term unsecured debt. No claim for payment has been made for a $200,000 note due January 6, 1996. Management has begun implementation of plans to make the company more viable. The ultimate outcome of these plans can not be determined.

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

     On December 20, 2001, the Operating Subsidiary and Resure reached a settlement agreement( 2001 Settlement Agreement ) to resolve payment on the outstanding Resure Note, and accordingly the Resure Motions and Competing Plan of Reorganization currently before the Bankruptcy Court. The Bankruptcy Court entered an Order approving the 2001 Settlement Agreement on December 20, 2001, and dismissed all pending motions by Resure, subject to the Liquidator for Resure receiving approval of the agreement by the Cook County Court. At a hearing on January 9, 2002, that approval was granted and on February 4, 2002 from the proceeds of sales, see Notes 4 and 5, the Resure Note was paid. From the proceeds of another sale contracted on March 13, 2002 and closed on March 26, 2002 after approval of the Bankruptcy Court, see Note 5, the secured debts to First Arkansas Valley Bank and Bank of Little Rock were satisfied. As a result the remaining developable Real Estate is significantly reduced and the operating Subsidiary has no secured debt.

     The Plan is still pending approval. If the Plan is not confirmed, the Operating Subsidiary may be forced into Chapter 7, at which point the Operating Subsidiary would be forced to liquidate its assets to meet the obligations of the creditors.

     There can be no assurance the plan will be approved, or if approved it may not be approved under the terms submitted. Accordingly the Company has accrued interest through March 31, 2002 on all debt. The company has not adjusted the carrying value of its real estate assets.

NOTE 3 - CAPITAL TRANSACTIONS

     On October 18, 2001,  the Company  issued 100,000 shares of common stock to
     M. L. Schehin, a consultant of the Company, in consideration of cash at the price of $0.05 per share and services at an additional $0.10 per share.

     On October 18, 2001, the Company issued 6,000,000 shares of common stock to Prescott Investments LLC, an affiliated company for the purchase price of $0.05 per share payable in a note payable in full no later than March 31, 2002. Additional compensation for services was recognized at the rate of $0.10 per share.

     On October 18, 2001, the Company issued 10,000,000 shares of common stock to Michael G. Todd, an officer of the Company, in consideration of and in lieu of unpaid cash compensation and benefits at the price of $0.15 per share.

     On February 25, 2002, the Company issued 500,000 shares of common stock to Robert Hardin, an attorney to the Company, in consideration of and in lieu of unpaid cash compensation at the price of $0.10 per share.

     On February 25, 2002, the Company issued 500,000 shares of common stock to Elizabeth Brandon-Brown, an attorney to the Company, in consideration of and in lieu of unpaid cash compensation at the price of $0.10 per share. On March 29, 2002 an additional 75,000 shares were issued in lieu of unpaid cash compensation at the price of $0.05 per share.

     On February 25, 2002, the Company issued 600,000 shares of common stock to Steven Telsey, an advisor to the Company, in consideration of and in lieu of unpaid cash compensation at the price of $0.10 per share.

     On February 25, 2002, the Company issued 2,000,000 shares of restricted common stock to Tom Blake, a Director of the Company, in consideration of and in lieu of unpaid cash compensation at the price of $0.05 per share.

     On February 25, 2002, the Company issued 500,000 shares of restricted common stock to Will Schwartz, an advisor to the Company, in consideration of and in lieu of unpaid cash compensation at the price of $0.05 per share.

     On February 25, 2002, the Company issued 100,000 shares of restricted common stock to M.L. Schehin, an advisor to the Company, in consideration of and in lieu of unpaid cash compensation at the price of $0.05 per share.

     On March 26, 2002, the Company caused to be issued by releasing from escrow, 5,000 shares of common stock to Jens Olsen, an advisor to the Company, in consideration of and in lieu of unpaid cash compensation at the price of $0.0625 per share.

     On March 26, 2002, the Company caused to be issued by releasing from escrow, 140,000 shares of common stock to Michael Todd, an officer of the Company, in consideration of and in lieu of unpaid reimbursements at the price of $0.0625 per share.

NOTE 4 - SETTLEMENT AGREEMENT

     On December 20, 2001, the Operating Subsidiary and Resure reached a settlement agreement to resolve payment on the outstanding Resure Note. The Bankruptcy Court entered an Order approving the 2001 Settlement Agreement and dismissed all pending motions by Resure, subject to the Liquidator for Resure receiving approval of the agreement by the Cook County Court. At a hearing on January 9 that approval was granted. On February 4, 2002 the sale was completed and the payment of $3,850,000 was made to Resure to under the terms of the 2001 Settlement Agreement to pay in full the Resure Mortgage. The Company had a liability accrued to Resure of $5,034,497. The transaction is considered a Troubled Debt Restructuring under SFAS 15 and resulted in the Company recognizing an extraordinary gain of $1,184,497.

NOTE 5 - LAND SALES

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

     On March 13, 2002, the Company entered into a contract to sell approximately 300 acres of the Operating Subsidiary's Real Property in Maumelle, Arkansas composed of the remaining 289 acres subject to the First Arkansas Valley Bank mortgage and the 11 acre Apartment Tract subject to the Bank of Little Rock mortgages. The Bankruptcy Court approved the sale and closing occurred on March 26, 2002. The sale price was $4,200,000 plus a 10% profit interest in the 289 acre parcel. The net proceeds of the sale were used to retire the debt owed to the Bank of Little Rock, in the amount of $694,642 and to First Arkansas Valley Bank in the amount of $1,105,812. The property had a cost basis of $1,711,919. At closing, according to the terms of the sale, the buyer paid $2,100,000 and executed notes payable to the Operating Subsidiary for $1,070,000 due on September 22, 2002 and for $1,030,000 due on March 26, 2005. Both notes bear interest at 6.25% and terms call for payment of the principal and accrued interest at maturity. The 10% profits interest is considered a contingency according to paragraph 43 of SFAS 66, Accounting for Sales of Real Estate. Accordingly sales value is assigned to the profits interest and any profit will be recognized when received. Additionally, according to the same paragraph, all costs of the sale were recognized in full at the time of sale.

NOTE 6 - SUBSEQUENT EVENTS

     On April 26, 2002, Michael Todd, and Prescott Investment L.P., a Nevada limited partnership controlled by Mr. Todd, entered into an agreement with the principals of Boca First Capital LLLP ("Boca First Capital"), a Florida limited liability limited partnership, involved in real estate development and investment, to transfer their controlling interest in the Company for an interest in Boca First Capital. Such a transfer is predicated upon certain events, which includes but is not limited to, not less than 70% of the current Note holders, by aggregate amount owed, accepting an offer of cash or preferred stock of the Company to retire such debt. Under the terms of the agreement, Boca First Capital has extended a $3,000,000 line of credit ("Credit Line") to the Company secured by a collateral assignment and pledge of the capital stock of Capitol Development of Arkansas, Inc., and is subject to the provisions of a Business Loan Agreement dated April 26, 2002 The line bears interest at the initial rate of 5.75% per annum. Effective on the first business day of the first calendar quarter after the date of the Note, and on the first business day of each succeeding calendar quarter, the rate of interest on the Note will increase or decrease to a rate of 1.0% above the Prime Rate, as published in the Wall Street Journal, in effect on that date. The Note is payable in monthly installments of interest only, and matures on November 1, 2003.

     As of the date of this Report, the Company has drawn $123,000 on the credit line; however, future draws are predicated on the Company fulfilling certain conditions, including but not limited to, the retirement of 70% or more of its Note debt as discussed above.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements
--------------------------

     In addition to historical information, this Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 2 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to, (1) reorganize under Chapter 11 of the Bankruptcy Code of United States, its wholly-owned subsidiary which controls substantially all of the Company's assets, (2) cure its current severe liquidity problems and (3) raise sufficient capital to overcome uncertainties regarding the availability of sufficient liquidity to continue operations. If the Company cannot reorganize its current debt, the Company's status as a viable going concern will remain in doubt. There can be no assurance that the Reorganization Plan (the "Plan") filed with the United States Bankruptcy Court will be approved or that Company will be able to raise sufficient capital to cure its liquidity problems and pursue the business objectives discussed herein.

     In addition, the forward-looking statements contained in this report may be impacted by the September 11, 2001 terrorist attacks and the related military action, as well as the possibility of further incidents of terrorism. The effect of these events on the business of the Company, if any, is currently unclear. However, any adverse effect on the general economic conditions and consumer confidence resulting from these events may adversely affect the business of the Company.

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

     Change in Financial Condition Since the End of Last Fiscal Year. At March 31, 2002, the Company had total assets of $5,942,757 a decrease of $2,039,174 or 25.6% of the Company's total assets, as of the Company's fiscal year ended September 30, 2001. The Company had cash of $60,364 as of March 31, 2002 compared to $134 at September 30, 2001.

     The current portion of notes receivable increased to $1,070,000 on March 31, 2002 from $0 on September 30, 2001. The increase was a result of the sale of approximately 289 acres of single family residential land and 11 acres of multifamily land (See Discussion Below).

     The carrying value of the Company's real estate holdings decreased by $4,057,370 during the six months, from $5,357,510 as of September 30, 2001 to $1,300,140 on March 31, 2002. The net decease was a result of two sales during this period. The first sale was for approximately 451 acres of residential land in Maumelle, Arkansas ("Maumelle") for a sale price of $4,000,000 in cash. The other sale was for approximately 289 acres of single family land and 11 acres of multifamily land for a sale price of $4,200,000. The terms of sale included $2,100,000 cash at closing, a 6 month note for $1,070,000, and a 3 year note for $1,030,000. Additionally, the Company retains a 10% interest in the profits derived from the development of the land. According to the provisions of Statement of Financial Accounting Standards No 66, "Accounting for Sales of Real Estate," this 10% profits interest is not valued in determining the sale price. The Company's investment in Trade Ark, decreased from $2,616,880 to $2,474,579 reflecting the Company's portion of the net loss by Trade Ark, which is accounted for by the equity method.

     Total liabilities of the Company at March 31, 2002 were $8,949,623, a decrease of $6,706,065 from the September 30, 2001 total of $15,655,688. The current liability for notes payable decreased by $4,971,253 during the six months, from $11,688,993 to $6,717,740. The decrease was the result of net payments in full all of the secured notes of the Company.

     Accounts payable and accrued expenses decreased by $1,744,785. At September 30, 2001 the liability for accounts payable and accrued expenses totaled $3,572,403. At March 31, 2002 the balance was $1,827,618. The major portion of the decrease, or $543,671, was comprised of accrued officers salaries and recaptured Accrued Interest Payable $1,336,521.

     Accrued real estate taxes payable decreased from the September 30, 2001 balance of $13,042 to a balance of $1,229, a decrease of $11,813, as of March 31, 2002.

     Shareholders' Equity increased by $4,666,891. The increase resulted from the issuance of 100,000 new shares of the Company's common stock at $0.05 per share for cash and an additional $0.10 per share for services , the issuance of 10,000,000 new shares of the Company's common stock at $0.15 per share as payment of services rendered and in lieu of unpaid cash compensation and benefits due an employee, and the issuance of 6,000,000 new shares of the Company's common stock at $0.05 per share to an affiliate for a note and additional compensation for services recognized at the rate of $0.10 per share, the issuance of 2,600,000 new shares of the Company's common stock at $0.05 per share to affiliates and consultants as payment of services rendered and additional compensation for services recognized at the rate of $0.01 per share, the issuance of 1,600,000 new shares of the Company's common stock at $0.10 per share to an affiliates and consultants as payment of services rendered, the issuance of 75,000 new shares of the Company's common stock at $0.05 per share to a consultant as payment of services rendered, the issuance of 140,000 shares of the Company's common stock at $0.0625 per share as payment of services rendered and in lieu of unpaid cash compensation and benefits due an employee, the issuance of 5,000 shares of the Company's common stock at $0.0625 per share to affiliate and consultant as payment of services rendered, and the net income of $2,249,078 for the six month period ending March 31, 2002.

Results of Operations
---------------------

     Comparison of the Six Months Ended March 31, 2002 to the Six Months Ended March 31, 2001 For the six months ended March 31, 2002, the Company had a net income of $2,249,078 compared with a loss of $911,413 for the six months ended
March 31, 2001. The difference in performance resulted primarily from an increase in revenues from $125,163 for the six months ended March 31, 2001, to $8,201,290 for the six months ended March 31, 2002.

     Revenues increased by $8,076,127 to $8,201,290 for the six months ended March 31, 2002, from $125,163 for the six months ended March 31, 2001. During the six months ended March 31, 2002, sales totaled $8,200,000. The one sale was for approximately 451 acres of residential land in Maumelle for a sale price of $4,000,000 in cash. The other sale was for approximately 289 acres of single family residential land and 11 acres of multifamily land for a sale price of $4,200,000. The terms of sale included $2,100,000 cash at closing, a 6 month note for $1,070,000, and a 3 year note for $1,030,000. Additionally, the Company retains a 10% interest in the profits derived from the development of the 289 acre parcel. The cost of sales for the six months ended March 31, 2002, amounted to $4,376,899, resulting in a gross profit of $3,824,391. The cost of sales for the six months ended March 31, 2001, amounted to $0, resulting in a gross profit of $125,163.

     General and administrative expenses increased to $2,090,908 for the six months ended March 31, 2002, from $221,744 for the six months ended March 31, 2001. Officers' salary increased to $1,001,329 for the six months ended March 31, 2002 from $120,000 for the six months ended March 31, 2001, an increase of $881,329. Consulting fees increased to $801,313 for the six months ended March 31, 2002 from $0 for the six months ended March 31, 2001, an increase of $801,313. Legal Fees and Audit Fees increased by $111,244 to $116,244 for the six months ended March 31, 2002 from $5,000 for the six months ended March 31, 2001. Miscellaneous charges increased by $96,418 to $100,767 for the six months ended March 31, 2002 from $4,349 for the six months ended March 31, 2001.

     Interest expense decreased by $94,369 from $622,769 for the six months ended March 31, 2001 to $528,400 for the six months ended March 31, 2002.

     The operating loss recorded for unconsolidated subsidiaries accounted for under the equity method totaled a loss of $142,300 for the six months ended March 31, 2002 compared to a loss $193,036 for the six months ended March 31, 2001.

     On February 4, 2002, the Operating Subsidiary , under the terms of the 2001 Settlement Agreement with Resure, paid the outstanding Resure debt evidenced by a secured note ("Resure Note") in full for the payment of $3,850,000. The Company had a liability accrued to Resure of $5,034,497. The Company recognized an extraordinary gain of $1,184,497 under SFAS 15.

     Comparison of the Three Months Ended March 31, 2002 to the Three Months Ended March 31, 2001 For the three months ended March 31, 2002, the Company had a net income of $4,297,088 compared with a loss of $434,927 for the three months ended March 31, 2001. The difference in performance resulted primarily from an increase in revenues from $125,163 for the three months ended March 31, 2001, to $8,201,290 for the three months ended March 31, 2002.

     Revenues increased by $8,076,127 to $8,201,290 for the three months ended March 31, 2002, from $125,163 for the three months ended March 31, 2001. During the three months ended March 31, 2002, sales totaled $8,200,000. The one sale was for approximately 451 acres of residential land in Maumelle for a sale price of $4,000,000 in cash. The other sale was for approximately 289 acres of single family residential land and 11 acres of multifamily land for a sale price of $4,200,000. The terms of sale include $2,100,000 cash at closing, a 6 month note for $1,070,000, and a 3 year note for $1,030,000. Additionally, the Company retains a 10% interest in the profits derived from the development of the 289 acre parcel. The cost of sales for the three months ended March 31, 2002, amounted to $4,376,899, resulting in a gross profit of $3,824,391. The cost of sales for the three months ended March 31, 2001, amounted to $0, resulting in a gross profit of $125,163.

     General and administrative expenses increased to $422,479 for the three months ended March 31, 2002 from $112,074 for the three months ended March 31, 2001. Consulting fees increased to$181,313 for the three months ended March 31, 2002 from $0 for the three months ended March 31, 2001, an increase of $181,313. Legal Fees and Audit Fees increased by $53,596 to $53,596 for the three months ended March 31, 2002 from $0 for the three months ended March 31, 2001. Miscellaneous charges increased by $98,209 to $101,959 for the three months ended March 31, 2002 from $3,750 for the three months ended March 31, 2001.
Management fees totaled $26,719 for the three months ended March 31, 2001, a decrease of $25,024 to $1,695 for the three months ended March 31, 2002.

     Interest expense decreased by $84,777 from $304,746 for the three months ended March 31, 2001 to $219,969 for the three months ended March 31, 2002.

     The operating loss recorded for unconsolidated subsidiaries accounted for under the equity method totaled a loss of $71,150 for the three months ended March 31, 2002 compared to a loss $143,703 for the three months ended March 31, 2001

     On February 4, 2002, the Operating Subsidiary, under the terms of the 2001 Settlement Agreement with Resure, paid the outstanding Resure Note in full for the payment of $3,850,000. The Company had a liability accrued to Resure of $5,034,497. The Company recognized an extraordinary gain of $1,184,497 under SFAS 15.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents amount to $60,364 as of March 31,2002, as compared with $134 at September 30, 2001. The Company's liquidity position at March 31, 2002, is not adequate to meet the Company's liquidity requirements. As of March 31, 2002, the Company was in default on all of its loans in the amount of $6,717,740, evidenced by promissory notes (the "Notes"). All of the defaulted debts, except for the Notes discussed below, are pre-petition obligations and collection is stayed under the Operating Subsidiary's bankruptcy petition.

     As of March 31, 2002, the Company has borrowed $6,717,740 from private sources, (the "Bridge Loans") evidenced by the Notes. All of these Bridge Loans have matured and are in default. The Bridge Loans are unsecured; however the Company provided a guarantee bond through New England International Surety Inc. (the "Surety") to the Bridge Note holders. However, management has been notified by the Surety that it has been served with a class action suit in federal court. As such, even though the Company has defaulted on the Bridge Notes, the Surety will not be able to make interest or principal payments to the noteholders until the action is settled, if at all.

     On December 20, 2001, the Operating Subsidiary and Resure reached a settlement agreement (the "2001 Settlement Agreement") to resolve payment on the outstanding Resure Note. On December 20, 2001, the Bankruptcy Court entered an Order approved the 2001 Settlement Agreement, and dismissed all pending motions by Resure, subject to Liquidator for Resure receiving approval of the agreement by the Cook County Court. The Cook County Circuit Court entered an Order approving the 2001 Settlement Agreement on January 9, 2002. See PART II, ITEM 1, "LEGAL PROCEEDINGS."

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

     An unsecured note to Davister Corp. (the "Davister Note") in the amount of $200,000 has matured, and collection on this pre-petition obligation is stayed under the Operating Subsidiary's bankruptcy petition. On March 13, 2001, the Operating Subsidiary entered into an agreement with an unaffiliated third party to sell approximately 289 acres of single family residential land of the Large Residential Tract of the Maumelle Property subject to the First Arkansas Valley Bank mortgage and 11 acres of multifamily land, subject to the Bank of Little Rock mortgages. The total purchase price was $4,200,000 plus a 10% interest in the profits derived from the development of the 289 acre parcel. On March 26, 2002 the Operating Subsidiary completed this sale. At closing, the buyer paid $2,100,000 in cash and executed notes payable for $1,070,000 due September 22. 2002 and for $1,030,000 due March 26, 2005. Both notes bear interest at 6.25% and terms call for payment of principal and accrued interest at maturity.

     As of March 26, 2002, the Bank of Little Rock line of credit in the amount of $400,000 and the loan in the amount of $200,000, plus interest of $94,642 was paid in full. As of March 26, 2002, the line of credit from the First Arkansas Bank, in the amount of $975,000 pus interest of $130,812, was paid in full.

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

Subsequent Events.
-----------------

     On April 26, 2002, Michael Todd, and Prescott Investment L.P., a Nevada limited partnership controlled by Mr. Todd, entered into an agreement with the principals of Boca First Capital LLLP ("Boca First Capital"), a Florida limited liability limited partnership, involved in real estate development and investment, to transfer their controlling interest in the Company in exchange for an interest in Boca First Capital. Such a transfer is predicated upon certain events, which includes but not limited to, not less than 70% of the current Note holders, by aggregate amount owed, accepting an offer of cash or preferred stock of the Company to retire such debt. Under the terms of the agreement, Boca First Capital has extended a $3,000,000 line of credit ("Credit Line") to the Company secured by a collateral assignment and pledge of the capital stock of Capitol Development of Arkansas, Inc., and is subject to the provisions of a Business Loan Agreement dated April 26, 2002. The line bears interest at the initial rate of 5.75% per annum. Effective on the first business day of the first calendar quarter after the date of the Note, and on the first business day of each succeeding calendar quarter, the rate of interest on the Note will increase or decrease to a rate of 1.0% above the Prime Rate, as published in the Wall Street Journal, in effect on that date. The Note is payable in monthly installments of interest only, and matures on November 1, 2003.

     As of the date of this Report, the Company has drawn $123,000 on the credit line; however, future draws are predicated on the Company fulfilling certain conditions, including but not limited to, the retirement of 70% or more of its Note debt as discussed above.

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

     On November 16, 2000, the Operating Subsidiary filed a Disclosure Statement and Plan of Reorganization (the "Plan") with the Bankruptcy Court to satisfy its existing debts. The Plan will be presented to creditors for acceptance or rejection. The Disclosure Statement was approved the Bankruptcy Court on January 19,2001. The Plan was presented to creditors for acceptance or rejection. The secured creditors accepted the Plan and one creditor for the unsecured class accepted the Plan. At least two-thirds of each impaired class of creditors and more than one-half in number of the allowed claims of the class members entitled to accept or reject the Plan have to vote to accept it; however the Bankruptcy Court may confirm the Plan if at least one of the impaired classes votes for it and the Bankruptcy Court finds the Plan does not discriminate unfairly. The hearing for confirmation of the Plan was set for February 21, 2001, but was delayed. If the Plan is confirmed, all creditors listed in the petition will be bound by the terms and conditions set forth in the Plan. If the Plan is rejected, the Operating Subsidiary may be forced into Chapter 7, at which point the Operating Subsidiary will be forced to liquidate its assets to meet the obligations of the secured creditors and if any funds are available thereafter to meet the obligations of the unsecured creditors. A hearing is set for May 24, 2002 for the Court to hear unsecured creditors' claims.

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

     Under the terms of the Agreement, the Liquidator for Resure agreed to accept $3,850,000. On February 4, 2002, the $3,850,000 was paid to Nathaniel S. Shapo, Director of Insurance of the State of Illinois, as Liquidator of Resure Inc., in full satisfaction of all Resure claims against the Operating Subsidiary from the proceeds of a sale to an unaffiliated third party of 451 acres of the Large Residential Tract of the Maumelle Property for a total purchase price of $4,000,000.

The Company is not involved in any other litigation, other than those actions arising from the normal course of business, and which Management does not believe will have a material effect on the Company's operations.


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

     11 Statement re: computation of per share earnings

     b) REPORTS ON FORM 8-K

     The Company filed a Form 8-K with the Securities and Exchange Commission on January 24, 2002, disclosing the 2001 Resure Settlement Agreement between Capitol Communities Corporation and Nathaniel S. Shapo, Director of Insurance of the State of Illinois, as Liquidator of Resure Inc.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CAPITOL COMMUNITIES CORPORATION


     Date: May 14, 2002           By: /s/  Michael G. Todd
                                      ------------------------------------------
                                           Michael G. Todd, Chairman,
                                           President and Chief Executive Officer
     Date: May 14, 2002           By: /s/ David Paes
                                      ------------------------------------------
                                           Treasurer and Vice President