Form 10QSB
period 2002-06-30
CAPITOL COMMUNITIES CORP
filed 2002-08-14
CIK 915636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  AND EXCHANGE
    ACT OF 1934

                           For the quarterly period ended June 30, 2002

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES AND EXCHANGE
    ACT OF 1934

                  For the transition period from _____ to_____

                           Commission File No. 0-23450

                         CAPITOL COMMUNITIES CORPORATION
       (Exact name of Small Business Issuer as specified in its charter)

        Nevada                                               88-0361144
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)




900 N. Federal Highway
Suite 410
Boca Raton, FL                                            33432
(Address of principal executive offices)                (Zip Code)


Issuer's telephone number: (561) 237-0776

         Check whether the issuer (1) filed all reports  required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES [ ] NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock ($.01 Par Value)          24,750,361
 (Title of Class)                      Shares Outstanding as of August 1, 2002

Transitional Small Business Disclosure Format: [ ] YES [X] NO





                         CAPITOL COMMUNITIES CORPORATION
                                   Form 10-QSB
                          QUARTER ENDED JUNE 30, 2002

 TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)...............................................  F-1
                  Consolidated Balance Sheet
                     June 30, 2002.....................................................  F-1
                  Consolidated Statement of Cash Flows
                     For the Six Months Ended June 30, 2002 and 2001 ..................  F-2
                  Consolidated Statement of Operations
                     For the Six Months ended June 30, 2002 and 2001...................  F-3
                  Consolidated Statement of Operations
                     For the Three Months ended June 30, 2002 and 2001.................  F-3
                  Consolidated Statement of Stockholders' Equity
                     For the nine Months ended June 30, 2002...........................  F-4
                  Notes to Consolidated Financial Statements June 30, 2002.............  F-5
Item 2. Management's Discussion And Analysis or Plan of Operation......................  3

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..............................................................  9

Item 3. Defaults Upon Senior Securities................................................  10

Item 6. Exhibits and Reports on Form 8-K...............................................  10

                  Signatures...........................................................  10


PART I.           FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)
         --------------------------------



                           CAPITOL COMMUNITIES CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                 AS OF JUNE 30, 2002

UNAUDITED



Current Assets
       Cash in Bank                                               $     98,057
       Accounts Receivable                                                 150
       Accrued Interest Receivable                                      34,521
       Notes receivable-Current                                      1,070,000
       Prepaid Assets                                                      358
                                                                  ------------
                Total Current Assets                                 1,203,086

Plant property and equipment
       Furniture and Equipment, net of accumulated
         depreciation of $11,362                                         4,897


Other Assets
       Land and Real Estate Holdings                                 1,300,140
       Notes receivable-Non-Current                                  1,030,000
       Investment in Trade Ark Properties                            2,335,447
                                                                  ------------
                Total Other Assets                                   4,665,587

                Total Assets                                      $  5,873,570
                                                                  ============




Current Liabilities
       Notes Payable                                              $  6,996,187
       Accounts Payable & Accrued Expenses                           1,985,226
                                                                  ------------
                Total Current Liabilities                            8,981,413

Non Current Liabilities                                                   --

Liabilities of Subsidiary Subject to Compromise                        409,251
                                                                  ------------

                Total Liabilities                                    9,390,664

Shareholders' Equity (Deficit)

       Preferred stock-$.01 par value, none issued                        --
       Common Stock-$.01 par value, 40,000,000 shares                  282,900
                authorized; 28,290,050 shares issued
       Additional Paid in Capital                                   10,036,671
       Note Receivable for Class A Common Stock                       (300,000)
       Treasury Stock; 3,539,689 shares                             (4,795,852)
       Accumulated Deficit                                          (8,740,813)
                                                                  ------------

                Total Shareholders' Equity (Deficit)                (3,517,094)

                Total Liabilities and
                Shareholders' Equity (Deficit)                    $  5,873,570
                                                                  ============



                         CAPITOL COMMUNITIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001

                                    UNAUDITED

                                                                      2002           2001
                                                                      ----           ----

Cash Flows from Operating Activities:
       Net Income (Loss)                                            $ 1,719,305    $(1,280,817)
       Amortization                                                        --             --
       Depreciation                                                       1,367          1,634
       Services paid by Issuance of Common Stock                      1,712,718
       Common Stock Options granted for Services                         19,545
       Adjustments to Reconcile Income (Loss)
       to Net Cash Used for operating Activities
            (Increase) Decrease in Receivables                            4,515
            (Increase) Decrease in Accrued Interest Receivable          (34,521)
            (Increase) Decrease in Real Estate Holdings               4,057,370         10,278
            (Increase) Decrease in Investments                          281,433         98,500
            (Increase) Decrease in PrePaid Assets                           635           (344)
            Increase (Decrease) in Accrued Expenses                    (887,082)     1,005,891
            Liabilities Subject to Compromise                            14,959        (19,779)
                                                                    -----------    -----------


       Net cash provided by (used in) operating activities            6,885,729       (180,122)
                                                                    -----------    -----------



Cash Flows from Investing Activities:
       Collections of Notes Receivable                                  457,520
       Increase in Notes Receivable                                  (2,100,000)          --
                                                                    -----------    -----------

       Net cash provided by (used in) investing activities:          (2,100,000)       457,520
                                                                    -----------    -----------


Cash Flows from Financing Activities:
       Proceeds from sale of Common Stock                                 5,000
       Increase in Notes Payable                                        298,000
       Payment of Notes Payable                                      (4,990,806)      (321,056)
                                                                    -----------    -----------

       Net cash provided by (used in) financing activities:          (4,687,806)      (321,056)
                                                                    -----------    -----------


Net Increase (Decrease) in Cash                                          97,923        (43,658)

Beginning Cash                                                              134         51,932
                                                                    -----------    -----------

Ending Cash                                                         $    98,057    $     8,274
                                                                    ===========    ===========


Schedule of Noncash Financing Activities
       Common Stock Issued for Accrued Expenses                     $   700,095    $      --
       Common Stock Issued for Note Receivable                          300,000           --
       Common Stock Issued for Services                               1,712,718           --
       Common Stock Options granted for Services                         19,545           --

Supplemental Information:
Operating cash flows from reorganization items:
       Professional fees paid for services rendered in connection with the Chapter 11 proceeding, included in net cash used
       in operating activities                                      $    28,746    $      --

Interest paid, net of amounts capitalized of $0 and $0
       and net of payoff discount of $1,184,497 in 2002             $   683,173    $    93,267



                         Capitol Communities Corporation
                      Consolidated Statements of Operations
                For the Nine months Ended June 30, 2002 and 2001

                                    UNAUDITED

                                                                    2002                         2001
                                                                    ----                         ----

Revenues:
        Sales                                                        $8,200,000                      $75,000
        Miscellaneous Income                                              1,290                        8,325
        Recognition of Deferred Land Sale Profit                              -                      118,726
                                                              ------------------           ------------------

        Total Revenues                                               $8,201,290                     $202,051

        Cost of Sales                                                 4,376,899                       10,278
                                                              ------------------           ------------------

Gross Profit                                                         $3,824,391                     $191,773

Operating Expenses:
        General & Administrative
        Expenses                                                      2,330,921                      326,037
                                                              ------------------           ------------------

Net Income (Loss) Before
        Other Income/(Expense)                                        1,493,470                     (134,264)

Other Income and (Expense)
        Operations of Unconsolidated Investments                       (281,433)                    (217,226)
        Interest Income                                                  34,521                        1,159
        Interest Expense                                               (711,750)                    (930,486)
                                                              ------------------           ------------------

Net Income (Loss) from continuing operations                           $534,808                  ($1,280,817)

Provision for Income Taxes                                                    -                            -
                                                              ------------------           ------------------

Net Income (Loss) before Extraordinary Items                           $534,808                  ($1,280,817)

Extraordinary Items
        Gain from retirement of debt at a discount
           net of income tax benefit of $0                           $1,184,497
                                                              ------------------           ------------------

Net Income (Loss)                                                    $1,719,305                  ($1,280,817)
                                                              ==================           ==================

Basic Income (Loss) per share
        Income (Loss) before extraordinary item                          $0.022                      ($0.303)
        Extraordinary Item
           Gain from retirement of debt at a discount                     0.048                        0.000
                                                              ------------------           ------------------

        Net Income (Loss)                                                $0.070                      ($0.303)
                                                              ==================           ==================

Weighted average shares outstanding:                                 24,611,899                    4,230,361
                                                              ==================           ==================


Fully Diluted Income (Loss) per share
        Income (Loss) before extraordinary item                          $0.022                      ($0.303)
        Extraordinary Item
           Gain from retirement of debt at a discount                     0.048                        0.000
                                                              ------------------           ------------------

        Net Income (Loss)                                                $0.069                      ($0.303)
                                                              ==================           ==================

Weighted average shares outstanding:                                 24,738,650                    4,230,361
                                                              ==================           ==================



                         Capitol Communities Corporation
                      Consolidated Statements of Operations
                For the Three months Ended June 30, 2002 and 2001

                                    UNAUDITED
                                                                    2002                         2001
Revenues:
        Sales                                                                $0                      $75,000
        Miscellaneous Income                                                  -                        1,888
        Recognition of Deferred Land Sale Profit                              -                            -
                                                              ------------------           ------------------

        Total Revenues                                                       $0                      $76,888

        Cost of Sales                                                         -                       10,278
                                                              ------------------           ------------------

Gross Profit                                                                 $0                      $66,610

Operating Expenses:
        General & Administrative
        Expenses                                                        240,013                      104,293
                                                              ------------------           ------------------

Net Income (Loss) Before
        Other Income/(Expense)                                         (240,013)                     (37,683)

Other Income and (Expense)
        Operations of Unconsolidated Investments                       (139,133)                     (24,190)
        Interest Income                                                  32,723                          186
        Interest Expense                                               (183,350)                    (307,717)
                                                              ------------------           ------------------

Net Income (Loss) from continuing operations                          ($529,773)                   ($369,404)

Provision for Income Taxes                                                    -                            -
                                                              ------------------           ------------------

Net Income (Loss) before Extraordinary Items                          ($529,773)                   ($369,404)
                                                              ==================           ==================

Extraordinary Items
        Gain from retirement of debt at a discount
           net of income tax benefit of $0                                   $0
                                                              ------------------           ------------------

Net Income (Loss)                                                     ($529,773)                   ($369,404)
                                                              ==================           ==================

Basic Income (Loss) per share
        Income before extraordinary item                                ($0.021)                     ($0.087)
        Extraordinary Item
           Gain from retirement off debt at a discount                    0.000                         0.00
                                                              ------------------           ------------------

        Net Income (Loss)                                               ($0.021)                     ($0.087)
                                                              ==================           ==================


Weighted average shares outstanding:                                 24,750,361                    4,230,361
                                                              ==================           ==================




                                            Capitol Communities Corporation
                                     Statement of Changes in Stockholder's Equity
                                        For the Nine Months Ended June 30, 2002
                                                       Unaudited


                            Preferred    Preferred     Common      Common     Additional     Treasury       Retained
                              Shares       Stock       Shares       Stock    Paid in Capital   Stock        Earnings
------------------------------------------------------------------------------------------------------------------------

Balance at 9/30/01                    0         $ -    7,770,050    $ 77,700   $ 7,504,513   $(4,795,852)  $(10,460,118)


Common Stock issued 10/18/01
   for Services                                        9,895,100      98,951     1,392,378
   for Accrued Expenses                                4,104,900      41,049       577,622
   for Note Receivable                                 2,000,000      20,000       280,000
   Sold                                                  100,000       1,000         4,000

Common Stock issued 2/25/02
   for Services                                        3,473,260      34,733       182,593
   for Accrued Expenses                                  726,740       7,267        65,407

Common Stock issued3/26/02
   for Services                                            5,000          50           263
   for Accrued Expenses                                  140,000       1,400         7,350

Common Stock issued3/29/02
   for Services                                           75,000         750         3,000

Outstanding Stock Options                                                           19,545
  authorized April 18, 2002

Net Income (Loss) for
the Period Ended 6/30/02                                                                                      1,719,305
------------------------------------------------------------------------------------------------------------------------


Balance at 6/30/02                    0         $ -   28,290,050   $ 282,900  $ 10,036,671   $(4,795,852)  $ (8,740,813)
                           =============================================================================================

         CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         June 30, 2002


NOTE 1  -  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES


         Background
         ----------

The consolidated balance sheet at June 30, 2002 and the related statements of operations and cash flows for the nine month period ended June 30, 2002, include the accounts of Capitol Communities Corporation and its wholly owned subsidiaries and are unaudited. All inter-company accounts and transactions have been eliminated in consolidation.

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

In February, 1994 Petro Source Energy Corporation transferred the majority of its holdings in the common shares of the predecessor corporation, AWEC Resources, Inc., to Prescott Investments Limited Partnership and Charlie Corporation. Mr. Todd is a beneficial owner of Prescott Investments, L.P., and the Company. Herbert Russell and John DeHaven, the beneficial owners of the Company and affiliates of Mr. Todd until June 1999. These shares were transferred in consideration for public relations services provided by Prescott Limited Partnership and Charlie Corporation to Petro Source. Such services were deemed by Petro Source to be integral and indispensable to the concurrent acquisition of approximately 2,041 acres of land in Maumelle, Arkansas by the Company's Operating Subsidiary. The Company was not a party to the transfer of shares. The Company did not issue any new shares pursuant to the acquisition of the land. Accordingly, the transfer of shares did not affect the capitalization of the Company, and was non-dilutive to all other shareholders.

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

         Earnings/Loss Per Share
         ------------------------

Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the nine months ended June, 2002 and 2001 were 21,268,438 and 4,230,361, respectively.

NOTE 2 -GOING CONCERN CONSIDERATIONS

While the company has recognized significant profits from operations for the current year, it has a substantial accumulated deficit, has non-productive assets and is highly illiquid. The Company is currently in default on $6,698,187 of short term unsecured debt. No claim for payment has been made for a $200,000 note due January 6, 1996. Management has begun implementation of plans to make the company more viable. The ultimate outcome of these plans cannot be determined.

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

         On December 20, 2001, the Operating Subsidiary and Resure reached a settlement agreement( 2001 Settlement Agreement ) to resolve payment on the outstanding Resure Note, and accordingly the Resure Motions and Competing Plan of Reorganization currently before the Bankruptcy Court. The Bankruptcy Court entered an Order approving the 2001 Settlement Agreement on December 20, 2001, and dismissed all pending motions by Resure, subject to the Liquidator for Resure receiving approval of the agreement by the Cook County Court. At a hearing on January 9 that approval was granted and on February 4, 2002 from the proceeds of sales, see Notes 4 and 5, the Resure Note was paid. From the proceeds of another sale contracted on March 13, 2002 and closed on March 26, 2002 after approval of the Bankruptcy Court, see Note 5, the secured debts to First Arkansas Valley Bank and Bank of Little Rock were satisfied. As a result the remaining developable Real Estate is significantly reduced and the operating Subsidiary has no secured debt.

The Plan is still pending approval. If the Plan is not confirmed, the Operating Subsidiary may be forced into Chapter 7, at which point the Operating Subsidiary would be forced to liquidate its assets to meet the obligations of the creditors.

There can be no assurance the plan will be approved, or if approved it may not be approved under the terms submitted. Accordingly the Company has accrued interest through June 30, 2002 on all debt. The company has not adjusted the carrying value of its real estate assets.

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

On February 25, 2002 the Company issued 500,000 shares of common stock to Robert Hardin, an attorney to the Company, in consideration of and in lieu of unpaid cash compensation at the price of $0.10 per share.

On February 25, 2002 the Company issued 500,000 shares of common stock to Elizabeth Brandon-Brown, an attorney to the Company, in consideration of and in lieu of unpaid cash compensation at the price of $0.10 per share. On March 29, 2002 an additional 75,000 shares were issued in lieu of unpaid cash compensation at the price of $0.05 per share.

On February 25, 2002 the Company issued 600,000 shares of common stock to Steven Telsey, an advisor to the Company, in consideration of and in lieu of unpaid cash compensation at the price of $0.10 per share.

On February 25, 2002 the Company issued 2,000,000 shares of restricted common stock to Tom Blake, a Director of the Company, in consideration of and in lieu of unpaid cash compensation at the price of $0.05 per share.

On February 25, 2002 the Company issued 500,000 shares of restricted common stock to Will Schwartz, an advisor to the Company, in consideration of and in lieu of unpaid cash compensation at the price of $0.05 per share.

On February 25, 2002 the Company issued 100,000 shares of restricted common stock to M.L. Schehin, an advisor to the Company, in consideration of and in lieu of unpaid cash compensation at the price of $0.05 per share.

On March 26, 2002 the Company caused to be issued by releasing from escrow, 5,000 shares of common stock to Jens Olsen, an advisor to the Company, in consideration of and in lieu of unpaid cash compensation at the price of $0.0625 per share.

On March 26, 2002 the Company caused to be issued by releasing from escrow, 5,000 shares of common stock to Michael Todd, an officer of the Company, in consideration of and in lieu of unpaid reimbursements at the price of $0.0625 per share.

On April 18, 2002 the Company issued options for an aggregate of 200,000 shares of the Corporation's Common Stock to Michael G. Todd, an officer of the Company in consideration of and in lieu of unpaid reimbursements at the price of $0.045 per share.

On April 18, 2002 the Company issued options for an aggregate of 200,000 shares of the Corporation's Common Stock to Howard Bloom, an advisor to the Company who subsequent to the June 30, 2002 period became a controlling shareholder of the Company and an affiliate of Mr. Todd, in consideration of and in lieu of cash compensation at the price of $0.045 per share.

On April 18, 2002 the Company issued options for an aggregate of 200,000 shares of the Corporation's Common Stock to Kenneth E. Richardson, an advisor to the Company who subsequent to the June 30, 2002 period became a controlling shareholder of the Company and an affiliate of Mr. Todd,in consideration of and in lieu of cash compensation at the price of $0.045 per share.

On April 18, 2002 the Company issued options for an aggregate of 200,000 shares of the Corporation's Common Stock to Allan Katz, an advisor to the Company, in consideration of and in lieu of cash compensation at the price of $0.045 per share.

As of June 30, 2002, there were 800,000 options granted under the Employee Incentive Stock Plan of the Company that were outstanding under the Plan. During the nine months ended June 30, 2002, the Company recorded non-cash compensation charge relating to the Company's common stock options of $19,545 for those options granted to non-employees. No expense has been recognized for options granted to employees.


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

On March 13, 2002 the Company entered into a contract to sell approximately 300 acres of the Operating Subsidiary's Real Property in Maumelle, Arkansas composed of the remaining 289 acres subject to the First Arkansas Valley Bank mortgage and the 11 acre Apartment Tract subject to the Bank of Little Rock mortgages. The Bankruptcy Court approved the sale and closing occurred on March 26, 2002. The sale price was $4,200,000 plus a 10% profits interest in the 289 acre parcel. The property had a cost basis of $1,711,919. At closing, according to the terms of the sale, the buyer paid $2,100,000 and executed notes payable to the Operating Subsidiary for $1,070,000 due on September 22, 2002 and for $1,030,000 due on March 26, 2005. Both notes bear interest at 6.25% and terms call for payment of the principal and accrued interest at maturity. The 10% profits interest is considered a contingency according to paragraph 43 of SFAS 66, Accounting for Sales of Real Estate. Accordingly sales value is assigned to the profits interest and any profit will be recognized when received. Additionally, according to the same paragraph, all costs of the sale were recognized in full at the time of sale.

NOTE 6 - SUBSEQUENT EVENTS

On April 25, 2002 the Company announced an agreement between Michael Todd, President and CEO and Prescott Investments L.P., an affiliate of Todd's, to transfer their controlling interest in the Company to Boca First Capital, Ltd., a Florida based real estate development and investment concern. The transaction involves the granting of a credit line to the Company and requires the Company to meet certain conditions.

 CHANGES IN CONTROL

On July 17, 2002, Boca First Capital, LLLP ("Boca First"), a Florida limited liability limited partnership acquired control of Capitol Communities Corporation (the "Company") in an exchange of 16 million shares of Common Stock of the Company held by Michael G. Todd, the Company's president, and Prescott Investments, L.P. ("Prescott"), a Nevada limited partnership beneficially owned by Mr. Todd for a combined 33% interest in Boca First. Boca First is controlled by its general partner, Addison Capital Group LLC ("Addison"), a Nevada limited liability company. The manger/members of Addison are Howard Bloom, an individual residing in the State of Florida, Kenneth Richardson, an individual residing in the State of Florida and Michael G. Todd, an individual residing in the State of California ("Addison Managers"). The Addison Managers, except for Mr. Bloom who's beneficial interest in Boca First is held by a Florida limited liability company, are limited partners of Boca First, as is Prescott Investments L.P., and control Boca First, which now owns 64.6% of the Company's outstanding shares.

As part of the change of control, the Company has moved its principal place of business from Torrance, California to 900 N. Federal Highway, Suite 410, Boca Raton, Florida 33432, effective July 22, 2002.

         DEBT REDUCTION - ISSUANCE OF PREFERRED STOCK

As a condition of the transfer of control of the Company to Boca First, the Company has reduced its obligations to Note holders by an offer of a cash settlement or an exchange of the note for Series A Preferred Stock of the Company.

Effective August 15, 2002, the Company agreed to exchange $4,360,653 in debt, including principal and interest, with a group of existing promissory note security holders ("Note Holders") for 4,360,653 shares of Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), par value $0.01 per share. Each share of Series A Preferred Stock bears a cumulative dividend rate of 5.25% per annum. Commencing 60 days from the date of issuance, but not sooner than August 15, 2002, each Series A Preferred Stock shall have a mandatory conversion, at the Company's sole option, to convert into one share of Common Stock for each share of Series A Preferred Share held by Investor, predicated upon certain events ("Triggered Events"). The Triggered Event shall occur, when and if, the Company's stock, based on the average of the high and low prices of the Common Shares for a consecutive period of ten (10) trading days, as reported by the National Quotation Bureau, Inc. ("NQB"), and reflect inter-dealer prices as reported on the NASDAQ electronic bulletin board, reaches a price of $1.50 per share of Common Stock. However, in the event the Company elects such option, it will use its best efforts to register such common shares for resale within 180 days from the date of conversion. Commencing 90 days after issuance (the
"Conversion Date"), and any time thereafter, the Series A Preferred is convertible, at the option of the holder, into one share of the Company's Common Stock. All or any number of Series A Preferred Stock may be converted by the holder thereof from time to time on or after the Conversion Date. However, such optional conversion is limited by the Triggered Events. The Series A Preferred Stock is restricted stock.

The Series A Preferred Stock is non-voting, except as otherwise provided under Nevada law. The Series A Preferred Stock, in the event of any liquidation, dissolution or winding up of the Company, is senior to the holders of Common Stock. Series A Preferred Stock holders are entitled to receive a liquidation preference of $1.00 per share, plus accrued and unpaid dividends to the payment date.

Simultaneously to the exchange, the Company negotiated a settlement of existing promissory note debt, including principal and interest, in the amount of $1,652,372.61 for a cash settlement of $492,964.53 with certain existing Note Holders.

         DAVISTER NOTE RELEASE

Effective August 7, 2002, Davister Corp., released the Operating Subsidiary from any and all claims, obligations and demands arising from the Davister Note, an unsecured pre-petition note in the principal amount of $200,000, plus all accrued interest. The release was in consideration of the assumption by Maumelle Limited Partnership ("Maumelle Partnership") of the obligation in return for a reduction of the six month note of $1,030,000 to $1,000,000 provided by Maumelle Partnership as partial consideration for the purchase of single family and multi-family acres of the Maumelle Property, and the elimination of the 10% in the profits derived from the development of the purchased land. See also, ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Financial Condition."

TRADEARK PROPERTIES, LLC

On July 26, 2002, the Company was notified by Trade Partners, Inc. ("Trade Partners"), of its intention to dissolve and liquidate TradeArk Properties, LLC. ("TradeArk") and distribute the assets and liabilities to the members. Trade Partners holds a 65% interest, subject to certain conditions, and the Operating Subsidiary holds a 35% interest. The Company is currently in the process of requesting an audit of TradeArk to facilitate the process and verify the value of the Company's interest.

The Company has not received recent financial information from TradeArk. The last information provided was as of December 31, 2001, the end of TradeArk's fiscal year. The Company has estimated results of TradeArk for the interim periods. Following is a condensed Balance Sheet of TradeArk Properties, LLC prepared from the unaudited statements provided by TradeArk.

The Company's Operating Subsidiary holds a 35.16% ownership interest in TradeArk. The Company deferred profit on this transaction in accordance with provisions of FASB 66, "Accounting for Sales of Real Estate". As of June 30, 2002 the deferred profit is $1,373,069 and the carrying value of the investment in TradeArk is $2,335,447.

TRADEARK PROPERTIES LLC
CONDENSED BALANCE SHEET (UNADITED)
December 31, 2001

ASSETS
------
   Real Estate held for resale                         $ 7,225,250
   Viatical Settlement Contract Investments              8,208,553
   Other Assets                                             45,752
                                                        ----------
            TOTAL ASSETS                               $15,479,555

LIABILITIES & EQUITY

   Mortgage Payable                                    $ 3,315,915
   Loan Payable-Partner                                    992,563
   Accured Interest Payable                                217,568
                                                       -----------
                       TOTAL LIABILITIES & EQUITY      $15,479,553

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements
--------------------------

         In addition to historical information, this Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 2 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to, (1) reorganize under Chapter 11 of the Bankruptcy Code of United States, its wholly-owned subsidiary which controls substantially all of the Company's assets, (2) cure its current liquidity problems and (3) raise sufficient capital to overcome uncertainties regarding the availability of sufficient liquidity to continue operations. If the Company cannot reorganize its current debt, the Company's status as a viable going concern will remain in doubt. There can be no assurance that the Reorganization Plan (the "Plan") filed with the United States Bankruptcy Court will be approved or that Company will be able to raise sufficient capital to cure its liquidity problems and pursue the business objectives discussed herein.

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

         The the following discussion should be read in conjunction with the unaudited financial statements appearing in Item 1, of this Part 1 ("the Financial Statements"), and the information provided later in Item 2, of this Report. As noted in the subsequent events discussed below, the Company is in the process of reorganizing its defaulted debt and raising capital/and or debt to overcome its present illiquidity and commence significant operations.

Financial Condition
-------------------

         On July 21, 2000, the Operating Subsidiary, a wholly-owned subsidiary of the Company that holds substantially all of the Company's assets, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Eastern District of Arkansas ("Bankruptcy Court"). Since then, the Company has continued to operate its business as a debtor-in-possession. If the Company's Operating Subsidiary cannot reorganize under its petition for voluntary bankruptcy under Chapter 11, and if the Company cannot cure its current severe liquidity problems, the Company's status as a viable going concern will remain in doubt. There can be no assurance, however, that the Reorganization Plan filed with the United States Bankruptcy Court will be approved or that Company will be able to raise sufficient capital to cure its liquidity problems and pursue the business objectives discussed herein. See discussion below "LIQUIDITY AND CAPITAL

RESOURCES - - Subsequent Events."

         Accordingly, some of the amounts presented below may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination as to the security of certain claims or other events.

         The Company is currently negotiating to secure additional debt financing, however, there can be no assurance that financing can be obtained, or that the Company will be able to raise the additional capital needed to satisfy long-term liquidity requirements.(See discussion below, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION "LIQUIDITY AND CAPITAL RESOURCES," below).

         Change in Financial  Condition  Since the End of Last Fiscal  Year.
         -------------------------------------------------------------------
At June 30, 2002 the Company had total assets of $5,823,570 a decrease of $2,180,361 or 26.41% of the Company's total assets, as of the Company's fiscal year end of September 30, 2001. The Company had cash of $98,057 as of June 30, 2002 compared to $134 at September 30, 2001.

         The current portion of Notes Receivable increased to $1,070,000 on June 30, 2002 from $0 on September 30, 2001. The increase was a result of the sale of approximately 289 acres of single family residential land and 11 acres of multifamily land. See discussion below..

          The carrying value of the Company's real estate holdings decreased by $4,057,370 during the six months, from $5,357,510 as of September 30, 2001 to $1,300,140 on June 30, 2002 . The net decease was a result of two sales during this period. The first sale was for approximately 451 acres of residential land in Maumelle for a sale price of $4,000,000 in cash. The other sale was for approximately 289 acres of single family residential land and 11 acres of multifamily land for a sale price of $4,200,000. The terms of the sale include $2,100,000 cash at closing, a six month note for $1,070,000, a three year note for $1,030,000. Additionally, the Company retains a 10% interest in the profits derived from the development of the land. According to the provisions of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, this 10% profits interest is not valued in determining the sale price. The Company's investment in Trade Ark, decreased from $2,616,880 to $2,335,447 reflecting the Company's portion of the net loss by Trade Ark, which is accounted for by the equity method.

         Total liabilities of the Company at June 30, 2002 were $9,390,664, a decrease of $6,265,024 from the September 30, 2001 total of $15,655,688. The current liability for notes payable decreased by $4,692,806 during the six months, from $11,688,993 to $6,996,187. The decrease was the result of net payments of all of the secured notes of the Company.

         Accounts payable and accrued expenses decreased by $1,587,177. At September 30, 2001 the liability for accounts payable and accrued expenses totaled $3,572,403. At June 30, 2002 the balance was $1,985,226. The major portion of the decrease, or $483,671, was comprised of accrued officers salaries and $1,154,394 in recaptured accrued interest payable.

         Accrued real estate taxes payable decreased from the September 30, 2001 balance of $13,042 to a balance of $2,129, a decrease of $10,913, as of June 30, 2002.

         Shareholders' Equity increased by $4,156,663. The increase resulted from the issuance of 100,000 new shares of the Company's common stock at $0.05 per share for cash and an additional $0.10 per share for services , the issuance of 10,000,000 new shares of the Company's common stock at $0.15 per share as payment of services rendered and in lieu of unpaid cash compensation and benefits due an employee, and the issuance of 6,000,000 new shares of the Company's common stock at $0.05 per share to an affiliate for a Note and additional compensation for services was recognized at the rate of $0.10 per share, the issuance of 2,600,000 new shares of the Company's common stock at $0.05 per share to affiliates and consultants as payment of services rendered and additional compensation for services was recognized at the rate of $0.01 per share, the issuance of 1,600,000 new shares of the Company's common stock at $0.10 per share to an affiliates and consultants as payment of services rendered, the issuance of 75,000 new shares of the Company's common stock at $0.05 per share to affiliate and consultant as payment of services rendered, the issuance of 140,000 shares of the Company's common stock at $0.0625 per share as payment of services rendered and in lieu of unpaid cash compensation and benefits due an employee, the issuance of 5,000 shares of the Company's common stock at $0.0625 per share to affiliate and consultant as payment of services rendered, the issuance of options for an aggregate of 200,000 shares of the Company's common stock at $0.045 per share to an officer of the Company in consideration of and in lieu of unpaid reimbursements, the issuance of options for an aggregate of 200,000 shares of the Company's common stock at $0.045 per share to an affiliate and advisor of the Company in consideration of and in lieu of cash compensation, the issuance of options for an aggregate of 200,000 shares of the Company's common stock at $0.045 per share to an affiliate and advisor of the Company in consideration of and in lieu of cash compensation, the issuance of options for an aggregate of 200,000 shares of the Company's common stock at $0.045 per share to an advisor of the Company in consideration of and in lieu of cash compensation, and the net income of $1,719,305 for the nine month period ending June 30, 2002. As of June 30, 2002, there were 800,000 options granted under the Employee Incentive Stock Plan of the Company that were outstanding under the Plan. During the nine months ended June 30, 2002, the Company recorded non-cash compensation charge relating to the Company's common stock options of $19,545 for those options granted to non-employees. No expense has been recognized for options granted to employees.


Results of Operations
---------------------

         Comparison  of the Nine  Months  Ended June 30, 2002 to the Nine Months
         -----------------------------------------------------------------------
Ended June 30, 2001.  For the Nine Months ended June 30, 2002, the Company had a
-------------------
net income of $1,719,305 compared with a loss of $1,280,817 for the Nine Months ended June 30, 2001. The difference in performance resulted primarily from an increase in revenues from $202,051 for the Nine Months ended June 30, 2001, to $8,201,290 for the Nine Months ended June 30, 2002.

         Revenues increased by $7,999,239 to $8,201,290 for the nine months ended June 30, 2002, from $202,051 for the nine months ended June 30, 2001. During the nine months ended June 30, 2002, sales totaled $8,200,000. The one sale was for approximately 451 acres of residential land in Maumelle for a sale price of $4,000,000 in cash. The other sale was for approximately 289 acres of single family residential land and 11 acres of multifamily land for a sale price of $4,200,000. The terms of sale include $2,100,000 cash at closing, a 6 month note for $1,070,000, a 3 year note for $1,030,000. Additionally, the Company retains a 10% interest in the profits derived from the development of the 289 acre parcel. During the nine months ended June 30, 2001, sales totaled $75,000. The one sale was for three water well sites and a right of way. The cost of sales for the nine months ended June 30, 2002, amounted to $4,376,899, resulting in a gross profit of $3,824,391. The cost of sales for the nine months ended June 30, 2001, amounted to $10,278, resulting in a gross profit of $191,773.

         General and administrative expenses increased to $2,330,921 for the nine months ended June 30, 2002 from $326,037 for the nine months ended June 30, 2001. Officers' salary increased to $1,061,329 for the nine months ended June 30, 2002 from $180,000 for the nine months ended June 30, 2001, an increase of $881,329. Consulting fees increased to$876,313 for the Nine Months ended June 30, 2002 from $6,600 for the Nine Months ended June 30, 2001, an increase of $874,729. Legal fees and audit fees increased by $145,707 to $150,707 for the nine months ended June 30, 2002 from $5,000 for the nine months ended June 30, 2001. Miscellaneous charges increased by $95,418 to $100,267 for the nine months ended June 30, 2002 from $4,849 for the nine months ended June 30, 2001. As of June 30, 2002, there were 800,000 options granted under the Employee Incentive Stock Plan of the Company that were outstanding under the Plan. During the nine months ended June 30, 2002, the Company recorded non-cash compensation charge relating to the Company's common stock options of $19,545 for those options granted to non- employees. No expense has been recognized for options granted to employees.

         Interest expense decreased by $218,736 from $930,486 for the nine months ended June 30, 2001 to $711,750 for the nine months ended June 30, 2002.

         The operating loss recorded for unconsolidated subsidiaries accounted for under the Equity method totaled a loss of $281,433 for the nine months ended June 30, 2002 compared to a loss $217,226 for the nine months ended June 30, 2001.

         On February 4, 2002, the Operating Subsidiary , under the terms of the 2001 Settlement Agreement with Resure, paid the outstanding Resure Note in full for the payment of $3,850,000. The Company had a liability accrued to Resure of $5,034,497. The Company recognized an extraordinary gain of $1,184,497 under SFAS 15.

         Comparison  of the Three Months Ended June 30, 2002 to the Three Months
         -----------------------------------------------------------------------
Ended June 30, 2001.  For the three months ended June 30, 2002 the Company had a
-------------------
net loss of $529,773 compared with a loss of $369,404 for the three months ended June 30, 2001. The difference in performance resulted primarily from an increase in general and administrative expenses from $104,293 for the three months ended June 30, 2001, to $220,468 for the three months ended June 30, 2002.

         Revenues decreased by $76,888 from $76,888 for the three months ended June 30, 2001, to $0 for the three months ended June 30, 2002. During the three months ended June 30, 2001, sales totaled $75,000. The one sale was for three water well sites and a right of way. The cost of sales for the three months ended June 30, 2001, amounted to $10,278, resulting in a gross profit of $66,610.

         General and administrative expenses increased to $240,013 for the three months ended June 30, 2002 from $104,293 for the three months ended June 30, 2001. Consulting fees increased to $75,000 for the three months ended June 30, 2002 from $6,600 for the three months ended June 30, 2001, an increase of $68,400. Legal fees and audit fees increased by $34,463 to $34,463 for the three months ended June 30, 2002 from $0 for the three months ended June 30, 2001. As of June 30, 2002, there were 800,000 options granted under the Employee Incentive Stock Plan of the Company that were outstanding under the Plan. During the nine months ended June 30, 2002, the Company recorded non-cash compensation charge relating to the Company's common stock options of $19,545 for those options granted to non-employees. No expense has been recognized for options granted to employees.

         Interest expense decreased by $124,367 from $307,717 for the three months ended June 30, 2001 to $183,350 for the three months ended June 30, 2002.

         The operating loss recorded for unconsolidated subsidiaries accounted for under the Equity method totaled a loss of $139,133 for the three months ended June 30, 2002 compared to a loss $24,190 for the three months ended June 30, 2001.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents amount to $98,057 as of June 30,2002, as compared with $134 at September 30, 2001. The Company's liquidity position at June 30, 2002, is not adequate to meet the Company's liquidity requirements. As of June 30, 2002, the Company was in default on all of its loans in the amount of $6,698,187, evidenced by promissory notes (the "Notes"). All of the defaulted debts, except for the Notes discussed below, are pre-petition obligations and collection is stayed under the Operating Subsidiary's bankruptcy petition.

         As of June 30, 2002, the Company has borrowed $6,698,187 from private sources, (the "Bridge Loans") evidenced by the Notes. All of these Bridge Loans have matured and are in default. The Bridge Loans are unsecured; however the Company provided a guarantee bond through New England International Surety Inc. (the "Surety") to the Bridge Note holders. However, management has been notified by the Surety that it has been served with a class action suit in federal court. As such, even though the Company has defaulted on the Bridge Notes, the Surety will not be able to make interest or principal payments to the noteholders until the action is settled, if at all. Subsequent to June 30, 2002, the Company has been able to eliminate $6,013,025 in Note obligations, including accrued interest, by exchanging Note debt for Series A Preferred Stock of the Company, or through cash settlement of the Note debt. See "Subsequent Events -- Debt Reduction - Issuance of Preferred Stock," discussed below.

         On April 26, 2002 the Company obtained a revolving line of credit in the amount of $3,000,000 from Boca First Capital LLLP ("Boca First"), a Florida limited liability limited partnership that purchased a controlling interest in the Company on July 17, 2002. (See Discussion below, "Subsequent Events -- Change of Control"). The credit line bears interest at an initial rate of 10.00% per annum. Effective on the first business day of the first calendar quarter after the date of the Note, and on the first business day of each succeeding calendar quarter, the rate of interest on the Note will increase or decrease to a rate which is equal to the greater of ten percent (10%) per annum or one percent (1.0%) pre annum above the Prime Rate, as published in the Wall Street Journal, in effect on that date. The Note is payable in monthly installments of interest only, and matured on November 1, 2003. The line is secured by a collateral assignment and pledge of the issued and outstanding common stock of Capitol Development of Arkansas, Inc. The loan is subject to the provisions of a Business Loan Agreement dated April 26, 2002. As of June 30, 2002, Boca First has made loan advances to the Company of $298,000; nonetheless, each subsequent loan advance under the Agreement will be subject to the fulfillment of the loan provisions. There can be no assurance that the Company will meet the conditions required for additional advances under the revolving line of credit.

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

         Subsequent Events.
         -----------------

         CHANGES IN CONTROL

         On July 17, 2002, Boca First Capital, LLLP ("Boca First"), a Florida limited liability limited partnership acquired control of the Company in an exchange of 16 million shares of Common Stock of the Company held by Michael G. Todd, the Company's president, and Prescott Investments, L.P. ("Prescott"), a Nevada limited partnership beneficially owned by Mr. Todd for a combined 33% interest in Boca First. Boca First is controlled by its general partner, Addison Capital Group LLC ("Addison"), a Nevada limited liability company. The manger/members of Addison are Howard Bloom, an individual residing in the State of Florida, Kenneth Richardson, an individual residing in the State of Florida and Michael G. Todd, an individual residing in the State of California ("Addison Managers"). The Addison Managers, except for Mr. Bloom who's beneficial interest in Boca First is held by a Florida limited liability company, are limited partners of Boca First, as is Prescott Investments L.P., and control Boca First, which now owns 64.6% of the Company's outstanding shares.

         As part of the change of control, the Company has moved its principal place of business from Torrance, California to 900 N. Federal Highway, Suite 410, Boca Raton, Florida 33432, effective July 22, 2002.

         DEBT REDUCTION - ISSUANCE OF PREFERRED STOCK

         As a condition of the transfer of control of the Company to Boca First, the Company has reduced its obligations to Note Offers by an offer of a cash settlement or an exchange of the note for Series A Preferred Stock of the Company, with offers of settlement to be satisfied partially by the line of credit from Boca First..

         Effective August 15, 2002, the Company has agreed to exchange $4,360,653 in debt, including principal and interest, with a group of existing promissory note security holders ("Note Holders") for 4,360,653 shares of Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), par value $0.01 per share. Each share of Series A Preferred Stock bears a cumulative dividend rate of 5.25% per annum. Commencing 60 days from the date of issuance, but not sooner than August 15, 2002, each Series A Preferred Stock shall have a mandatory conversion, at the Company's sole option, to convert into one share of Common Stock for each share of Series A Preferred Share held by Investor, predicated upon certain events ("Triggered Events"). The Triggered Event shall occur, when and if, the Company's stock, based on the average of the high and low prices of the Common Shares for a consecutive period of ten (10) trading days, as reported by the National Quotation Bureau, Inc. ("NQB"), and reflect inter-dealer prices as reported on the NASDAQ electronic bulletin board, reaches a price of $1.50 per share of Common Stock. However, in the event the Company elects such option, it will use its best efforts to register such common shares for resale within 180 days from the date of conversion. Commencing 90 days after issuance (the "Conversion Date"), and any time thereafter, the Series A Preferred is convertible, at the option of the holder, into one share of the Company's Common Stock. All or any number of Series A Preferred Stock may be converted by the holder thereof from time to time on or after the Conversion Date. However, such optional conversion is limited by the Triggered Events. The Series A Preferred Stock is restricted stock.

         The Series A Preferred Stock is non-voting, except as otherwise provided under Nevada law. The Series A Preferred Stock, in the event of any liquidation, dissolution or winding up of the Company, is senior to the holders of Common Stock. Series A Preferred Stock holders are entitled to receive a liquidation preference of $1.00 per share, plus accrued and unpaid dividends to the payment date.

         Simultaneously  to the  exchange,  the Company  negotiated a settlement
with  certain   existing   promissory   Note  Holders  for  principal   debt  of
$1,310,068.44 for a cash settlement of $492,964.5.

         TRADEARK PROPERTIES, LLC

         On July 26,  2002,  the Company was  notified by Trade  Partners,  Inc.
("Trade Partners"), of its intention to dissolve and liquidate TradeArk Properties, LLC. ("TradeArk") and distribute the assets and liabilities to the members. Trade Partners holds a 65% interest, subject to certain conditions, and the Operating Subsidiary holds a 35% interest. The Company is currently in the process of requesting an audit of TradeArk to facilitate the process and verify the value of the Company's interest.

         DAVISTER NOTE RELEASE

         Effective August 7, 2002, Davister Corp., released the Operating Subsidiary from any and all claims, obligations and demands arising from the Davister Note, an unsecured pre-petition note in the principal amount of $200,000, plus all accrued interest. The release was in consideration of the assumption by Maumelle Limited Partnership ("Maumelle Partnership") of the obligation in return for a reduction of the six month note of $1,030,000 to $1,000,000 provided by Maumelle Partnership as partial consideration for the purchase of single family and multi-family acres of the Maumelle Property, and the elimination of the 10% in the profits derived from the development of the purchased land. See also, ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Financial Condition."

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

     11 Statement re: computation of per share earnings

        (b)     REPORTS ON FORM 8-K

         The Company filed a Form 8-K with the Securities and Exchange Commission on July 30, 2002, disclosing a change in control that occurred on July 17, 2002, between Michael G. Todd, president of the Company and Prescott Investments L.P., a Nevada limited partnership controlled by Mr. Todd, for the exchange of 16 million shares of Common Stock of the Company for a combined 33% interest in Boca First. Boca First, a Florida limited liability limited partnership.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CAPITOL COMMUNITIES CORPORATION


Date: August 14, 2002             By: /s/ Michael G. Todd
                                     ----------------------------------------
                                     Michael G. Todd, Chairman,
                                     President and Chief Executive Officer


Date: August 14, 2002             By: /s/ David Paes
                                    -----------------------------------------
                                     David Paes, Treasurer and Vice President