Form 10QSB/A
period 2002-06-30
CAPITOL COMMUNITIES CORP
filed 2002-08-16
CIK 915636

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

                         CAPITOL COMMUNITIES CORPORATION
                                  Form 10-QSB/A
                           QUARTER ENDED June 30, 2002


                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.
         Notes to Consolidated Financial Statements
                  June 30, 2002.............................................. 3

Item 2.  Management's Discussion And Analysis or Plan of Operation........... 3


Signatures................................................................... 5

PART I.           FINANCIAL INFORMATION

           CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2002

NOTE 1  -  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Earnings/Loss Per Share
-----------------------

     Primary  earnings  per common share are computed by dividing the net income
(loss) the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the nine months ended June, 2002 and 2001 were 24,611,899 and 4,230,361, respectively.

TradeArk Properties, LLC
------------------------

TradeArk Properties LLC Condensed Balance Sheet (Unadited)
December 31, 2001

ASSETS
------

   Real Estate held for resale                                       $ 7,225,250
   Viatical Settlement Contract Investments                            8,208,553
   Other Assets                                                           45,752
                   TOTAL ASSETS                                      $15,479,555

LIABILITIES & EQUITY

   Mortgage Payable                                                  $ 3,315,915
   Loan Payable-Partner                                                  992,563
   Accrued Interest Payable                                              217,568
   Partners Equity                                                    10,953,507

                 TOTAL LIABILITIES & EQUITY                          $15,479,553

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.
         ---------------------------------------------------------

Forward-Looking Statements
--------------------------

     In addition to historical information, this Report on Form 10_QSB contains forward_looking statements within the meaning of the Private Litigation Reform Act of 1995. Such forward_looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward_looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward_looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 2 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." Readers are cautioned not to place undue reliance on these forward_looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to, (1) reorganize under Chapter 11 of the Bankruptcy Code of United States, its wholly_owned subsidiary which controls substantially all of the Company's assets, (2) cure its current liquidity problems and (3) raise sufficient capital to overcome uncertainties regarding the availability of sufficient liquidity to continue operations. If the Company cannot reorganize its current debt, the

Company's status as a viable going concern will remain in doubt. There can be no assurance that the Reorganization Plan (the "Plan") filed with the United States Bankruptcy Court will be approved or that Company will be able to raise sufficient capital to cure its liquidity problems and pursue the business objectives discussed herein.

Change in Financial  Condition  Since the End of Last Fiscal  Year.  At June 30,
-------------------------------------------------------------------
2002 the Company had total assets of $5,823,570 a decrease of $2,108,361 or 26.41% of the Company's total assets, as of the Company's fiscal year end of September 30, 2001. The Company had cash of $98,057 as of June 30, 2002 compared to $134 at September 30, 2001.

     The current portion of Notes Receivable increased to $1,070,000 on June 30, 2002 from $0 on September 30, 2001. The increase was a result of the sale of approximately 289 acres of single family residential land and 11 acres of multifamily land. See discussion below..

         The carrying value of the Company's real estate holdings decreased by $4,057,370 during the nine months, from $5,357,510 as of September 30, 2001 to $1,300,140 on June 30, 2002 . The net decease was a result of two sales during this period. The first sale was for approximately 451 acres of residential land in Maumelle for a sale price of $4,000,000 in cash. The other sale was for approximately 289 acres of single family residential land and 11 acres of multifamily land for a sale price of $4,200,000. The terms of the sale include $2,100,000 cash at closing, a six month note for $1,070,000, a three year note for $1,030,000. Additionally, the Company retains a 10% interest in the profits derived from the development of the land. According to the provisions of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, this 10% profits interest is not valued in determining the sale price. The Company's investment in Trade Ark, decreased from $2,616,880 to $2,335,447 reflecting the Company's portion of the net loss by Trade Ark, which is accounted for by the equity method.

         Total liabilities of the Company at June 30, 2002 were $9,390,664, a decrease of $6,265,024 from the September 30, 2001 total of $15,655,688. The current liability for notes payable decreased by $4,692,806 during the nine months, from $11,688,993 to $6,996,187. The decrease was the result of net payments of all of the secured notes of the Company.

         Accounts payable and accrued expenses decreased by $1,587,177. At September 30, 2001 the liability for accounts payable and accrued expenses totaled $3,572,403. At June 30, 2002 the balance was $1,985,226. The major portion of the decrease, or $483,671, was comprised of accrued officers salaries and $1,154,394 in recaptured accrued interest payable. . . Accrued real estate taxes payable decreased from the September 30, 2001 balance of $13,042 to a balance of $2,129, a decrease of $10,913, as of June 30, 2002.

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

Comparison  of the Three  Months  Ended June 30, 2002 to the Three  Months Ended
--------------------------------------------------------------------------------
June 30,  2001.  For the three  months ended June 30, 2002 the Company had a net
---------------
loss of $529,773 compared with a loss of $369,404 for the three months ended June 30, 2001. The difference in performance resulted primarily from an increase in general and administrative expenses from $104,293 for the three months ended June 30, 2001, to $240,013 for the three months ended June 30, 2002.

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

         The operating loss recorded for unconsolidated subsidiaries accounted for under the Equity method totaled a loss of $139,133 for the three months ended June 30, 2002 compared to a loss $24,190 for the three months ended June 30, 2001

SIGNATURES

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CAPITOL COMMUNITIES CORPORATION



Date: August 16, 2002             By: /s/ Michael G. Todd
                                          --------------------------------------
                                          Michael G. Todd, Chairman,
                                          President and Chief Executive  Officer

Date: August 16, 20002            By: /s/ David Paes
                                          --------------------------------------
                                          David Paes
                                          Treasurer and Vice President