Form 10KSB
period 2002-09-30
CAPITOL COMMUNITIES CORP
filed 2003-01-13
CIK 915636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the fiscal year ended September 30, 2002

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


Issuer's telephone number: (561) 417-7115

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State  the  issuer's   revenues  for  its  most  recent   fiscal  year.
$8,504,740.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such, as of a specified date within the past 60 days. $302,659 based on the average of the bid and asked obtained from the National Quotation Bureau, Inc. ("NQB") on December 16, 2002.

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 25,460,061 common stock shares, as of December 16, 2002.


                       DOCUMENTS INCORPORATED BY REFERENCE
NONE

         Transitional Small Business Disclosure Format YES [ ] NO [X}

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS ................................................... 4
--------------------------

PART I
ITEM 1.     DESCRIPTION OF BUSINESS........................................... 4

ITEM 2.     DESCRIPTION OF PROPERTY.......................................... 11

ITEM 3.     LEGAL PROCEEDINGS................................................ 19

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS................................................. 20

PART II.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.............................................. 20

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION................................................ 22

ITEM 7.     FINANCIAL STATEMENTS............................................. 32

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE........................... 32

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
            AND CONTROL PERSONS; COMPLIANCE WITH
            SECTION 16(a)OF THE EXCHANGE ACT................................. 32

ITEM 10.    EXECUTIVE COMPENSATION........................................... 34

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT............................................ 36

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED

TRANSACTIONS................................................................. 38

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K................................. 39

FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 6 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to, (1) cure its current liquidity problems, (2) liquidate assets to meet day-to-day operations and (3)raise sufficient capital to commence meaningful operations. There is no assurance that the Company will be able to raise sufficient capital or liquidate assets to pursue the business objectives discussed herein.

         The forward-looking statements contained in this Report also may be impacted by future incidents of terrorism and any military action taken by the United States. The effect of these events on the business of the Company, if any, is currently unclear. However, any adverse effect on general economic conditions and consumer confidence resulting from these events may adversely affect the business of the Company.

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

         On July 21, 2000, the Operating Subsidiary, a wholly-owned subsidiary of the Company which holds substantially all of the Company's assets, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Eastern District of Arkansas
("Bankruptcy Court"). The Company continued to operate its business as a debtor-in-possession until September 6, 2002, when the United States Bankruptcy Court entered an Order Dismissing the Chapter 11 Proceedings against the Operating Company. The Company filed a Motion to Dismiss the Bankruptcy Proceedings instead of a Plan of Reorganization, as all claims of non-insiders of the Operating Subsidiary, except for the claim of the Arkansas Department of Finance and Administration had been satisfied or released.

         On July 17, 2002, Boca First Capital, LLLP ("Boca First"), a Florida limited liability limited partnership acquired control of Capitol Communities Corporation (the "Company") in an exchange of 16 million shares of Common Stock of the Company held by Michael G. Todd, the Company's president, and Prescott Investments, L.P. ("Prescott"), a Nevada limited partnership beneficially owned by Mr. Todd, for a combined 33% interest in Boca First. Boca First is controlled by its general partner, Addison Capital Group LLC ("Addison"), a Nevada limited liability company, beneficially owned by the limited partners of Boca First. As of the date of this Report, Boca First owns 62.84% of the Company's issued and outstanding shares.

         By reason of the exchange of securities, Addison, the general partner of Boca First, may be deemed to have voting power and/or dispositive power with respect to the 16,000,000 shares of Common Stock owned by Boca First.


         BUSINESS OF THE COMPANY

         The Company is primarily in the business of selling property from its inventory of 696 acres of real property located in Maumelle, Arkansas (the "Maumelle Property") in an effort to utilize these core assets to acquire or develop real estate projects in fast growing areas, such as Florida, and/or develop other business opportunities that will generate progressive revenues for the Company. Such projects may be developed by the Company or with joint venture partners. There can be no assurance, however, that the Company will be able to liquidate its Maumelle Property at a fair market price or at all, or acquire projects that generate revenues. See above, ITEM 1, "DESCRIPTION OF BUSINESS," and ITEM 2, "DESCRIPTION OF PROPERTY."

         GENERAL. During fiscal year ended September 30, 2002, the Company focused on trying to sell its property in the City of Maumelle, Arkansas, a 5,000 acre planned community located on the Arkansas River, across from the western Little Rock area and fifteen miles from downtown Little Rock, Arkansas.

         During the fiscal year ended September 30, 2002, the Company retired $8,773,825 in secured and unsecured debt and the Operating Subsidiary emerged from the voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code filed with the Bankruptcy Court.

           The Company's current lack of liquidity, however, prevents the Company from conducting any meaningful business activities other than selling assets from the Maumelle Property. Although management anticipates utilizing all or a portion of the Maumelle Property to generate capital and/or raise capital to develop or acquire other revenue generating business opportunities, there can be no assurance that the Company will be able to raise sufficient capital to cure its liquidity problems and pursue the business objectives, strategies or transactions discussed herein. See ITEM 3, "LEGAL PROCEEDINGS," and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- Certain Capital Raising Transactions."

         The Company's real estate as of September 30, 2002, consisted of the remaining unsold portion of the Maumelle Property comprised of approximately 696 acres, of which 250 acres are developable, and the Company's 35.16% interest in TradeArk Properties, LLC, a Michigan limited liability company ("TradeArk Properties"). See ITEM 2, "DESCRIPTION OF PROPERTY," ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - - Certain Capital Raising Transactions," and ITEM 7, "FINANCIAL STATEMENTS."

         The Maumelle Property is managed by Maumelle Enterprises, Inc. ("Maumelle Enterprises"), a real estate management firm that is affiliated with certain officers of the Company. The Company expects that Maumelle Enterprises will continue in the foreseeable future to manage the Maumelle Property. In other geographic areas, the Company expects to engage local brokers to sell or manage any property it may acquire. See ITEM 12, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         PRINCIPAL PRODUCTS AND MARKETS.

         MAUMELLE PROPERTIES. The Company is primarily in the business of selling property from its inventory of the Maumelle Property in an effort to utilize these core assets to acquire or develop real estate projects in fast growing areas, such as Florida, and/or develop other business opportunities that will generate progressive revenues for the Company. The Company anticipates that the developable Maumelle Property will be sold to developers, apartment building operators and/or commercial developers See above, ITEM 1, "DESCRIPTION OF BUSINESS," and ITEM 2, "DESCRIPTION OF PROPERTY."

         The Company's initial focus is selling land from its Maumelle Property inventory to satisfy day-to-day operations, reduce the Company's debt and raise capital to diversity into other real estate projects or business opportunities in other geographic areas.

         During the fiscal year ended September 30, 2002, the Company sold 751 acres of its real property for a total price of $8,500,000. See ITEM 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION---LIQUIDITY AND

CAPITAL RESOURCES." Management expects that any future Maumelle Property sold probably will be purchased by other real estate developers.

         Based on current sales trends as evidenced by building permits issued, recent improvement bond refinancing and renewed efforts of the Maumelle City staff to attract industrial development, Management of the Company believes that there is substantial unmet demand in the Maumelle area for single-family lots, as well as for the multi-family and commercial land. There can be no assurance, however, as to how long such demand will continue, especially with the current economic uncertainties or that the Company will be able to sell any or all of its inventory of Maumelle Property. See "- - GROWTH STRATEGIES," below.

         MARKETING AND ADVERTISING.

         The Company has listed the Maumelle Property with unaffiliated real estate brokers who are responsible for advertising and marketing the property.

         GROWTH STRATEGIES.

         The Company's primary business objective is to increase long-term total returns to shareholders through appreciation in value of the Common Stock. The Company intends to achieve this objective by implementing the long-term growth strategies summarized below. The Company will not be able to implement any of these strategies if it cannot overcome its present illiquidity and raise substantial additional capital to commence material operations, of which there can be no assurance. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

         LIQUIDATION AND DEVELOPMENT OF THE MAUMELLE PROPERTY. The Company intends to focus on the sale of the Maumelle Property to developers. The Company believes that the sale of all or portions of its Maumelle Property inventory will help to capitalize the Company in order to meet its day-to-day operations and commence meaningful operations that may offer the Company greater growth opportunities. These opportunities may include, but are not limited to, real estate development (directly or through joint partnerships) in high-growth areas such as Florida and/or the acquisition of businesses that generate progressive revenues.

         Development of Maumelle Property. The Company's growth strategy with respect to the Maumelle Property is to focus on the sale of single-family, commercial and multi-family lots to developers in the real estate industry.

         Of the approximately 5,300 single-family vacant sites in the City of Maumelle, approximately 687 to 787 sites are owned by the Company or TradeArk Properties. Under Maumelle's current Master Land Use Plan little or no new property can be added to the City of Maumelle without public hearings regarding any proposed annexation of land by the City and the subsequent approval by the City's Board of Directors. Accordingly, the current amount of vacate land available to developers for single-family, multi-family or commercial development is limited. There is no assurance, however, that the firms who recently purchased large tracks of land from the Company will not compete with the Company for the sale of lots to other developers/builders or that the demand for such development will continue at its present growth rate.

         PRODUCT DIVERSIFICATION. Although the Company's primary focus will be on the sale of all or portions of its Maumelle Property inventory, the Company intends to diversify its portfolio and income sources by developing in other market areas, especially in the state of Florida, and/or acquiring other business opportunities.

         COMPETITION.

         The real estate development industry is highly competitive. In Arkansas, as well as Florida where the Company anticipates developing real estate projects, there are numerous large national and regional firms with significantly greater experience and financial resources than the Company currently possesses. The Company may compete with such firms in the sale of the Maumelle Property. The Company will also compete with such firms in the development and sale other real estate projects if the Company is able to liquidate the Maumelle Property and diversity into other markets. Such developers may be more experienced and have greater financial resources then the Company and will compete with the Company in the acquisition of land, the hiring of sub-contractors, experienced management personnel, construction workers and other employees, and the sale of product.

         The Company currently has no material presence or reputation in Arkansas or any other area in the real estate development industry. Due to the Company's lack of capital and revenue from operations it may have to sell portions of its Maumelle Property at less than market value. As a result, there may be reduced profit margins from the Company's operations which may make it more difficult for the Company to achieve the growth strategies discussed herein.

         GOVERNMENTAL REGULATIONS.

         The   development   industry  is  subject  to  extensive   and  complex
regulations. In the sale of its Maumelle Property, the Company, or any joint venture partners, must comply with various federal, state and local laws, ordinances, rules and regulations regarding zoning, architectural design, construction, population, density, availability and installation of utility services, such as water, electricity, gas, and waste disposal, the preservation of the natural terrain, and other related matters, which requires resources and expertise which, for the most part, the Company currently lacks. The Company intends to obtain such resources and expertise, when required.

         The Company's Maumelle Property is subject to the City of Maumelle's Master Land Use Plan. Under this Plan, approximately 188 acres of the approximately 696 acres of the Maumelle Property that was developable land as of September 30, 2002, was zoned for single-family homes. The current zoning allows the Company to develop and offer for sale approximately 200 to 300 single-family home sites located on this acreage. Although much of the Company's property is currently zoned for single-family homes, none of the developable land acreage is subdivided and the Company will be required to incur significant additional cost to subdivide the property into individual lots. The Company believes it can satisfy all anticipated governmental requirements involved in the subdivision process, should Management decide to subdivide the property, if it obtains adequate additional funding and expertise.

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

         The Company also may be subject to periodic delays or may be deterred from selling the Maumelle Property to potential developers due to building moratoriums or slow-growth or no-growth initiatives that could be implemented in the future in the areas which it does business. In addition, governmental authorities could change the zoning of all or some of the Company's properties, which could result in a decrease in property values.

         The Company believes that, with adequate funding, it can comply with all applicable laws regarding its real estate operations. There can be no assurance, however, that the Company will be able to comply with all such laws, or that the enactment of new laws or regulations may not have a material adverse effect on the Company.

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

         In addition, recent studies have linked radon, a naturally-occurring substance, to increased risks of lung cancer. While there are currently no state or federal requirements regarding the monitoring for, presence of, or exposure to, radon in indoor air, the EPA and the Surgeon General recommend testing residences for the presence of radon in indoor air, and the EPA further recommends that concentrations of radon in indoor air be limited to less than 4 picocuries per liter of air (Pci/L) (the "Recommended Action Level"). The presence of radon in concentrations equal to or greater than the Recommended Action Level in one or more of the Company's properties may adversely affect the market value of such property and the Company's ability to sell it.

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

         The Company is not aware of any environmental liability with respect to any of its real property that the Company believes would have a material adverse effect on the Company's business, assets, or results of operations. Nevertheless, there can be no assurance, that the Company's real property does not contain hazardous or toxic substances, particularly on the property which has not been subjected to a Phase I investigation, or that the Company will not incur costs associated with the decontamination of any such substances or liability arising from any such contamination. No assurance can be given that the environmental studies conducted on the property reveal all environmental liabilities or that no prior owner created any material environmental condition not known to the Company. The Company believes that compliance with applicable environmental laws and regulations may have a material adverse effect on the Company, its financial condition and its results of operations.

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

         NUMBER OF EMPLOYEES. As of the Company's fiscal year-ended September 30, 2002, the Company and its subsidiaries had one full-time employee.

ITEM 2.  DESCRIPTION OF PROPERTY.

GENERAL

         The Company's principal asset is the Maumelle Property, located in Maumelle, Arkansas, title to which is held by the Operating Subsidiary. At the Company's fiscal year-end, the Maumelle Property consisted of the following property (sizes are approximate and rounded up to the nearest acre): 188 acres of single-family sites, 47 acres of multi-family sites, 15 acres of commercial property, and 446 acres of miscellaneous undevelopable property. The Maumelle Property is currently zoned under the City of Maumelle Master Land Use Plan for various development uses, including single-family residences, multi-family units and commercial uses.

         The Maumelle Property can be divided into four categories: (1) the Singe-Family Tract, (2) the Multi-Family Acres, (3) the Commercial Acres and (4) the Miscellaneous Tract and Property. Each category of Maumelle Property will be discussed separately below after the following overview of the City of Maumelle.

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

         Maumelle is a master planned city with about 11,761 residents. Under the Master Plan, Maumelle cannot add new property to the city for residential development without public hearings regarding any proposed annexation of land by the City and the subsequent approval by the City Board of Directors. From Maumelle's inception in 1966 to 1996, approximately $120 million has been spent on infrastructure, including sewer and water capacity for a city of up to 25,000 residents and a system of designated common areas, including pathways, parks, lakes, a golf course and other recreational areas. The City of Maumelle was incorporated as a city in 1985. It is governed by a mayor and city council and has police, fire, and emergency services.

         Almost all of the cities within the four-county Little Rock-North Little Rock region gained population from 1990 through 2000. The population of Maumelle has grown at a faster rate than that of neighboring Little Rock, Arkansas with a growth rate of 57.2% in increased population, whereas Little Rock had a 4% increase from 1990 to 2000. The community of Maumelle appears to be attracting more highly educated residents than does Little Rock. The U.S. Department of Commerce and the Little Rock Metropolitan Planning Commission ("Metroplan"), a government planning agency, stated that the figures from the 2000 Census Supplementary Survey, showed Maumelle and Little Rock residents exceeded the national average in education attainment in every category, particularly in graduate and professional degrees. Maumelle has the highest median household income at $65,534, in the State of Arkansas.

         Since 1979, Maumelle has attracted some major companies to its industrial areas, including Molex Inc., Target Distribution Center (800 employees), Kimberly Clark (a manufacturing facility), Ace Hardware Distribution Center, and Scholastic Distribution Services. However, unemployment has increased in Maumelle from 1.4% to 1.6% and in Little Rock from 2.9% to 3.5% for the period from December 2000 to November 2001.

         As of June 30, 1997, the average new home permit value in Maumelle was $138,480, by 2000 it was $148,306, $174,992 by September 30, 2001, and $168,581
by September 30, 2002, according to a Metroplan report. The number of single-family building permits issued by Maumelle has increased by 1,811 units between 1990 and 2000, according to Metroplan. A total of 276 building permits were issued in Maumelle in 1999, 243 in 2000, 247 in the 12-month period ended September 30, 2001, and 203 for the nine months ended September 30, 2002.

         SINGLE-FAMILY TRACT. As of the Company's fiscal year ended September 30, 2002, the Single-Family Tract was comprised of approximately 188 acres of undeveloped residential land. Under current zoning for residential development, the Company believes this land can be subdivided into approximately 200 to 300 single-family lots.

         During  fiscal  year  ended   September  30,  2002,  the  Company  sold
approximately 740 acres of single-family land for a total sales price of $7,175,000.

         The Operating Subsidiary has fee title to the Single-Family Tract, all of which is subject to a first-priority mortgage made effective September 27, 2002, securing a $4,000,000 line of credit from Boca First, the controlling shareholder of the Company ("Boca Credit Line"). See, ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The credit line has an initial interest rate of ten percent per annum and will, on a quarterly basis, adjust to a rate which is equal to the greater of ten percent per annum or one percent above the prime rate, as published in The Wall Street Journal, in effect on that date. The Boca Credit Line is due in monthly installments of interest only. It was first entered into between the Company and Boca First on April 26, 2002, and subsequently modified on May 15, 2002, to increase the credit line from $3,000,000.00 to $4,000,000.00 and extend the maturity date from November 1, 2003 to November 1, 2004. The Boca Credit Line is evidenced by a promissory note (the "Boca Note") which is secured by substantially all of the assets of the Operating Subsidiary. The Boca Note is secured by a mortgage on the remaining Maumelle Property, including the Single Family Tract. As of the fiscal year-end, the Company has drawn $1,216,000 on the line of credit, and $1,491,000, as of December 16, 2002. (See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-Liquidity and Capital Resources."

         During the fiscal year, approximately 701 acres of the Company's single- family acreage was subject to a first-priority mortgage by Resure Inc., as security for a $3,987,353.00 note ("Resure Note"), with a liability accrued to Resure in the amount of $5,034,497.

         On January 9, 2002, the Operating Subsidiary and Nathaniel S. Shapo, the Director of Insurance for the State of Illinois, in his Capacity as the Liquidator for Resure, reached a settlement agreement ("Settlement Agreement")to resolve payment on the outstanding Resure loan in the amount of $3,850,000.00. The Settlement Agreement resolves the Resure Motions and Competing Plan of Reorganization filed by Resure with the Bankruptcy Court, against the Operating Subsidiary. The Company paid the Resure Liquidator the Settlement Agreement with the proceeds from the sale of 451 acres of single- family property to Maumelle Valley LLC ("Maumelle Valley") an unaffiliated third party, in full satisfaction of all claims by Resure against the Operating Subsidiary. The Company received from Maumelle Valley a purchase price of $4,000,000.00, with $3,850,000.00 in net proceeds from the sale. A listing and selling commission of $110,000 was paid to Century 21 Metro, Inc. ("Century 21"), an Arkansas corporation entirely owned by Mary Peyton, president of the Home Construction Subsidiary. See ITEM 3, "LEGAL PROCEEDINGS," and ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-LIQUIDITY AND CAPITAL RESOURCES," and ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         Prior to March 26, 2002, 286 acres of the Single Family Tract had a mortgage on the property used to secure a $1,750,000 line of credit from First Arkansas Valley Bank ("First Arkansas Line of Credit"). On March 26, 2002, the Company sold 289 acres of single family property, and 11 acres of multi-family property, to West Maumelle Limited Partnership ("West Maumelle LP"), an Arkansas limited partnership, and an unaffiliated third party, for a purchase price of $4,200,000.00, plus a 10% interest in the profits derived from the development of the 289 acre parcel ("Profit Interest"). A listing commission of $10,000 was paid to Century 21 and $180,000 sales commission was paid to DeHaven Group, LLC. Concurrent with the closing, the Company paid the First Arkansas Valley Bank $1,105,812, principal and interest, in full satisfaction of the line of credit. At closing, West Maumelle paid $2,100,000 in cash and executed notes payable for $1,070,000, due September 22, 2002 ("Note 1")and $1,030,000 due March 26, 2005
("Note 2"). Both notes bear interest at 6.25% and call for payment of principal and accrued interest at maturity. The Notes are secured by a second mortgage on 289 acres of single family land and the 11 acres of multi-family land, however, the Purchaser may obtain a release on portions of the secured property; provided
Note 1 is paid in full and additional payments are made on Note 2 from the sale of any released land. On August 16, 2002, Note 2 was modified to eliminate the Profit Interest and decrease the Note from $1,030,000 to $1,000,000 in exchange for West Maumelle assuming a $300,000 debt obligation by the Company to Davister Corp. Note 1 was modified September 22, 2002, to extend the maturity date from September 22, 2002, to October 31, 2002 in consideration of an extension fee in the amount of $10,000.00; $5,000.00 due on execution of the modification and $5,000 on the date of maturity. The Note 1 maturity date was extended on October 31, 2002, to mature on December 15, 2002. On December 15, 2002, the Company executed a note extension to extend the maturity date on Note 1, from December 15, 2002, to January 15, 2003. West Maumelle paid an extension fee of $11,000 for the extension, however, the Company has agreed to credit the extension fee towards payment on Note 1;

provided the entire principal and all accrued interest on the note is paid in full on or before December 31, 2002. See ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - - LIQUIDITY AND CAPITAL RESOURCES-Indebtedness and Other Liquidity Requirements," and ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         All property taxes are current and have been paid on a timely basis.

         The Company, under an oral agreement, has allowed Century 21 Metro, Inc. ("Century 21") to offer the 188 acres of Single Family Tract for sale. Century 21 is a real estate agency wholly-owned by Mary Peyton, president of the Home Construction Subsidiary. See ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         MULTI-FAMILY LOTS. As of the Company's fiscal year-ended September 30, 2002, there are approximately 47 acres of Multi-Family Lots zoned for multi-family use. The Operating Subsidiary has fee title to these lots, subject to a first priority mortgage by Boca First used to secure the Boca Credit Line. See discussion above, " --Single-Family Tract."

         During the fiscal year, approximately, 11 acres of the Multi-Family Lots, along with 289 acres of single family property, were sold to West Maumelle LP, an unaffiliated third party, for a purchase price of $4,200,000.00 (See discussion above,"--Single Family Tract"). Prior to the completion of the West Maumelle LP sale, the 11 acres were subject to a lien in favor of the Bank of Little Rock as security for a $400,000 line of credit ("Little Rock Credit Line") and a $200,000 loan ("Little Rock Loan"). On March 26, 2002, the Company paid in full the Little Rock Credit Line, in the amount of $400,000 and the Little Rock Loan in the amount of $200,000, plus interest on both obligations of $94,642.00 for the release of the 11 acres of Multi-Family Property.

         As of the Company's fiscal year-end, the Company had drawn $1,216,000 on the $4,000,000 Boca Credit Line and $1,491,000, as of December 16, 2002. See discussion above, "--Single Family Tract," ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES-- Indebtedness and Other Liquidity Requirements," and ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         Concurrent with the sale of 451 acres of single family property to Maumelle Valley, 47 acres of the Company's remaining Single Family Tract have been re-designated as multi-family R-2 zoning on the municipal land use maps of Maumelle, Arkansas. Although, the City of Maumelle zoning had allowed such a designation, the Company could not obtain an official designation as such until a defined boundary was procured by proffering a survey and separate legal description. In March, 2002, the Company was able to acquire the R-2 zoning designation for 47 Multi-Family acres from the City of Maumelle.

         The property taxes and ad valorem taxes on the 47 acres of Multi-Family Lots owned by the Company have been paid on a timely basis.

         The Company, under an oral agreement, has allowed Century 21 Metro, Inc. ("Century 21") to offer the 47 acres of Multi-Family Lots Tract for sale. Century 21 is a real estate agency wholly-owned by Mary Peyton, president of the Home Construction Subsidiary. See ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         COMMERCIAL LOTS

         Concurrent with the sale of 451 acres of single family property to Maumelle Valley, 15 acres of the Company's Single Family Tract are in the process of being re-designated as commercial C-1 zoning on the municipal land use maps of Maumelle, Arkansas (hereinafter referred to as "Commercial Lots"). The Company expects to submit the defined and surveyed commercial lots and a separate legal description for such zoning designation with the City of Maumelle by no later than the second quarter of the calendar year. Management anticipates that the City of Maumelle will re-designate said lots as commercial C-1 zoning, but there can be no assurance that such a designation will be granted.

         The 15 acres of Commercial Lots are currently subject to a first priority mortgage by Boca First Capital used to secure the Boca Credit Line. See discussion above, "- -Single Family Tract," and See, ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         The property taxes and ad valorem taxes on the 15 acres of Commercial Lots owned by the Company have been paid on a timely basis.

         Once the Company has an official designation of C-1 zoning, it intends to offer the 15 acres of Commercial Lots for sale through Century 21. Century 21 is a real estate agency wholly-owned by Mary Peyton, president of the Home Construction Subsidiary. See ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         MISCELLANEOUS TRACT AND PROPERTY. The Miscellaneous Tract and Property consists of approximately 446 acres of wetlands. The Operating Subsidiary has fee title to the Miscellaneous Tract and Property, subject to the Boca Credit Line. The wetlands property is located in the Arkansas River and, therefore, is unsuitable for development. Accordingly, the Company has no development plans for the property. See, ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         The property taxes and ad valorem taxes on the 446 acres of wetlands owned by the Company have been paid on a timely basis.

         TRADEARK PROPERTIES. The Operating Subsidiary has a 35.16% membership interest in TradeArk Properties, LLC ("TradeArk Properties"), a Michigan limited liability company. TradeArk Properties owns in fee simple 258 acres of real property in Maumelle, Arkansas, consisting of 192 acres of single- family lots ("Pine Ridge Tract"); 19 acres of multi-family lots ("Rector Mountain Tract"); 40 acres of commercial lots ("Tract D"); and 6 acres of commercial lots(Tract E"), (collectively known as the "TradeArk Real Property").

         TradeArk Properties has a mortgage on the TradeArk Real Property to secure a $4,000,000 loan from New Era Life Insurance Company ("New Era"). As of September 30, 2002, $3,315,915.48 in principal was due on the loan and $3,541,029.96, as of December 1, 2002. The loan has a fixed interest rate of 13% per annum and matured on June 12, 2002, but has been extended verbally by New Era. As of December 16, 2002, New Era has agreed to extend the loan for an additional 18 months in the amount of $4,000,000. The modified loan will mature in November 2004, when all interest and principal is due and payable. The modified loan is payable in quarterly payments of interest only at a rate of 13% per annum. Trade Partners, the managing member and controlling member of TradeArk Properties has agreed to guarantee the loan. TradeArk Properties also has a unsecured loan in the amount of $1,334,100 from Trade Partners, the manager of TradeArk Properties.

         TradeArk Properties also owns life settlement contracts ("LSC") with a discounted net present value of $8,300,000, originally contributed by Trade Partners Inc. ("Trade Partners"), a Michigan corporation, for its 64.84% interest in TradeArk Properties. The LSC are also pledged to New Era to secure the New Era Loan.

         On July 26, 2002, the Company was notified by Trade Partners, the manager of TradeArk Properties, of its intention to dissolve and liquidate the limited liability company, or in the alternative purchase the Operating Subsidiary's 35.16% membership interest. The Company is currently negotiating to sell its membership interest in TradeArk Properties to Trade Partners.

         Subsequent to the Company's fiscal year-end, on November 27, 2002, TradeArk Properties entered into an agreement to sell Tract D, consisting of approximately 38.65 acres in the City of Maumelle to Kite Capital, LLC, for a purchase price of $4,545,703. The closing shall be not be later than 45 days after the inspection period of 90 days from the date of execution of the agreement. The purchaser has the right to terminate the agreement if it determines the property is not adequate for its purposes.

PROGRAM OF DEVELOPMENT.

         During the Company's fiscal year ended September 30, 2002, the Company focused on liquidating property from its Maumelle Property inventory in order to retire debt and dismiss the Operating Subsidiary's voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. During the fiscal year, the Company sold 751 acres of property and listed 250 acres, representing the developable land, for sale.

         The Company will not be able to implement its plans to diversify its real estate portfolio into other geographic areas and/or acquire other business opportunities if the Company cannot liquidate all or a portion of the Maumelle Property and raise sufficient working capital to commence significant operations, of which there can be no assurance. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

         DEVELOPMENT OF PROPERTY IN MAUMELLE. The Company intends to offer for sale all or portions of the Single Family Tract, the Multi-Family and Commercial Lots during fiscal year 2003.

         There are no current plans for the  improvement  or  development of the
Miscellaneous   Tracts   since  such   properties   are  wetlands  and  as  such
undevelopable.

         DEVELOPMENT   OF  TRADEARK   PROPERTIES.   The  Company  is   currently
negotiating to sell its 35.16% membership interest in TradeArk Properties to Trade Partners.

         Subsequent to the Company's fiscal year-end, On November 27, 2002, TradeArk Properties entered into an agreement to sell Tract D, consisting of approximately 38.65 acres in the City of Maumelle to Kite Capital, LLC, for a purchase price of $4,545,703. The closing shall be not later than 45 days after the inspection period of 90 days from the date of execution of the agreement. The purchaser has the right to terminate the agreement if it determines the property is not adequate for its purposes.

         The Company does not have knowledge of TradeArk Properties' development plans, except as discussed above.

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

         INVESTMENT POLICIES.

         Investments in Real Estate or Interests in Real Estate. The Company generally conducted all of its investment activities through the Operating Subsidiary and its membership interest in TradeArk Properties. However, the Company is in negotiations to sell its membership interest in TradeArk Properties to Trade Partners.

         The Company's investment objective is to increase long-term total returns to shareholders through appreciation in the value of the Common Stock. The Company's policy is to acquire or develop assets where the Company believes that favorable investment opportunities exist based on market conditions at the time of the investment.

         The Company expects to pursue its investment objectives primarily through the direct ownership of properties by the Operating Subsidiary and/or subsidiaries, or through indirect property ownership opportunities, with joint venture partners. The Company may pursue other indirect property ownership opportunities, particularly if it is necessary or advisable to do so in order to acquire the development resources, which the Company now lacks. If the Company is able to liquidate all or a portion of the Maumelle Property and raise additional working capital, the Company intends to develop other real estate projects in fast growing geographic areas such as Florida.

         Future development or investment activities will not be limited by the governing documents of the Company or its subsidiaries to any geographic area, product type or specified percentage of the Company's assets. It is the Company's policy to acquire assets primarily for possible capital gain.

         Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers. The Company also may invest in securities of other entities engaged in real estate activities or invest in securities of other issuers, including investments by the Company for the purpose of exercising control over such entities. No such investments will be made, however, unless the Board of Directors determines the proposed investment would not cause the Company to be an "investment company" within the meaning of the Investment Company Act of 1940, as amended (the "Investment Company Act"). Should management recommend prospective acquisitions in such companies, it is the Company's policy to enumerate a correlation between the strategic objectives of the Company and the prospective acquisition, or a plan to enhance shareholder value as measured by future book value or earnings per share.

         Investments in Mortgages. The Company may acquire or warehouse mortgage and may function as an intermediator lender. The Company may also offer and hold mortgages generated from the sale of its Maumelle Property inventory.

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

         COMPETITIVE CONDITIONS. The Company's real property is subject to the highly competitive conditions of the real estate development and sales. In Arkansas--the geographic area in which the Company holds its real property inventory and offers such inventory for development and sale--there are numerous large national and regional firms with significantly greater experience and financial resources than the Company currently possesses. Such firms will likely compete with the Company in the marketing and sale of land for development. Additionally, if the Company acquires real estate projects in other geographic areas, it will compete with firms that may have greater experience in that area and will compete directly with such firms for the acquisition of land, the hiring of sub-contractors, experienced management personnel, construction workers and other employees, and the sale of product.

         Because of the restrictive zoning in Maumelle, Arkansas, the Company believes that its ownership of 250 acres of developable land for single family homes, multi-family and commercial units will give the Company an advantage in selling its Maumelle Property to developers.

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

ITEM 3.  LEGAL PROCEEDINGS.

         On July 21, 2000, the Operating Subsidiary, a wholly-owned subsidiary of the Company that holds substantially all of the Company's assets, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Eastern District of Arkansas ("Bankruptcy Court"). Until September 6, 2002, when the Bankruptcy Court dismissed the Chapter 11 proceedings against the Operating Subsidiary, the Company continued to operate its business as a debtor-in-possession. As such, the Operating Subsidiary was authorized to operate its business in the ordinary course of business, but could not engage in transactions outside the ordinary course of business without Bankruptcy Court approval. See discussion below.

         As a result of the Operating Subsidiary's bankruptcy, all acts to collect Pre-petition Indebtedness and to enforce other existing contractual obligations of the Operating Subsidiary were stayed.

         Upon filing the voluntary petition for bankruptcy relief under Chapter 11, the foreclosure action instituted by the Liquidator for Resure on April 19,

2000 against the Operating Subsidiary was stayed. The foreclosure action was filed in the Chancery Court of Pulaski County, Arkansas (the "Resure lawsuit"). The Resure Liquidator sought to foreclose on approximately 701 acres of residential land of the Maumelle Property securing a $3,500,000 loan ("Resure Note") owed by the Company. The action also sought $2,000,000 in Development Fees the Liquidator claimed the Operating Subsidiary owed under the terms and conditions of the September 30, 1997, settlement agreement, which was secured by the same 701 acres as the Resure Note.

         On December 20, 2001, the Operating Subsidiary and Resure reached a settlement agreement (the "Settlement Agreement") to resolve payment on the outstanding Resure Note and the Resure Motions and Competing Plan of Reorganization. The Bankruptcy Court entered an Order approving the Settlement Agreement on December 20, 2001, and dismissed all pending motions by Resure, subject to the Resure Liquidator receiving approval of the agreement by the Cook County Court. The Cook County Circuit Court entered an Order approving the Settlement Agreement on January 9, 2002.

         Under the terms of the Settlement Agreement, the Resure Liquidator agreed to accept $3,850,000 in satisfaction of all claims against the Operating Subsidiary. On February 4, 2002, the $3,850,000 was paid to the Resure Liquidator from the proceeds of a sale of 451 single family acres of the Maumelle Property, to an unaffiliated third party, for a total purchase price of $4,000,000.

         As of September 6, 2002, all claims of the Operating Subsidiary, other than those owed to affiliates and the Arkansas Department of Finance & Administration had been satisfied or released. Accordingly, the Operating Subsidiary filed a Motion to Dismiss Chapter 11 Proceedings with the Bankruptcy Court instead of a Plan of Reorganization. On September 6, 2002, the Bankruptcy Court entered an Order Dismissing the Chapter 11 Proceedings against the Operating Company.

         The Company is not involved in any other litigation, other than those actions arising from the normal course of business, and for which Management does not believe will have a material effect on the Company's operations.

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

         The high and low bid prices for shares of common stock of the Company for each quarter within the last two fiscal years are as follows:

                                            BID

Quarter Ending                              High                     Low

September 30, 2000                          .250                     .013

December 30, 2000                           .180                     .0625

March 31, 2001                              .75                      .065

June 30, 2001                               .570                     .130

September 30, 2001                          .320                     .012

December 30, 2001                           .87                      .13

March 31, 2002                              .37                      .037

June 30, 2002                               .20                      .04

September 30, 2002                          .14                      .065

         These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB"), and reflect inter-dealer prices, without retail mark up, mark down or commission and may not reflect actual transactions.

HOLDERS

         The number of record holders of the Company's common stock was 1,021, as of September 30, 2002.

DIVIDENDS

         During the fiscal year ended September 30, 2002 and the fiscal year ended September 30, 2001, the Company did not declare any cash dividends with respect to its Common Stock. The Company does not expect to declare dividends on its common stock in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, particularly since the Company has decided to focus on liquidating its present inventory of the Maumelle Property due to its present illiquidity. There are no material restrictions limiting, or restrictions that are likely to limit, the Company's ability to pay dividends on its Common Stock in the future, except that the articles of incorporation of the Company permit the board of directors to approve the issuance of preferred stock having such rights as may be designated by the board without shareholder approval.

         During the fiscal year ended September 30, 2002, the Company issued 3,843,698 shares of Preferred Stock, Series A, that bears a cumulative dividend of 5 1/4%. As of September 30, 2002, the Company prepaid one year of dividends on the 3,843,698 shares of Series A Preferred Stock in the amount of $203,032.79. The Company, through its board of directors, has the right to issue other series of preferred stock. Such rights may include preferences with respect to dividends as well as prohibitions against the declaration of dividends on Common Stock under certain circumstances.

         The following unregistered securities were issued during fiscal year ended September 30, 2002:

On October 18, 2001 the Company issued 100,000 shares of restricted common stock to M. L. Schehin, a consultant of the Company, in consideration of cash at the price of $0.05 per share. The Company relied on Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"), in agreeing to issue such securities.

On October 18, 2001 the Company issued 6,000,000 shares of restricted common stock to Prescott Investments LLC, an affiliated company for the purchase price of $0.05 per share payable in a note payable in full no later than March 31, 2002. The Note's maturity was extended to September 30, 2003. Additional compensation for services was recognized at the rate of $0.10 per share. The Company relied on Section 4(2) of the Securities Act in agreeing to issue such securities. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION- - Subsequent Events."

On October 18, 2001 the Company issued 10,000,000 shares of restricted common stock to Michael G. Todd, an officer of the Company, in consideration of and in lieu of unpaid cash compensation and benefits at the price of $0.05 per share. Additional compensation for services was recognized at the rate of $0.05 per share. The Company relied on Section 4(2) of the Securities Act in agreeing to issue such securities.

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

         Effective August 15, 2002, the Company agreed to exchange $3,843,698 in debt, including principal and interest, with a group of existing promissory note security holders ("Note Holders") for 3,843,698 restricted shares of Convertible Preferred Stock, Series A Non-Voting stock (the "Series A Preferred Stock"), par value $0.01 per share. Each share of Series A Preferred Stock bears a cumulative dividend rate of 5.25% per annum. The Series A Preferred Stock, in the event of any liquidation, dissolution or winding up of the Company, is senior to the holders of Common Stock. The Company relied on Section 3(a)(9) and Rule 145 of the Securities Act in agreeing to issue such securities. As of September 30, 2002, the Company had issued 3,843,698 shares of Series A Preferred Stock to promissory note holders. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -Liquidity and Capital Resources-Debt Reduction-Issuance of Preferred Stock."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         The following discussion should be read in conjunction with the financial statements and the notes thereto appearing in Item 7 of this Report (the "Financial Statements"). As noted below and elsewhere in this Report, the Company needs to cure its current liquidity in order to diversity its portfolio, acquire new business opportunities and generate revenues. Accordingly, the Company is in the process of liquidating all or portions of the Maumelle Property and raise sufficient capital to commence meaningful operations. There can be assurance, however, that the Company will be able to sell all or portions of the Maumelle Property for a fair market value or at all, or raise sufficient capital in order to implement its growth strategy.

RESULTS OF OPERATIONS

         COMPARISON OF YEAR ENDED SEPTEMBER 30, 2002 TO YEAR ENDED SEPTEMBER 30, 2001. For the year ended September 30, 2002, the Company experienced a gain of $4,246,713 compared with a loss of $2,115,003 for the year ended September 30, 2001. The difference in performance resulted primarily from an increase in revenues from $202,351 in the year ended September 30, 2001, to $8,504,740 the year ended September 30, 2002, an increase of $8,302,389. The cost of sales and the cost of sales for related party commission for the year ended September 30, 2002, amounted to $4,256,899, resulting in a gross profit of $4,127,841. Gross profits as a percentage of revenues decreased to 48.54% in the year ended September 30, 2002 from 94.92% in the year ended September 30, 2001. The revenues for the year ended September 30, 2002, were increased by the recognition of $8,500,000 in land sales profit.

         During the year ended September 30, 2002, operating expenses increased to $1,474,880 from $431,278 in the year ended September 30, 2001, an increase of $1,043,602 or 241.98%. The primary cause of the increase was the expenses recognized for stock based compensation to an officer and various consultants.

         Sales for the fiscal year-end were $8,500,000 an increase of $8,425,000 from the year ended September 30, 2001, as a result of increase land sales of the Maumelle Property. Gross profit for the year ended September 30, 2002 was $4,127,841 an increase of $3,935,768 from the gross profit of $192,073 for the year ended September 30, 2001.

         From the year ended September 30, 2002 to the year ended September 30, 2001, operating expenses increased from $431,278 to $2,660,053, an increase of $1,043,602 or 241.96%. Officers' salaries decreased to $190,000 for the year ended September 30, 2002 from $240,000 for the year ended September 30, 2001, a decrease of $50,000. Officers' salary for the year ended September 30, 2002, was composed of the amount paid of $85,000 and an amount accrued and unpaid of $105,000. Consulting fees increased to $847,358 for the year ended September 30, 2002 from $21,632 for the year ended September 30, 2001, an increase of $825,726. Legal fees and audit fees increased by $110,248 to $185,116 for the year ended September 20, 2002 from $74,868 for the year ended September 30, 2001. Miscellaneous charges increased by $97,431 to $104,167 for the year ended September 30, 2002 from $6,736 for the year ended September 30, 2001. Operating expenses-related parties increased to $1,185,173 from $73,618 in the year ended September 30, 2001, an increase of $1,111,555 or 1,509.90%. The expense recognized for stock based compensation to an officer/directors and various consultants increased to $1,099,500 for the year ended September 30, 2002, from $0 for the year ended September 30, 2001, an increase of $1,099,500. Consulting fees increased to $45,500 for the year ended September 30, 2002, from $0 for the year ended September 30, 2001, an increase of $45,500. Management expenses decreased from $73,618 for the year ended September 30, 2001, to $22,173 for the year ended September 30, 2002, a decrease of $51,445. The decrease was the result of a decrease in expense fees due to Maumelle Enterprises, a related party, of $22,173 for the year ended September 30, 2002, from $73,618 for the year ended September 30, 2001. For fiscal year ended September 30, 2002, and for the fiscal year ended September 30, 2001, accrued expense fees due to Maumelle Enterprises were at $55,329 and $66,329 respectively.

         Interest expenses decreased by $1,023,333 from $1,619,187 during the year ended September 30, 2001, to $595,854 during the year ended September 30, 2002, a decrease of 63.20%.

         The operating loss recorded for unconsolidated subsidiaries accounted for under the equity method totaled a loss of $325,791 for the year ended September 30, 2002, compared to a loss of $240,657 for the year ended September 30, 2001.

         The Company recognized a current tax expense of $74,183 for the year ended September 30, 2002, compared to $0 for the year ended September 30, 2001. The increase resulted from the liability incurred at the state level from the sale of assets of the Operating Subsidiary in Arkansas. The Company recognized a deferred income tax benefit of $1,203,000 for the year ended September 30, 2002, compared to $0 for the year ended September 30, 2001. The Company had previously recorded a valuation allowance equal to its deferred tax benefit. As a result of sales and gain from retirement of debt at a discount during the year ended September 30, 2002, the Company utilized a substantial amount of the net operating loss ("NOL") and subsequently examined its ability to utilize more of its remaining NOL and recognized a benefit from a portion of its remaining NOL.

         On February 4, 2002, the Operating Subsidiary, under the terms of the 2001 Settlement Agreement with Resure, paid the outstanding Resure Note in full for the payment of $3,850,000. The Company had a liability accrued to Resure of $5,034,497. The Company recognized and extraordinary gain of $1, 184,497 under SFAS 15.As of September 30, 2002 the Company negotiated a settlement with certain existing promissory Note Holders for principal debt and accrued interest of $1,941,484.26 for cash settlements of $612,163.85.

         The Company continues to accrue management fees, to the extent possible, to Maumelle Enterprises, a related party. However actual expenses, which include overhead and salaries, have been paid to Maumelle Enterprises during fiscal year ended September 30, 2002. During the fiscal year-end Maumelle Enterprises was paid $22,173 and accrued $0 in management fees. During fiscal year ended September 30, 2001, Maumelle Enterprises was paid $73,618 and accrued $0 in management fees. During fiscal year, Mr. Todd was paid $85,000, a portion of the salary Mr. Todd was scheduled to be paid with the remaining amount of $105,000 accrued, bringing the balance accrued at September 30, 2002, to $105,000. Notwithstanding, Mr. Todd has agreed, as of September 27, 2002, to forego salary until the Company is in a financial position to pay such expenses. On April 24, 2002, Mr. Todd's employment contract was modified to reflect a salary of $10,000 per month, due to the financial condition of the Company. See
ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-Maumelle Enterprises Inc., Agreement."

         The Company believes that its results of operations can improve in the future if it is able to liquidate all or portions of the Maumelle Property, and secure long-term debt or equity to commence significant operations and diversify its portfolio. The Company, through its subsidiary, intends to take advantage of an apparent increase in building activity in the City of Maumelle, summarized below to liquidate its Maumelle Property holdings. There can be no assurance, however, that such trends will continue or that the Company will be able to capitalize on these trends.

         There were 256 permits were issued by the City of Maumelle for the construction of new single-family homes during the 2001 calendar year. From January through September 2002, 203 permits have been issued for the construction of new homes. Although there can be no assurance that such increase in activity will continue, the Company believes that the level of home development activity in Maumelle will continue to increase in the future, for the following reasons:

         (1) The Country Club of Arkansas, a golf-oriented development in Maumelle, has completed improvements and opened its new golf course to the public in the Fall of 1996. The owner/developer of the Country Club of Arkansas has placed substantial amounts of advertising and promotion into local print media which may produce a positive effect for future development activity in Maumelle.

         (2) In the period 1990 through 2000, the SMSA of the Little Rock/North Little Rock area, which includes Maumelle, has shown a total increase of 20.55% in new jobs. However, the job market has not grown during the first nine months of 2002, and with the current national economic downturn and other economic uncertainties, there can be no assurance that the city will have job expansion in the near future or at all.

         The Company does not foresee any significant elements of income or loss that would arise outside of the ordinary course of business, except for the losses that would likely arise if the Company becomes unable to (i) liquidate property, (ii) has to liquidate its property for less than fair market value or
(iii) if the Company is not able to secure long-term capital, equity and/or liquidate portions of the Maumelle Property sufficient to meet day-to-day operating expenses and commence meaningful operations.

         Even if the Company can overcome its present liquidity and raise sufficient capital to commence meaningful operations, there is no assurance the Company will be able to successfully acquire real estate projects or other business opportunities at a fair market price or at all.

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

         Liquidity Issues. As of September 30, 2002, the Company was in default on non-recourse promissory notes in the amount of $2,029,168, and $1,557,838 as of December 15, 2002. Subsequent to the fiscal year end and as of December 1,
2002, the Company has negotiated settlements with certain promissory note holders to exchange $291,539 in debt, including principal and interest, for 291,539 shares of Series A Preferred Stock. As of December 1, 2002, the Company has negotiated settlement agreements with certain promissory note holders to exchange $1,011,330.19 in debt and accrued interest of $301,709.95 for $470,250.29 in cash and notes and 302,389 shares of Series A Preferred Stock. Of these totals, the Company, as of December 15, 2002, closed settlements with Note Holders to exchange $381,330.19 in debt and accrued interest of $98,834.52, for $122,247.18 in cash and notes and 216,858 shares of Series A Preferred Stock.

         The Company, without liquidating all or portions of the Maumelle Property, does not have sufficient capital to meet its day-to-day operations or commence any meaningful operations. This illiquity may prevent the Company from realizing or consummating any of its business plans, objectives, strategies, or transactions discussed in this Report. Except for the Company's credit line with Boca First, the Company has minimal operating income and its primary source of funds to meet operating expenses for the last two years has been the liquidation of its real property inventory. If the Company has to liquidate portions of its Maumelle Property during fiscal year 2003 to service its debt, it may be at less than fair market value.

         If the Company is able to liquidate all or portions of the Maumelle Property and/or raise sufficient capital, the Company contemplates acquiring and/or developing real estate projects in fast growing areas such as Florida, or acquiring business opportunities that generate revenues. There can be no assurance that the Company will be able raise sufficient capital and/or sell the Maumelle Property in order to diversify its portfolio or that the Company will be able to acquire real estate projects and other business opportunities that will generate progressive revenues. See discussion below, "LIQUIDITY AND CAPITAL RESOURCES."

         Competition. The real estate development industry is highly competitive. In Arkansas--the geographic area in which the Company intends to sell residential, multi-family and commercial lots from its Maumelle Property inventory--there are numerous large national and regional firms with significantly greater experience and financial resources than the Company currently possesses. Such firms will likely compete with the Company in the sale of land. If the Company is able to obtain capital through the sale of property and/or debt or equity and diversify its portfolio into geographic areas such as Florida, the Company may have to compete with development firms that have greater resources and experience for the acquisition of land for development, the hiring of sub-contractors, experienced management personnel, construction workers and other employees. See ITEM 2, "DESCRIPTION OF PROPERTY--POLICIES WITH RESPECT TO CERTAIN ACTIVITIES--Competitive Conditions."

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

         Interest Rates; Mortgage Financing. Demand for residential lots and homes, multi-family construction, as well as commercial construction, is adversely affected by increases in interest rates. If interest rates increase, demand for the Maumelle Property may be significantly reduced due to prospective buyers' inability to obtain financing. Any adverse changes in the availability of Federal Housing Administration or Veterans Administration mortgage financing may also adversely impact the Company's ability to sell the Maumelle Property to developers.

         Many Factors Beyond The Company's Control. The nature of the real estate development industry is cyclical and is affected by various factors beyond the Company's control, including changes in the general and local economy, employment, availability of financing, interest rates, changes in demographics, housing demands, the possibility of expanding the war on terrorism, as well as changes in government regulations. Developers are subject to a number of other risks, including availability and cost of land, materials, and labor, weather conditions, construction delays, costs controls, and increases in real property taxes and local government fees.

LIQUIDITY AND CAPITAL RESOURCES

         INDEBTEDNESS AND OTHER LIQUIDITY REQUIREMENTS. The principal amount of the Company's total debt at September 30, 2002, included, without limitation, the following (see ITEM 2, "DESCRIPTION OF PROPERTY--MAUMELLE PROPERTY" for descriptions of encumbered properties referenced below):

                  $1,216,000.00  has been drawn on a  $4,000,000.00  credit line from Boca First evidenced by the Boca Note secured by substantially all of the assets of the Operating Subsidiary. The collateral securing the Boca Note, includes a mortgage on the remaining 696 acres of the Maumelle Property, 1,000 shares of common stock of the Operating Subsidiary owned by the Company, representing one hundred percent of the issued and outstanding shares; the 35.16 percent interest in TradeArk Properties, LLC, a Michigan limited liability company which owns viatical life settlement contracts and real property in Maumelle, Arkansas; and two notes receivable payable on January 15, 2003 and March 26, 2005 with a face value of $1,070,000.00 and 1,000,000.00, respectively, with an annual rate of interest of 6.25%. The Boca Credit Line matures on November 1, 2004, and has an initial interest rate of ten percent (10%) per annum and will, on a quarterly basis, adjust to a rate which is equal to the greater of ten percent per annum or one percent (1%) above the prime rate, as published in The Wall Street Journal, in effect on that date.

                  As of the fiscal year-end, the Company has drawn $1,216,000.00 on the Boca Credit Line, and $1,491,000, as of December 16, 2002.

                  $2,029,168 in non-secured short-term debt financed by private sources ("Promissory Notes"). The Promissory Notes generally bear interest at a rate ranging from 10.9% to 14% per annum, with a weighted average as of the Company's year end of 11.03% per annum, and mature nine months from the date of issuance of each note. As of the Company's fiscal year end, the Company was in default on $1,939,168.17 of the short-term debt, plus $441,730 in accrued interest. Management has been notified by New England International Surety Inc. (the "Surety"), the firm that issued the surety bonds for the Promissory Notes, that it has been served with a class action suit in federal court. As such, even though the Company has defaulted on the Promissory Notes discussed above, the Surety will not make interest or principal payments to the noteholders until the action is settled, if at all.

         CERTAIN RECENT EVENTS RELATING TO THE COMPANY'S INDEBTEDNESS AND LIQUIDITY REQUIREMENTS

Debt Reduction - Issuance of Preferred Stock

         During the fiscal year ended September 30, 2002, the Company retired $8,773,825 in secured and unsecured debt.

         Part of the debt reduction was a condition of the transfer of control of the Company to Boca First. During the fiscal year ended September 30, 2002, the Company reduced its obligations to Promissory Note Holders by an offer of a cash settlement or an exchange of the note for Series A Preferred Stock of the Company. The settlement offer was satisfied from the Boca Credit Line.

         As of September 30, 2002, the Company has exchanged $3,843,698 in debt, including principal and interest, with a group of Promissory Note Holders for 3,843,698 shares of Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), par value $0.01 per share. Each share of Series A Preferred Stock bears a cumulative dividend rate of 5.25% per annum. Commencing 60 days from the date of issuance, but not sooner than August 15, 2002, each Series A Preferred Stock shall have a mandatory conversion, at the Company's sole option, to convert into one share of Common Stock for each share of Series A Preferred

Share held by Investor, predicated upon certain events ("Triggered Events"). The Triggered Event shall occur, when and if, the Company's stock, based on the average of the high and low prices of the Common Shares for a consecutive period of ten (10) trading days, as reported by the National Quotation Bureau, Inc. ("NQB"), and reflect inter-dealer prices as reported on the NASDAQ electronic bulletin board, reaches a price of $1.50 per share of Common Stock. However, in the event the Company elects such option, it will use its best efforts to register such common shares for resale within 180 days from the date of conversion. Commencing 90 days after issuance (the "Conversion Date"), and any time thereafter, the Series A Preferred is convertible, at the option of the holder, into one share of the Company's Common Stock. All or any number of Series A Preferred Stock may be converted by the holder thereof from time to time on or after the Conversion Date. However, such optional conversion is limited by the Triggered Events. The Series A Preferred Stock is restricted stock.

         The Series A Preferred Stock is non-voting, except as otherwise provided under Nevada law. The Series A Preferred Stock, in the event of any liquidation, dissolution or winding up of the Company, is senior to the holders of Common Stock. Series A Preferred Stock holders are entitled to receive a liquidation preference of $1.00 per share, plus accrued and unpaid dividends to the payment date. See ITEM 5, "MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS - - Dividends."

         As of September 30, 2002, the Company negotiated a settlement with certain existing promissory Note Holders for principal debt of $1,941,484 for cash settlements of $612,164.

         In addition to negotiating settlements with the Promissory Note Holders, the Company retired $5,650,454 in other debt. This debt was comprised of $1,105,812.00 in principal and interest paid to First Arkansas Bank on March 26, 2002 for a loan secured by 289 acres of single family property, $694,642 in principal and interest on two loans owed to the Bank of Little Rock, paid on March 26, 2002, that secured 11 acres of Multi-Family Lots, $3,850,000 paid on February 4, 2002, to the Resure Liquidator as settlement on a promissory note secured by 289 acres of the Maumelle Property, and $300,000 in principal and interest to Davister Corp., on a non-recourse, unsecured note. The Company used proceeds from the sale of 451 acres of the Maumelle Property to satisfy these debts. See ITEM 2, "DESCRIPTION OF PROPERTY."

         The Company's current illiquidity prevents it from conducting meaningful business activities other than selling assets from the Maumelle Property. Although management anticipates utilizing all or a portion of the Maumelle Property to acquire or develop real estate projects in fast growing areas, such as Florida and/or develop other business opportunities that will generate progressive revenues for the Company, there can be no assurance the Company will be able implement these plans. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - - Certain Capital Raising Transactions."

         CERTAIN  CAPITAL  RAISING  TRANSACTIONS.  During the fiscal  year ended
September  30,  2002,  the  Company   obtained  capital  through  the  following
transactions:

                  The Company sold 431 acres of residential property of the Maumelle Property to an unaffiliated third party, for a price of $4,000,000.00. The net proceeds of $3,850,000.00 was used to settle all claims and obligations owed to Resure by the Company.

                  The Company sold 289 acres of single family property, and 11 acres of multi-family property, to West Maumelle, an unaffiliated third party, for a purchase price of $4,500,000.00.

See ITEM 2, "DESCRIPTION OF PROPERTY," and ITEM 3, "LEGAL PROCEEDINGS."

         SUBSEQUENT EVENTS

                  On December 15, 2002, the Company executed a note extension with West Maumelle to extend the maturity date on Note 1 in the amount of $1,070,000 from December 15, 2002, to January 15, 2003. West Maumelle paid an extension fee of $11,000 for the extension, however, the Company has agreed to credit the extension fee towards payment on Note 1; provided the entire principal and all accrued interest on the note is paid in full on or before December 31, 2002.

                  On November 27, 2002, TradeArk Properties entered into an agreement to sell Tract D, consisting of approximately 38.65 acres in the City of Maumelle to Kite Capital, LLC, for a purchase price of $4,545,703. The closing shall be not later than 45 days after the inspection period of 90 days from the date of execution of the agreement. The purchaser has the right to terminate the agreement if it determines the property is not adequate for its purposes.

                  As of December 1, 2002, the Company has negotiated settlements with certain promissory note holders to exchange $1,011,330.19 in debt, and accrued interest of $301,709.95 for $470,250.29 in cash and notes and 302,389 shares of Series A Preferred Stock. Of these totals, the Company, as of December 15, 2002, closed settlements with Note Holders to exchange $381,330.19 in debt and accrued interest of $98,834.52 for $122,247.18 in cash and notes and 216,858 shares of Series A Preferred stock.

                  On October 18, 2001, the Company issued 6,000,000 shares of restricted common stock to Prescott LP, a partnership beneficially owned by Michael G. Todd, the Company's president, chief executor officer and director. Mr. Todd purchased the stock for $0,05 per share payable in a promissory note for $300,000 with a maturity date of September 30, 2002. On October 15, 2002, Mr. Todd agreed to accept as partial satisfaction and release of his claim for past due compensation and accounts payable in the amount of $178,568, the Company's claim against Prescott LP on the promissory note. The Company agreed to accept a modified promissory note, dated effective October 1, 2002, in the amount of $38,692.27, representing the remaining unpaid balance due on the Prescott stock purchase. The modified note matures on September 30, 2003.

         On January 10, 2003, West Maumelle L.P., retired its debt to the Operating Subsidiary, comprised of a promissory note in the face amount of $1,070,000, with a cash payment of $500,000.00 and an assignment of a $640,000 promissory note made by Transcontinental Realty Investors, Inc. (the "Transcontinental Note"), a Nevada corporation, and payable to West Maumelle L.P. The $640,000 note is secured by a mortgage to certain property located in Maumelle, Arkansas, and pays interest at a rate of 5.75% per annum with interest paid monthly, with a maturity date of July 10, 2004. The Company has agreed to allow West Maumelle to repurchase the Transcontinental Note for a period of 90 days, from the date of assignment, at a discounted rate that increases each 30-day period.

         The Company renewed Note 2 owed by West Maumelle L.P. to the Operating Subsidiary in the face amount of $1,030,000.00. The new note ("Renewal Note"), with a face value of $1,000,000.00, bears interest at a rate of 5.75% per annum with interest due annually, with a maturity date of January 10, 2006. The Renewal Note is secured by a mortgage to certain property located in Maumelle, Arkansas, and is junior to a senior mortgage from Great Southern Bank. West Maumelle L.P., also made a unsecured note ("Differential Note) payable to the Operating Subsidiary in the amount of $46,170.00, with the unpaid principal due and payable on April 10, 2003.

         The Renewal Note, the Transcontinental Note and the Differential Note have been pledged, as substitute collateral for Note 1 and Note 2, to Boca First Capital LLLP to secure its $4,000,000.00 line of credit.

         PROSPECTIVE SOURCES OF LIQUIDITY. Current operating cash flows will not
be  sufficient  to  service  the  Company's   existing  debt  or  the  Company's
anticipated operating cash needs.

         To raise sufficient funds to generate income necessary to meet the Company's debt obligations and operating expenses, the Company listed the Maumelle Property for sale during the fiscal year ended September 30, 2002.

         The Operating Subsidiary is continuing to solicit buyers for its Maumelle Property in order to reduce its current debt and for working capital.

         With respect to prospective long-term liquidity, the Company intends to sell all or portions of the Maumelle Property to generate capital to acquire or develop real estate in fast growing markets, such as Florida, and/or develop other business opportunities that will generate progressive revenues for the Company. Such projects may be developed by the Company or with joint venture partners. At present, Management believes that the most likely sources of substantial cash flow during the next two years are 1) the sale of the Maumelle Property; (2) the sale of the Company's membership interest in TradeArk Properties; and (3)the procurement of real estate and/or business acquisitions that generate progressive revenues. See ITEM 1, "DESCRIPTION OF BUSINESS-- BUSINESS OF THE COMPANY--GROWTH STRATEGIES."

         The Company intends to raise operating capital by obtaining long-term debt and/or the sale of equity securities to the public or in private transactions. There can be no assurance that such public or private offerings will be successful, or that the Company will be able to divest all or portions of the Maumelle Property at a fair market value to acquire revenue generating projects and/or businesses.

         COMPARISON OF YEAR ENDED SEPTEMBER 30, 2002 TO YEAR ENDED SEPTEMBER 30, 2001. At September 30, 2002, the Company had total assets of $6,972,179, a decrease of $1,009,752 or 12.65% from the Company's total assets as of the fiscal year ended September 30, 2001. The Company had cash of $16,981 at September 30, 2002, compared to $134 on September 30, 2001, an increase of
$16,847. This decrease was a result of operating income for the fiscal year ended September 30, 2002. See "LIQUIDITY AND CAPITAL RESOURCES" above.

Accounts receivable increased from $150 on September 30, 2001, to $2,273 on September 30, 2002, an increase of $2,123. Accrued interest receivable increased to $5,463 on September 30, 2002 from $0 on September 30, 2001, an increase of $5,463. Current notes receivable increased to $500,000 on September 30, 2002 from $0 on September 30, 2001. This increase was a result of the sale of approximately 289 acres of single family residential land and 11 acres of multi-family land. Non-current interest receivable increased from 0 on September 30, 2001 to $78,432 on September 30, 2002. Non-current notes receivable increased from $0 on September 30, 2001, to $1,570,000 on September 30, 2002, an increase of $1,570,000. See discussion below.

         The carrying value of the Company's real estate holdings decreased by $4,057,370 during the year, from $5,357,510 in fiscal year ended September 30, 2001 to $1,300,140 in fiscal year ended September 30, 2002. The net decrease was a result was a result of two sales during this period. The first sale was for approximately 451 acres of residential land in Maumelle for a sale price of $4,000,000 in cash. The other sale was for approximately 289 acres of single family residential land and 11 acres of multifamily land for a sale price of $4,200,000. The terms of the sale include $2,100,000 cash at closing, a six month note for $1,070,000 due September 22, 2002 ("Note 1")and a three year note for $1,030,000 due March 26, 2005 ("Note 2"). Additionally, the Company retains a 10% interest in the profits derived from the development of the land. Both notes bear interest at 6.25% and terms call for payment of principal and accrued interest at maturity. The Notes are secured by a second mortgage on 289 acres of single family land and the 11 acres of multi-family land; however, the Purchaser may obtain a release on portions of the secured property; provided Note 1 is paid in full and the additional payments are made on Note 2. On August 16, 2002,
Note 2 was modified to decrease the Note in exchange for West Maumelle assuming a $330,000 debt obligation by the Company to Davister Corp and to eliminate the Profit Interest in the 289 acre parcel for $300,000 and thereby reducing the net Note to $1,000,000. As per SFAS 66, Accounting for Sales of Real Estate, no sales value was assigned to that profit interest and all the costs of sale would be recognized at the time of the sale. Due to the cancellation of the profits interest, the value of $300,000 was recognized as an addition to the sales price. Note 1 was modified September 22, 2002, to extend the maturity date from September 22, 2002, to October 31, 2002 in consideration of an extension fee in the amount of $10,000.00; $5,000.00 due on execution of the modification and $5,000 on the date of maturity. The Note 1 maturity date was extended October 31, 2002 to mature on December 15, 2002, and again on December 15, 2002, to mature on January 15, 2003. West Maumelle paid an extension fee of $11,000 for the third extension; however the extension fee will be credited towards payment on the Note 1, provided the Note 1 is paid in full on or before December 31, 2002.

         There was a deferred tax benefit of $1,203,000 for the year ended September 30, 2002, compared to $0 for the year ended September 30, 2001.

         Deferred tax benefit of $1,203,000 for the year ended September 30, 2002 compared to $0 for the year ended September 30, 2001.

         The Company's investment in TradeArk decreased from $2,616,880 to $2,291,089, or a 12.45% decrease, in the period reflecting the Company's portion of the net loss by Trade Ark, which is accounted for by the equity method.

         Total liabilities of the Company as of September 30, 2002, were $4,291,007 a decrease of $11,364,681 from the September 30, 2001 total of $15,655,688. The current liability for notes payable decreased by $9,659,825 during the fiscal year ended September 30, 2002, from $11,688,993 to $2,029,168. The decrease was the result of net payments of all of the secured notes of the Company and the exchange of $3,843,698 in debt, including principal and interest, with a group of Promissory Note Holders for 3,843,698 shares of Convertible Preferred Stock, Series A and the negotiated settlement with certain existing promissory Note Holders for principal debt of $1,941,484 for cash settlements of $612,163.85. Notes payable-related party, non-current notes increased from $0 on September 30, 2001, to $1,216,000 on September 30, 2002, an increase of $1,216,000.

         Accounts payable and accrued expenses decreased by $2,511,029 to $995,045, as of September 30, 2002, from $3,506,074, as of September 30, 2001.

         Accrued interest decreased by $2,434,501 to $441,730, as of September 30, 2002, from $2,876,231, as of September 30, 2001. The major portion of the decrease was comprised of recaptured Accrued Interest Payable and gain from of Debt of $2,533,002.

         Shareholders' Equity increased by $9,250,919. The increase resulted from the issuance of 100,000 new shares of the Company's common stock at $0.05 per share for cash and an additional $0.10 per share for services, the issuance of 10,000,000 new shares of the Company's common stock at $0.05 per share as payment of services rendered and in lieu of unpaid cash compensation and benefits due an employee and additional compensation for services was recognized at the rate of $0.10 per share, and the issuance of 6,000,000 new shares of the Company's common stock at $0.05 per share to an affiliate for a Note and additional compensation for services was recognized at the rate of $0.10 per share, the issuance of 2,600,000 new shares of the Company's common stock at $0.05 per share to affiliates and consultants as payment of services rendered and additional compensation for services was recognized at the rate of $0.01 per share, the issuance of 1,600,000 new shares of the Company's common stock at $0.10 per share to affiliates and consultants as payment of services rendered, the issuance of 75,000 new shares of the Company's common stock at $0.05 per share to an affiliate and consultant as payment of services rendered, the issuance of 140,000 shares of the Company's common stock at $0.0625 per share as reimbursement for company expenses due an employee, the issuance of 5,000 shares of the Company's common stock at $0.0625 per share to affiliate and consultant as payment of services rendered, the issuance of options for an aggregate of 200,000 shares of the Company's common stock at $0.045 per share to an officer of the Company in consideration of and in lieu of unpaid reimbursements, the issuance of options for an aggregate of 200,000 shares of the Company's common stock at $0.045 per share to an affiliate and advisor of the Company in consideration of and in lieu of cash compensation, the issuance of options for an aggregate of 200,000 shares of the Company's common stock at $0.045 per share to an affiliate and advisor of the Company in consideration of and in lieu of cash compensation, the issuance of options for an aggregate of 200,000 shares of the Company's common stock at $0.045 per share to an advisor of the Company in consideration of and in lieu of cash compensation. As of September 30, 2002, there were 2,475,000 options granted under the Employee Incentive Stock Plan. As of September 30, 2002, all of the 2,475,000 options had been exercised. During the fiscal year ended September 30, 2002, the Company issued 3,843,698 new shares of the Company's Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), par value $0.01 per share in exchange of $3,843,698 in debt, including principal and interest. The repurchase of 25,000 shares of the Company's common stock at $0.1059 per share, the repurchase of 47,000 shares of the Company's Common Stock at $0.1047 per share and the repurchase of 5,300 shares of the Company's Common Stock at $01068 per share providing a net income of $4,246,713 for the 12 month period ended September 30, 2002.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS AND EXECUTIVE OFFICERS

                                                    Date of       Expiration of
Name                Age     Position                Election      Director Term
----                ---     --------                --------      --------------

Michael G. Todd     53      Chairman,               7/95          2003 or until
                            and President                         Successor
                                                                  elected

Thomas Blake        68      Director                3/97          2003 or until
                                                                  successor
                                                                  elected

David R. Paes       47      Vice President,         7/95          N/A
                            Treasurer and
                            Assistant Secretary

Raymond Baptista    60      Director                 5/01         2003 or until
                            Vice President          10/97         successor
                            Of Finance and                        elected
                            Secretary

Ashley Bloom        28      Vice President          7/02          2003 or until
                                                                  successor
                                                                  elected

         The following is a biographical summary of the experience of the directors and executive officers of the Company:

MICHAEL G. TODD. Chairman of the Board, President and Chief Executive Officer of the Company. Todd also is the sole Director and President of the Operating Subsidiary. Todd has extensive experience in the banking industry, having been the President and Chief Executive Officer of two Southern California banks, Orange City Bank and Bay Cities National Bank. Todd also serves on the board of directors of eRADLINK, a privately held medicial-film-to-digital-image conversion company.

THOMAS BLAKE. Director. Blake is the Director, Business/Finance, of Glenwood L. Garvey Associates, an urban planning and consulting firm. As Special Advisor to Self-Cleaning Environments USA, Inc., a manufacturer of environmentally friendly waste disposal units, Blake provides consulting services regarding business planning, financing, and marketing. His the founder and former principal of Thomas C. Blake Consulting, an advisory service firm, and was Chief Executive Officer of Interstate Group Administrators, Inc., a benefit services company. He is a director of West Coast Savings & Loan and formerly was a director of various other financial institutions.

RAYMOND C. BAPTISTA. Director, Vice President - Finance and Secretary. Baptista has 25 years experience in banking and finance, both nationally and internationally. He has also been actively involved in real estate acquisitions and development and was president and CEO of a national real estate management company. Baptista has served as director of Summa Energy Development Corp., a mining services company, since July 2001.

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

ASHLEY B. BLOOM. Vice President. Bloom is a certified public accountant and a licensed mortgage broker in the state of Florida. Bloom's experience includes working with Coopers & Lybrand LLP in the Ligation Consulting and Corporate Finance department and in the real estate development industry since 1998. Bloom has assisted in developing various real estate projects in Florida by negotiating the acquisition and development of projects, through site planning, pro forma and cash flow analysis, financing, operational management to sales and marketing programs.

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

         The following officers, directors, and beneficial owners of 10% or more of the Company's Common Stock were delinquent in filing an Initial Statement of Beneficial Ownership of Securities on Form 3: Raymond Baptista, Thomas Blake, and Ashley Bloom, and Kenneth Richardson and Michael G. Todd were delinquent in filing Statement of Changes of Beneficial Ownership on Form 4.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to the compensation that was paid in the 2002 fiscal year to the Company's executive officers.

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

                                                    LONG-TERM COMPENSATION

      ANNUAL COMPENSATION                    AWARDS              PAYOUTS

(a)        (b)      (c)        (d)     (e)          (f)           (g)        (h)     (i)

Name &     Year     Salary     Bonus   Other        Res-          Securi-     LTIP   All
Prin-      or         ($)       ($)    Annual       tric-         ties        Pay-   Other
cipal      Period                      Compen-      ted           Under-      outs   Compen-
Position   Ended                       sation       Stock         Lying              sation
                                                                  Options

Michael    9/30/02  $190,000(1)  0       0       16,000,000(2)   200,000(3)    0       0
Todd,
Chairman/
President


(1) Michael G. Todd has been employed as President of the Company since November 1994. During fiscal year, Mr. Todd was paid $85,000, and accrued $105,000 in compensation for the period October 1, 2001, through September 30, 2002. Due to the financial condition of the Company, Mr. Todd's employment contract was modified on April 24 2002, to reflect a salary of $10,000 per month.

(2) Mr. Todd exchanged $500,000 in deferred salary and other compensation to pay for 10,000,000 shares of the Company's common stock issued at $0.05 per share.

Mr. Todd exchanged $300,000 in deferred salary and other compensation for 6,000,000 shares of the Company's common stock purchased by Prescott Investments L.P. ("Prescott"), a Nevada limited partnership beneficially owned by Mr. Todd, at a price of $0.05 per share. Prescott executed a promissory note on October 15, 2001 in the amount of $300,000 for the sale of stock. The note is due and payable on March 31, 2002, but has been extended to September 30, 2003, and has an interest rate of six percent (6%) per annum. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION- - Subsequent Events."

(3) On April 18, 2002, the Company issued Mr. Todd options, available under the Company's Non-Qualified Employee Incentive Stock Plan for 200,000 shares of common stock at an exercisable price of $0.045 per share. Mr. Todd exercised the 200,000 options on September 18, 2002, and exchanged $9,000.00 in deferred salary and compensation for the option price.

         The Company has a five-year written agreement with Todd to perform the duties of President. Under the agreement, which became effective on October 1, 2001, Todd is to be compensated at a rate of $20,000 per month. The employment agreement was modified on April 24, 2002, to reduce Mr. Todd's salary to $10,000 per month due to the financial condition of the Company. Notwithstanding, Mr. Todd has agreed, as of September 27, 2002, to forego salary until the Company is in a financial position to pay such expenses. See discussion above.

         The following table provides information about the Company's capital common stock that may be issued under the Non-Qualified Stock Incentive Plan ("Employee Stock Plan").

(a) The information presented in the Financial Statements, Financial Footnotes entitled "Capital Transactions," is incorporated herein by reference.

(b) The following table provides information about the Company's capital common stock that may be issued under the Employee Stock Plan, as of December 1, 2002.




                      EQUITY COMPENSATION PLAN INFORMATION

Plan              No. of Securities     Weighted-average         No. of securities re-
Category          to be issued upon     exercise price of        maining available
                  exercise of out-      outstanding options,     for future issuance under
                  standing options,     warrants & rights        equity compensation plan
                  warrants & rights                              (excluding securities reflect-
                                                                 ed in column
                           (a)(1)            (b)(2)                        (c)
Non-Qualified
Employee Incent-
ive Stock Plan             3,000,000         N/A                         525,000
Approved by
Security Holders(3)



Total                      3,000,000         N/A                        525,000


(1) Column (a) represents stock options granted under the February 20, 2002, Employee Stock Plan ("Employee Plan"), authorized by the Board of Directors and approved by a majority of security holders.
(2)Determined at the date of option based on the average of the high and low prices of the Common Shares for the last five days prior to the date of the option grant, as reported by the National Quotation Bureau, Inc. ("NQB").
(3)The Employee Plan was voted and approved by a majority of shareholders on February 20, 2002.

Non-Qualified Employee Incentive Stock Plan

         The Company registered 3,000,000 shares of common stock par value $0.01, filed on Form S-8 with the Securities and Exchange Commissions on March 6, 2002. The shares of common stock are to be offered or sold pursuant to the Employee Stock Plan, dated February 20, 2002 authorized by the board and directors and approved by a majority of security holders. The options granted under the Employee Plan must be exercised no later than 10 years from the option date and the exercise price must be fair market value or greater, as determined on the option grant date.


DIRECTOR COMPENSATION

         Outside directors are compensated for their services in the amount of $500 per month. The amount of deferred director compensation for the fiscal year ended September 30, 2002 was $4,500. The deferred director compensation for outside director, Thomas Blake in the amount of $18,500 for the period ended September 30, 2001, has been exchanged for the issuance of 2,000,000 shares of common stock at a price of $0.05 per share. Mr. Blake has agreed to defer any compensation for the fiscal year ended September 30, 2003, until the Treasurer of the Company determines that sufficient funds are available to make such payments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the beneficial ownership of shares of Common Stock as of September 30, 2002, for (i) each person who is known by the Company to be the beneficial owner of more than a 5% interest in the Company,
(ii) directors of the Company,  (iii) the sole "named executive  officer" of the

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                    Name and
Title of Class      address of                Amount and              Percent of
                    beneficial                nature of bene-         class
                    owner(1)                  ficial owner

Common Stock        Michael G. Todd(2)        16,706,851 shares       65.62%

Common Stock        Howard Bloom(3)           16,090,000 shares       63.20%

Common Stock        Kenneth Richardson(4)     16,200,000 shares       63.63%

Common Stock        Thomas Blake               2,000,000 shares        7.86%

Common Stock        Raymond Baptista                   0 shares           0%

Common Stock        David Paes                    50,000 shares        0.20%

Common Stock        Ashley Bloom                  35,000 shares        0.14%

Common Stock        Directors and Executive
                    Officers as a Group       19,036,851 shares       74.95%

(1)      Unless otherwise indicated,  the address of the beneficial owner is 900
         N. Federal Highway, Suite 410, Boca Raton, Florida 33432.

(2)      506,851 of these shares are owned by Prescott Investments, L.P. Michael
         G. Todd is the sole managing member of Granite Industries LLC, which is the managing general partner of Prescott LP. Todd is the sole "named executive officer" of the Company, as defined in Item 402(a)(2) of SEC Regulation S-B. Mr. Todd also has a beneficial interest in 16,000,000 shares owed by Boca First Capital LLLP, the controlling shareholder of the Company. Mr. Todd is a managing member of Addison Capital Group, LLC, a Nevada limited liability company, the general partner of Boca
         First Capital LLLP. See ITEM 9, "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS."

(3) 16,000,000 of these shares are owned by Boca First Capital LLLP, the controlling shareholder of the Company. Howard Bloom is a managing member of Addison Capital Group, the general partner of Boca First Capital LLLP. 45,000 shares are owned by Diane E. Bloom, spouse of Mr. Bloom.

(4) 16,000,000 of these shares are owned by Boca First Capital LLLP, the controlling shareholder of the Company. Mr. Richardson is a managing member of Addison Capital Group, the general partner of Boca First Capital LLLP. Mr. Richardson also has a beneficial interest in 200,000 shares owned by Jack, Inc., of which Mr. Richardson is the controlling shareholder.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SERVICES PROVIDED BY AFFILIATED COMPANIES

         The Company has paid fees or expects to pay fees to certain affiliated companies for various types of services, and will continue to do so in the future. These arrangements are summarized below.

         MAUMELLE ENTERPRISES, INC. AGREEMENT. The Company has an oral agreement with Maumelle Enterprises, Inc. to provide management and administrative services for the Maumelle Property. Currently, Maumelle Enterprises manages the Company's inventory of property, oversees any sale of property, and manages administrative matters such as ensuring payment of taxes, mortgages and other expenditures incurred in management of the property. Maumelle Enterprises also represents the Company at local and state hearings that may affect the Company's property. David Paes and Mary Peyton each owns 50% of the outstanding shares of Maumelle Enterprises, as of the date of this Report. Mary Peyton, the President of the Home Construction Subsidiary, received a salary of $24,000 per annum as an officer of Maumelle Enterprises. David Paes, an officer of the Company, received a salary of $58,800 per annum for a portion of the year and $84,000 for a portion of the year, as an officer of Maumelle Enterprises.

         Maumelle Enterprises also represents West Maumelle Limited Partnership, an Arkansas limited partnership that purchased 289 acres of the Maumelle Property on March 26, 2002. West Maumelle LP is controlled by John W. DeHaven, who through his beneficial interest in Charlie Corporation, was an affiliate and controlling shareholder of the Company until March, 1999.

         Under the oral management and administrative services agreement, payment to Maumelle Enterprises for management services depends upon the actual services rendered in a given month and the current liquidity of the Company. If funds are not available, Maumelle Enterprises has agreed to defer payment of its management fees to the extent possible. For the fiscal year ended September 30, 2002, the Company paid Maumelle Enterprises $22,173 in expenses, which included overhead expenses, and salaries. No management fees were accrued during the fiscal year ended September 30, 2002. The Company entered into an agreement with Maumelle Enterprises on September 12, 2002, to pay a pre-petition debt of $66,000 for previous management fees and overhead expenses due to Maumelle Enterprises. The agreement designates that Maumelle Enterprises will receive $11,000 a month, commencing September 13, 2002, for a total of six equal payments with payments due on the 15th of each month. The Company had paid Maumelle Enterprises $11,000 as September 30, 2002, and $33,000, as of December 15, 2002.

         CENTURY 21 METRO, INC. Century 21 Metro, Inc. ("Century 21"), an Arkansas corporation, is a real estate agency wholly-owned by Mary Peyton, president of the Home Construction Subsidiary. The Company, under an oral agreement, has allowed Century 21 to offer the Maumelle Property for sale. During the fiscal year ended September 30, 2002, the Company paid Century 21 $110,000 in listing commission for the sale of 451 acres of the Maumelle Property to Maumelle Valley, LLC, and $10,000 listing commission on the sale of 289 acres of the Maumelle Property to West Maumelle L.P. See discussion above, "- - Maumelle Enterprises Inc."

         SUBLEASING OF OFFICE SPACE. The Company subleased its principal office space in Torrance, California from DTC, a California partnership, until July 22, 2002, when as part of the change of control, the Company moved its principal place of business from Torrance, California to 900 N. Federal Highway, Suite 410, Boca Raton, Florida 33432. The Company paid DTC the total of $24,506 from October 1, 2001 through July 21, 2002. The Company subleases the Boca Raton office from B&G Acceptance Corp., a Florida corporation controlled by a beneficial owner of Boca First. The Company pays $2,200 a month for the office space and has paid a total of $18,000 for office space and expenses, as of September 30, 2002.

         The majority of the disinterested board of directors on October 1, 1995, voted to approve the oral agreement between the Company and DTC for the subleasing of office space from DTC to the Company.

         The Company plans to continue to sublease its office space from B&G Acceptance Corp., on a month to month basis.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) FINANCIAL STATEMENTS AND EXHIBITS

         FINANCIAL STATEMENTS


CAPITOL COMMUNITIES CORPORATION, INCLUDING PREDECESSOR CORPORATION AND SUBSIDIARIES.

Report of Independent Auditors.............................................. F-1

Balance Sheet as of September 30, 2002...................................... F-2

Statements of Operations for the Years Ended
September 30, 2002 and 2001................................................. F-3

Statements of Changes in Shareholders' Equity
September 30, 2002.......................................................... F-4

Statements of Cash Flows for the Years Ended
September 30, 2002 and 2001................................................. F-5

Notes to Financial Statements............................................... F-6

                              BAUM & COMPANY, P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS
                        1515 UNIVERSITY DRIVE - SUITE 209
                          CORAL SPRINGS, FLORIDA 33071





                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
Capitol Communities Corporation, Inc. and Subsidiaries
Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Capitol Communities Corporation, Inc. and subsidiaries as of September 30, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2002, and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Capitol Communities Corporation, Inc. and subsidiaries as of September 30, 2002 and the results of its operations and its cash flows for the years ended September 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.


 /s/  Baum & Company, P.A.
---------------------------
      Baum & Company, P.A.


Coral Springs, Florida
January 10, 2003



CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
as of September 30, 2002



Current Assets
       Cash                                                                               $ 16,981
       Accrued Interest Receivable                                                           5,463
       Notes receivable-Current                                                            500,000
       Other Current Assets                                                                  2,631
                                                                              ---------------------
                Total Current Assets                                                       525,075
                                                                              ---------------------

Property and equipment
       Furniture and Equipment, net of accumulated depreciation of $11,818                   4,441
                                                                              ---------------------


Other Assets
       Land and Real Estate Holdings                                                     1,300,140
       Accrued Interest Receivable-Non-Current                                              78,434
       Notes receivable-Non-Current                                                      1,570,000
       Investment in Trade Ark Properties                                                2,291,089
       Deferred Tax Benefit                                                              1,203,000
                                                                              ---------------------
                Total Other Assets                                                       6,442,663
                                                                              ---------------------

                Total Assets                                                           $ 6,972,179
                                                                              =====================




Current Liabilities
       Notes Payable                                                                   $ 2,029,168
       Note Payable- Related Party                                                       1,216,000
       Accounts Payable & Accrued Expenses                                                 995,045
       Accrued Expenses- Related Parties                                                    50,794
                                                                              ---------------------
                Total Current Liabilities                                                4,291,007
                                                                              ---------------------

                Total Liabilities                                                        4,291,007
                                                                              ---------------------

Stockholders' Equity

       Preferred Stock-$.01 par value, 10,000,000 shares                                    38,437
                authorized; 3,843,698 shares issued and outstanding
       Common Stock-$.01 par value, 40,000,000 shares                                      290,900
                authorized; 29,090,050 shares issued and outstanding
       Additional Paid in Capital                                                       13,869,932
       Preferred Stock Dividend                                                           (199,463)
       Note Receivable for Class A Common Stock-Related Party                             (300,000)
       Treasury Stock; 3,539,689 shares                                                 (4,805,229)
       Accumulated Deficit                                                              (6,213,405)
                                                                              ---------------------

                Total Stockholders' Equity                                               2,681,172
                                                                              ---------------------

                Total Liabilities and
                Stockholders' Equity                                                   $ 6,972,179
                                                                              =====================


See Accountant's Report and Supplemental Footnotes




Capitol Communities Corporation and Subsidiaries
Consolidated Statements of Operations
For the Fiscal Years Ended September 30, 2002 and 2001


                                                                             2002                      2001

Revenues:
        Sales                                                                 $8,500,000                   $75,000
        Miscellaneous Income                                                       4,740                     8,625
        Recognition of Deferred Land Sale Profit                                       -                   118,726
                                                                       ------------------       -------------------

        Total Revenues                                                        $8,504,740                  $202,351

        Cost of Sales                                                          4,256,899                    10,278
        Cost of Sales- Related Party Commissions                                 120,000                         -
                                                                       ------------------       -------------------
                 Total Cost of Sales                                           4,376,899                   102,783

Gross Profit                                                                  $4,127,841                  $192,073

Operating Expenses:
        General & Administrative Expenses                                      1,474,880                   431,278
        General & Administrative Expenses- Related Parties                     1,185,173                    73,618
                                                                       ------------------       -------------------
                 Total Operating Expenses                                      2,660,053                   504,896
                                                                       ------------------       -------------------

Net Income (Loss) Before
        Other Income/(Expense)                                                 1,467,788                  (312,823)

Other Income and (Expense)
        Operations of Unconsolidated Investments                                (325,791)                 (240,657)
        Director's Fees                                                                                     56,500
        Interest Income                                                           83,897                     1,164
        Interest Expense                                                        (595,854)               (1,619,187)
        Interest Expense- Related Parties                                        (20,339)
                                                                       ------------------       -------------------
                 Total Other Income and (Expense)                               (858,087)               (1,802,180)
                                                                       ------------------       -------------------

Net Income (Loss) from continuing operations                                   $ 609,701               ($2,115,003)

Income Tax Expense (Benefit)
        Current                                                                   74,183                         -
        Deferred                                                              (1,203,000)                        -
                                                                       ------------------       -------------------
                 Total Income Tax Expense (Benefit)                           (1,128,817)                        -
                                                                       ------------------       -------------------

Net Income (Loss) before Extraordinary Items                                 $ 1,738,518               ($2,115,003)

Extraordinary Items
        Gain from retirement of debt at a discount,
           net of income tax provision of $24,807                             $2,508,195                         -
                                                                       ------------------       -------------------

Net Income (Loss)                                                             $4,246,713               ($2,115,003)
                                                                       ==================       ===================

Basic Income (Loss) per share
        Income (Loss) before extraordinary item                                    $0.06                    ($0.50)
        Extraordinary Item
          Gain from retirement of debt at a discount                                0.10                      0.00
                                                                       ------------------       -------------------

        Net Income (Loss)                                                          $0.16                    ($0.50)
                                                                       ==================       ===================

                                                                       ------------------       -------------------
Weighted average shares outstanding:                                          24,754,197                 4,230,361
                                                                       ==================       ===================


See Accountant's Report and Supplemental Footnotes




Capitol Communities Corporation and Subsidiaries
Consolidated Statement of Changes in Stockholder's Equity
For the Two Years Ended September 30, 2002



                            Peferred     Preferred         Common       Common        Additional         Treasury      Accumulated
                             Shares        Stock           Shares       Stock       Paid in Capital       Stock          Deficit
------------------------------------------------------------------------------------------------------------------------------------

Balance at 9/30/00                 0     $        -       7,770,050    $ 77,700       $ 7,504,513      $(4,795,852)    $ (8,345,115)

Net Income (Loss) for
the Year Ended 9/30/01                                                                                                 $ (2,115,003)
                           ---------------------------------------------------------------------------------------------------------

Balance at 9/30/01                 0     $        -       7,770,050    $ 77,700       $ 7,504,513      $(4,795,852)    $(10,460,118)

Common Stock issued 10/18/01
   for Services                                           9,895,100      98,951         1,392,378
   for Accrued Expenses                                   4,104,900      41,049           577,622
   for Note Receivable                                    2,000,000      20,000           280,000
   Sold for cash                                            100,000       1,000             4,000

Common Stock issued 2/25/02
   for Services                                           3,473,260      34,733           182,593
   for Accrued Expenses                                     726,740       7,267            65,407

Common Stock issued 3/26/02
   for Services                                               5,000          50               263
   for Accrued Expenses                                     140,000       1,400             7,350

Common Stock issued 3/29/02
   for Services                                              75,000         750             3,000

Exercise of  Stock Options
  authorized April 18, 2002                                                                19,545
  issued August 12, 2002
     for Services                                           600,000       6,000            21,000
     for Accrued Expenses                                   200,000       2,000             7,000

Preferred Stock Issued
  on August 12, 2002       3,135,714           31,357                                   3,104,357
  on September 9, 2002       569,027            5,690                                     563,337
  on September 27, 2002      138,957            1,390                                     137,567

Common Stock Repurchase                                                                                     (9,377)

Net Income (Loss) for
the Year Ended 9/30/02                                                                                                    4,246,713
                           ---------------------------------------------------------------------------------------------------------


Balance at 9/30/02         3,843,698         $ 38,437    29,090,050   $ 290,900      $ 13,869,932      $(4,805,229)    $ (6,213,405)
                           =========================================================================================================



See Accountant's Report and Supplemental Footnotes




CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                                                               2002              2001
                                                                               ----              ----

Cash Flows from Operating Activities:
      Net Income (Loss)                                                   $     4,246,713   $    (2,115,003)
      Amortization                                                                      -                 -
      Depreciation                                                                  1,823             2,179
      Common Stock Issued for Services                                          1,739,718                 -
      Common Stock Options Issued for Services                                     19,545                 -
      Adjustments to Reconcile Income
      to Net Cash Used for Operating Activities
           (Increase) Decrease in Accrued Interest Receivable                     (83,897)                -
           (Increase) Decrease in Other Current Assets                             (1,688)            5,915
           (Increase) Decrease in Real Estate Holdings                          4,057,370            10,278
           (Increase) Decrease in Investments                                     325,791           121,931
           Increase (Decrease) in Accrued Expenses                             (1,420,509)        1,787,698
           Increase (Decrease) in Accrued Expenses- Related Parties               (15,535)                -
           (Increase) Decrease in Deferred Tax Asset                           (1,203,000)                -
                                                                          ----------------  ----------------


      Net Cash Used for Operations                                              7,666,331          (187,002)


Cash Flows from Investing Activities:
      Collections of Notes Receivable                                                   -           457,520
      Increase in Notes Receivable                                             (2,070,000)                -
                                                                          ----------------  ----------------

      Net Cash Provided (Used) in Financing Activities                         (2,070,000)          457,520


Cash Flows from Financing Activities:
      Proceeds from sale of Common Stock                                            5,000                 -
      Proceeds from Notes Payable                                               1,216,000             2,516
      Payment of Notes Payable                                                 (6,591,844)         (324,832)
      Payment of Preferred Dividends                                             (199,463)                -
      Acquisition of Treasury Stock                                                (9,377)                -
                                                                          ----------------  ----------------

      Net Cash Provided (Used) in Investing Activities                         (5,579,684)         (322,316)


Net Increase (Decrease) in Cash                                                    16,847           (51,798)

Beginning Cash                                                                        134            51,932
                                                                          ----------------  ----------------

Ending Cash                                                               $        16,781   $           134
                                                                          ================  ================


Supplemental Information:

Schedule of Noncash Financing Activities
      Common Stock Issued for Accrued Expenses                            $       709,095   $             -
      Common Stock Issued for Note Receivable                                     300,000                 -
      Preferred Stock Issued for Debt                                           3,843,698                 -

Supplemental Information:
Operating cash  flows  from  reorganization  items:
      Professional fees paid for services rendered in connection with the Chapter 11 proceeding, included in net cash used
      in operating activities                                             $        28,746   $        15,000

Interest paid, net of 2002 payoff discount of $1,462,363                  $       794,385   $        84,011


See Accountant's Report and Supplemental Footnotes

                CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES
        -------------------------------

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

         In February, 1994 Petro Source Energy Corporation transferred the majority of its holdings in the common shares of the predecessor corporation, AWEC Resources, Inc., to Charlie Corporation and Prescott Investments Limited Partnership, a beneficial owner of the Company. These shares were transferred in consideration for public relations services provided by Prescott Limited Partnership and Charlie Corporation to Petro Source. Such services were deemed by Petro Source to be integral and indispensable to the concurrent acquisition of approximately 2,041 acres of land in Maumelle, Arkansas by the Company's Operating Subsidiary. The Company was not a party to the transfer of shares. The Company did not issue any new shares pursuant to the acquisition of the land. Accordingly, the transfer of shares did not affect the capitalization of the Company, and was non-dilutive to all other shareholders.

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

         On July 21, 2000, the Operating Subsidiary, a wholly-owned subsidiary of the Company which holds substantially all of the Company's assets, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Eastern District of Arkansas. The Company continued to operate its business as a debtor-in-possession until September 6, 2002, when the United States Bankruptcy Court, Eastern District of Arkansas, Little Rock Division entered an Order Dismissing the Chapter 11 Proceedings against the Operating Company. The Company filed a Motion to Dismiss the Bankruptcy Proceedings instead of a Plan of Reorganization, as all claims of non-insiders of the Operating Subsidiary, except for the claim of the Arkansas Department of Finance and Administration had been satisfied or released.

         On July 17, 2002, Boca First Capital, LLLP, a Florida limited liability limited partnership acquired control of Capitol Communities Corporation in an exchange of 16 million shares of Common Stock of the Company held

                CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -------------------------------------------

         by the Company's president, and Prescott Investments, L.P., a Nevada limited partnership beneficially owned by the Company's president, for a combined 33% interest in Boca First Capital LLLP. Boca First Capital LLLP is controlled by its general partner, Addison Capital Group LLC, a Nevada limited liability company. As of the date of this Report, Boca First Capital LLLP owns 62.84% of the Company's issued and outstanding shares.

         By reason of the exchange of securities, Addison Capital LLC, the general partner of Boca First Capital LLLP, may be deemed to have voting power and/or dispositive power with respect to the 16,000,000 shares of Common Stock owned by Boca First Capital LLLP.

         As part of the change of control, the Company has moved its principal place of business from Torrance, California to Boca Raton, Florida, effective July 22, 2002.

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

D.       INCOME TAXES
         ------------

         In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has net operating losses (NOL's) of approximately $8,300,000 expiring in the years 2009 through 2021.

            Deferred tax benefit (34% statutory rate)        $   2,822,000
            Valuation allowance                                  1,619,000
                                                             -------------
                    Net Benefit                              $   1,203,000
                                                             -------------

         Due to the uncertainty of utilizing the NOL and recognizing the deferred tax benefit, an offsetting valuation allowance has been provided.

                CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

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

         The Company and its Subsidiaries maintain cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2002, the company had less than $100,000 on deposit resulting in no concentration of credit risk from uninsured bank balances.

H.       EARNINGS/LOSS PER SHARE
         -----------------------

         Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the fiscal years ended September 30, 2002 and 2001 were 24,742,859 and 4,230,361, respectively.

NOTE 2 - RELATED PARTY TRANSACTIONS
         --------------------------

         Currently the Company has an informal agreement with Maumelle Enterprise, Inc. (Maumelle). A business owned by an officer of the Company, to provide management, sales and administrative services for the Company. Under this informal agreement payment to Maumelle for such services depends upon the actual services rendered in a given month and the current liquidity of the Company. During the fiscal year ended September 30, 2002, the Company paid Maumelle a total of $22,173 and owes $55,329 for accrued fees from a prior fiscal year.

         The Company is subleasing office space from B & G Acceptance Corp., a company controlled by a beneficial owner of the Company. The Company pays $2,200 a month for the office space and $3,800 a month for office expenses. The monthly lease payment commenced on August 1, 2002 and continues on a month by month basis.

                CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)
         --------------------------------------

         On July 17, 2002, Boca First Capital, LLLP, a Florida limited liability limited partnership acquired control of Capitol Communities Corporation. The Company entered into a Business Loan Agreement with Boca First Capital LLLP dated April 26, 2002 to borrow up to the sum of $3,000,000 from Boca First Capital LLLP. On September 27, 2002, the line of credit was increased from $3,000,000 to $4,000,000.

         As of September 30, 2002, the Company has been drawn $1,216,000.00 on the $4,000,000.00 credit line from Boca First Capital LLLP evidenced by the Boca Note secured by substantially all of the assets of the Operating Subsidiary. As of December 15, 2002, the Company has been drawn $1,491,000.00 on the line .The collateral securing the Boca Note, includes a mortgage on the remaining 696 acres of the Maumelle Property, 1,000 shares of common stock of the Operating Subsidiary owned by the Company, representing one hundred percent of the issued and outstanding shares; the 35.16 percent interest in TradeArk Properties, LLC, a Michigan limited liability company which owns viatical life settlement contracts and real property in Maumelle, Arkansas; and two notes receivable payable on October 31, 2002 and March 26, 2005 with a face value of $1,070,000.00 and 1,000,000.00, respectively, with an annual rate of interest of 6.25%. The Boca Credit Line matures on November 1, 2004, and has an initial interest rate of ten percent (10%) per annum and will, on a quarterly basis, adjust to a rate, which is equal to the greater of ten percent per annum or one percent (1%) above the prime rate, in effect on that date.

         The Company entered into an agreement with Century 21 Metro, Inc. ("Century 21") an Arkansas corporation, which is a real estate agency wholly-owned by an officer of Capitol Homes, Inc. The Company, under an oral agreement, has allowed Century 21 to offer the Maumelle Property for sale. During the fiscal year ended September 30, 2002, the Company paid Century 21 $110,000 in listing commission for the sale of 451 acres of the Maumelle Property to Maumelle Valley, LLC, and $10,000 listing commission on the sale of 289 acres of the Maumelle Property to West Maumelle L.P.

NOTE 3 - EXECUTIVE EMPLOYMENT AGREEMENT
         ------------------------------

         The Company has a five-year written agreement with an individual to perform the duties of President. Under the agreement, which became effective on October 1, 2001, he is to be compensated at a rate of $20,000. per month. The employment agreement was modified on April 24, 2002, to reduce the individual's salary to $10,000 per month due to the financial condition of the company. Notwithstanding, the President has agreed, as of September 27, 2002, to forego his salary until the Company is in a financial position to pay such expenses. The Company is not a party to any other employment agreements.

NOTE 4 - NOTES PAYABLE
         -------------

         Notes payable consist of the following:




                CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE 4 - NOTES PAYABLE (CONTINUED)
         -------------------------

         Notes Payable - Various
                  Unsecured   notes,   interest   from  10.90%  to  14.00%  with
                  maturities  not in  excess  of nine  months  all of which  are currently in default,
                                                                                     $2,029,168

         Note Payable - Boca First Capital, LLLP (Related Party)
                  Secured  Line of Credit.
                           The Boca Credit Line matures on November 1, 2004, and
                  has an initial interest rate of ten percent (10%) per annum and will, on a quarterly basis, adjust to a rate which is equal to the greater of ten percent per annum or one percent
                  (1%) above the prime rate, in effect on that date.

                  The collateral securing the Boca Note, includes a mortgage on the remaining 696 acres of the Maumelle Property, 1,000 shares of common stock of the Operating Subsidiary owned by the Company, representing one hundred percent of the issued and outstanding shares; the 35.16 percent interest in TradeArk
                  Properties, LLC, a Michigan limited liability company which owns viatical life settlement contracts and real property in Maumelle, Arkansas; and two notes receivable payable on October 31, 2002 and March 26, 2005 with a face value of $1,070,000.00 and 1,000,000.00, respectively, with an annual rate of interest of 6.25%.


                                                                                    $1,216,000
                                                                                    ----------



                  Total Current Maturities                                          $3,245,168


                  Total Non-Current Maturities                                            -
                                                                                    ----------

                  Total Notes Payable                                               $3,245,168
                                                                                    ==========


NOTE 5 - UNCONSOLIDATED SUBSIDIARIES
         ---------------------------

         The Company holds a 35.16% interest in TradeArk Properties, LLC. The investment in TradeArk Properties LLC is accounted for under the equity method. The Company reports its proportionate share of the investments operating income or loss and increasing or decreasing the carrying value of the investment accordingly. In the case of TradeArk,

                CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE 5 - UNCONSOLIDATED SUBSIDIARIES (CONTINUED)
         ---------------------------------------

         Properties LLC, the company also decreased its carrying value by the amount of the unrecognized land sales profit in accordance with SFAS
         66. This difference between the carrying value of the investment and the underlying equity in the investment will be accounted for as the assets of TradeArk Properties LLC are sold or otherwise disposed.

         At September 30, 2002, TradeArk Properties LLC holds Real Estate valued at $7,225,250, viatical contracts valued at $8,208,553. TradeArk Properties LLC liabilities include a mortgage of $3,541,029.96, an operating loan for $1,334,100 from Trade Partners, Inc., and accrued interest payable of $144,566. Members Equity is $10,422,622. Operating loss for the 12 months ended September 30, 2002 was $530,885.

NOTE 6 - EXTRAORDINARY ITEMS
         -------------------

         On December 20, 2001, the Operating Subsidiary and Resure, Inc. reached a settlement agreement to resolve payment on the outstanding Resure Note. The United States Bankruptcy Court entered an Order approving the 2001 Settlement Agreement and dismissed all pending motions by Resure, subject to the Liquidator for Resure receiving approval of the agreement by the Cook County Court. At a hearing on January 9, 2002, that approval was granted. On February 4, 2002, a payment of $3,850,000 was made to

         Resure to under the terms of the 2001 Settlement Agreement to pay in full the Resure Mortgage. The Company had a liability accrued to Resure of $5,034,497. The transaction is considered a Troubled Debt Restructuring under SFAS 15 and resulted in the Company recognizing an extraordinary gain of $1,184,497.

         As of September 30, 2002, the Company negotiated settlements with certain existing promissory Note Holders for principal debt and accrued interest of $1,941,484 for cash settlements of $612,164.

NOTE 7 - CAPITAL TRANSACTIONS
         --------------------


         On October 18, 2001, the Company issued 100,000 shares of common stock to a consultant of the Company, in consideration of cash at the price of $0.05 per share. The Company relied on Section 4 (2) of the Securities Act of 1933, as amended ("Securities Act"), in agreeing to issue such securities.

         On October 18, 2001, the Company issued 6,000,000 shares of common stock to an affiliated company beneficially owned by the Company's president, for the purchase price of $0.05 per share payable in a note payable due September 30, 2002. Additional compensation for services was recognized at the rate of $0.10 per share. The Company relied on
         Section 4 (2) of the Securities Act of 1933 in agreeing to issue such securities.

         On October 18, 2001, the Company issued 10,000,000 shares of common stock to the Company's president, in consideration of and in lieu of unpaid cash compensation and benefits at the price of $0.05 per share.

                CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE 7 - CAPITAL TRANSACTIONS (CONTINUED)
         --------------------------------

         Additional compensation for services was recognized at the rate of $0.10 per share. The Company relied on Section 4 (2) of the Securities Act of 1933 in agreeing to issue such securities.

         On February 25, 2002, the Company issued 500,000 shares of common stock to an advisor to the Company, in consideration of and in lieu of unpaid cash compensation at the price of $0.10 per share. Such shares were issued pursuant to a Non-Qualified Employee Stock Option Plan registered on March 6, 2002, with the Securities and Exchange Commission.

         On February 25, 2002 the Company issued 500,000 shares of common stock to an advisor to the Company, in consideration of and in lieu of unpaid cash compensation at the price of $0.10 per share. On March 29, 2002 an additional 75,000 shares were issued in lieu of unpaid cash compensation at the price of $0.05 per share. Such shares were issued pursuant to a Non-Qualified Employee Stock Option Plan registered on March 6, 2002, with the Securities and Exchange Commission.

         On February 25, 2002 the Company issued 600,000 shares of common stock to a consultant to the Company, in consideration of and in lieu of unpaid cash compensation at the price of $0.10 per share. Such shares were issued pursuant to a Non-Qualified Employee Stock Option Plan registered on March 6, 2002, with the Securities and Exchange Commission.

         On February 25, 2002 the Company issued 2,000,000 shares of restricted common stock to a director of the Company, in consideration of and in lieu of unpaid cash compensation at the price of $0.05 per share. The Company relied on Section 4 (2) of the Securities Act of 1933 in agreeing to issue such securities.

         On February 25, 2002 the Company issued 500,000 shares of restricted common stock to an advisor to the Company, in consideration of and in lieu of unpaid cash compensation at the price of $0.05 per share. The Company relied on Section 4 (2) of the Securities Act of 1933 in agreeing to issue such securities.

         On February 25, 2002 the Company issued 100,000 shares of restricted common stock to an advisor to the Company, in consideration of and in lieu of unpaid cash compensation at the price of $0.05 per share. The Company relied on Section 4 (2) of the Securities Act of 1933 in agreeing to issue such securities.

         On March 26, 2002 the Company issued, 5,000 shares of common stock to an advisor to the Company, in consideration of and in lieu of unpaid cash compensation at the price of $0.0625 per share.

         On March 26, 2002 the Company issued 140,000 shares of common stock to an advisor to the Company, in consideration of and in lieu of unpaid cash compensation at the price of $0.0625 per share.

                CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE 7 - CAPITAL TRANSACTIONS (CONTINUED)
         --------------------------------

         On April 18, 2002 the Company issued 200,000 shares of the Corporation's Common Stock to the president of the Company in consideration of and in lieu of unpaid reimbursements at the price of $0.045 per share. Such shares were issued pursuant to a Non-Qualified Employee Stock Option Plan registered on March 6, 2002, with the Securities and Exchange Commission.

         On April 18, 2002 the Company issued 200,000 shares of the Corporation's Common Stock to an affiliate and advisor of the of the Company in consideration of and in lieu of cash compensation at the price of $0.045 per share. Such shares were issued pursuant to a Non-Qualified Employee Stock Option Plan registered on March 6, 2002, with the Securities and Exchange Commission.

         On April 18, 2002 the Company issued 200,000 shares of the Corporation's Common Stock an affiliate and advisor of the Company in consideration of and in lieu of cash compensation at the price of $0.045 per share. Such shares were issued pursuant to a Non-Qualified Employee Stock Option Plan registered on March 6, 2002, with the Securities and Exchange Commission.

         On April 18, 2002 the Company issued 200,000 shares of the Corporation's Common Stock an advisor to the Company, in consideration of and in lieu of cash compensation at the price of $0.045 per share. Such shares were issued pursuant to a Non-Qualified Employee Stock Option Plan registered on March 6, 2002, with the Securities and Exchange Commission.

         Effective August 15, 2002, the Company had agreed to exchange $4,198,271 in debt, including principal and interest, with a group of existing promissory note security holders ("Note Holders") for 4,198,271 shares of Convertible Preferred Stock, Series A Non-Voting stock (the "Series A Preferred Stock"), par value $0.01 per share. Each share of Series A Preferred Stock bears a cumulative dividend rate of 5.25% per annum. The Series A Preferred Stock, in the event of any liquidation, dissolution or winding up of the Company, is senior to the holders of Common Stock. The Company relied on Section 3(a)(9) and Rule 145 of the Securities Act in agreeing to issue such securities. As of September 30, 2002 the Company had issued 3,843,698 shares of Series A Preferred Stock to Note Holders.

         On August 12, 2002 the Company repurchase 25,000 of the Company's Common Stock at $0.1058 per share.

         On August 20, 2002 the Company repurchase 47,000 of the Company's Common Stock at $0.1047 per share.

         On August 12, 2002 the Company repurchase 5,300 of the Company's Common Stock at $0.1068 per share.

                CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE 8 - NON-QUALIFIED EMPLOYEE STOCK OPTION PLAN
         ----------------------------------------

         The Company has a Stock Option Plan under which directors, officers, key consultants and other persons employed by the Company may be granted options to purchase shares of the Company's authorized but unissued or reacquired common stock. The maximum number of shares available for issuance under the Plan is 3,000,000 shares. As of September 30, 2002 the maximum number of shares available for future grants under the Plan is 525,000 shares. Under the plan the option exercise price shall not be less than the Fair Market Value of the stock. Options currently expire no later than 10 years from the grant date. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:

                                                                Weighted
                                                                Average
                                                Number          Exercise
                                               of Shares          Price
--------------------------------------------------------------------------------
Outstanding at September 30, 2001                      0             $ 0
   Granted                                     2,475,000           $.081
   Exercised                                   2,475,000           $.081
   Cancelled                                           0              $0
--------------------------------------------------------------------------------

Outstanding at September 30, 2002                 0                   $0
--------------------------------------------------------------------------------

NOTE 9 - LEGAL PROCEEDINGS
         -----------------

         On July 21, 2000, the Operating Subsidiary, a wholly-owned subsidiary of the Company that holds substantially all of the Company's assets, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Eastern District of Arkansas. Until September 6, 2002, when the United States Bankruptcy Court dismissed the Chapter 11 proceedings against the Operating Subsidiary, the Company continued to operate its business as a debtor-in-possession. As such, the Operating Subsidiary was authorized to operate its business in the ordinary course of business, but could not engage in transactions outside the ordinary course of business without the United States Bankruptcy Court approval. See discussion below.

         As a  result  of the  Operating  Subsidiary's  bankruptcy,  all acts to
         collect  Pre-petition   Indebtedness  and  to  enforce  other  existing
         contractual obligations of the Operating Subsidiary were stayed.

         Upon filing the voluntary petition for bankruptcy relief under Chapter 11, the foreclosure action instituted by the Liquidator for Resure on April 19, 2000 against the Operating Subsidiary was stayed. The foreclosure action was filed in the Chancery Court of Pulaski County, Arkansas (the "Resure lawsuit"). The Resure Liquidator sought to foreclose on approximately 701 acres of residential land of the Maumelle Property securing a $3,500,000 loan ("Resure Note") owed by the Company. The action also sought $2,000,000 in Development Fees the

                CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE 9 - LEGAL PROCEEDINGS (CONTINUED)
         -----------------------------

         Liquidator claimed the Operating Subsidiary owed under the terms and conditions of the September 30, 1997, settlement agreement, which was secured by the same 701 acres as the Resure Note.

         On December 20, 2001, the Operating Subsidiary and Resure reached a settlement agreement (the "Settlement Agreement") to resolve payment on the outstanding Resure Note and the Resure Motions and competing Plan of Reorganization. The Bankruptcy Court entered an Order approving the Settlement Agreement on December 20, 2001, and dismissed all pending motions by Resure, subject to the Resure Liquidator receiving approval of the agreement by the Cook County Court. The Cook County Circuit Court entered an Order approving the Settlement Agreement on January 9, 2002.

         Under the terms of the Settlement Agreement, the Resure Liquidator agreed to accept $3,850,000 in satisfaction of all claims against the Operating Subsidiary. On February 4, 2002, the $3,850,000 was paid to the Resure Liquidator of Resure Inc., from the proceeds of a sale of 451 single family acres of the Maumelle Property, to an unaffiliated third party, for a total purchase price of $4,000,000.

         As of September 6, 2002, all claims of the Operating Subsidiary, other than those owed to affiliates and the Arkansas Department of Finance & Administration had been satisfied or released. Accordingly, the Operating Subsidiary filed a Motion to Dismiss Chapter 11 Proceeding with the Bankruptcy Court instead of a Plan of Reorganization. On September 6, 2002, the Bankruptcy Court entered an Order Dismissing the Chapter 11 Proceedings against the Operating Company.

         The Company is not involved in any other litigation, other than those actions arising from the normal course of business. Management does not believe will have a material effect on the Company's operations.

NOTE 10 - SUBSEQUENT EVENTS
          -----------------

         On December 15, 2002, the Company executed a note extension with West Maumelle to extend the maturity date on Note 1 in the amount of $1,070,000 from December 15, 2002, to January 15, 2003. West Maumelle paid an extension fee of $11,000; however, the Company has agreed to credit the fee towards payment on Note 1 provided the entire principal and accrued interest on the note is paid in full on or before December 31, 2002.

         On November 27, 2002, TradeArk Properties LLC entered into an agreement to sell Tract D, consisting of approximately 38.65 acres in the City of Maumelle to Kite Capital, LLC, for a purchase price of $4,545,703. The closing shall be no later than 45 days after the inspection period of 90 days from the date of execution of the agreement. The purchaser has the right to terminate the agreement if it determines the property is not adequate for its purposes.

         As of December 1, 2002, the Company has negotiated settlements with certain promissory note holders to exchange $1,011,330.19 in debt and accrued interest of $301,709.95, for $470,250.29 in cash and notes and

                CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE 10 - SUBSEQUENT EVENTS (CONTINUED)
          -----------------------------

         302,389 shares of Series A Preferred Stock. Of these totals, the Company, as of December 15, 2002, closed settlements with note holders to exchange $381,330.19 in debt and accrued interest of $98,834.52, for $122,247.18 in cash and notes and 216,858 shares of Series A Preferred Stock.

         On October 18, 2001 the Company issued 6,000,000 shares of restricted common stock to Prescott Investments LLC, a Nevada limited partnership beneficially owned by Mike Todd, for the purchase price of $0.05 per share payable in a note for $300,000.00 payable due September 30, 2002. On October 15, 2002, Mr. Todd agreed to accept as partial satisfaction, offset and release of his claim for past due compensation and account payable due him in an amount of $278,568.00 in consideration for the Company's partial release of the Company's claim against Prescott on the promissory note. The Company agreed to accept a Note dated October 1, 2002 in the amount of $38,692.27 which represents the entire remaining unpaid balance of the Prescott Note and to extend the maturity date of the Note to September 30, 2003.

         On January 10, 2003, West Maumelle L.P., retired its debt to the Operating Subsidiary, comprised of a promissory note in the face amount of $1,070,000, with a cash payment of $500,000.00 and an assignment of a $640,000 promissory note made by Transcontinental Realty Investors, Inc. (the "Transcontinental Note"), a Nevada corporation, and payable to West Maumelle L.P. The $640,000 note is secured by a mortgage to certain property located in Maumelle, Arkansas, and pays interest at a rate of 5.75% per annum with interest paid monthly, with a maturity date of July 10, 2004. The Company has agreed to allow West Maumelle to repurchase the Transcontinental Note for a period of 90 days, from the date of assignment, at a discounted rate that increases each 30-day period.

         The Company renewed Note 2 owed by West Maumelle L.P. to the Operating Subsidiary in the face amount of $1,030,000.00. The new note ("Renewal Note"), with a face value of $1,000,000.00, bears interest at a rate of 5.75% per annum with interest due annually, with a maturity date of January 10, 2006. The Renewal Note is secured by a mortgage to certain property located in Maumelle, Arkansas, and is junior to a senior mortgage from Great Southern Bank. West Maumelle L.P., also made a unsecured note ("Differential Note) payable to the Operating Subsidiary in the amount of $46,170.00, with the unpaid principal due and payable on April 10, 2003.

         The Renewal Note, the Transcontinental Note and the Differential Note have been pledged, as substitute collateral for Note 1 and Note 2, to Boca First Capital LLLP to secure its $4,000,000.00 line of credit.

     EXHIBITS

     The following Exhibits are filed as part of this Report. (Exhibits numbers correspond to the exhibits required by Item 601 of Regulation S-B for an annual report on Form 10-KSB,

11. Statement of Computation of Per Share Earnings.

          See Financial Statements starting at F-1.

(b) REPORTS ON FORM 8-K

          The following reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30,2002:

          8-K/A filed with the Securities and Exchange Commission on September 12, 2002, pertaining to the Order Dismissing the Bankruptcy Proceedings filed by the Operating Subsidiary.

          8-K filed with the Securities and Exchange Commission on July 30, 2002, reporting a change in control of the registrant.



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                CAPITOL COMMUNITIES CORPORATION


Date: January 13, 2003          By: /s/ Michael G. Todd
                                    ---------------------------
                                    Michael G. Todd, Chairman,
                                    President and Chief
                                    Executive Officer

Date: January 13, 2003          By: /s/ David Paes
                                    ---------------------------
                                    David Paes, Treasurer