Form 10QSB
period 2002-12-31
CAPITOL COMMUNITIES CORP
filed 2003-02-19
CIK 915636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the transition period from _____ to_____

                           Commission File No. 0-23450

                         CAPITOL COMMUNITIES CORPORATION
       (Exact name of Small Business Issuer as specified in its charter)

          Nevada                                              88-0361144
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


900 N. Federal Highway
Suite 410
Boca Raton, FL                                                  33432
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)


Issuer's telephone number: (561) 417-7115

         Check whether the issuer (1) filed all reports  required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES [ ] NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock ($.01 Par Value)         25,460,061
      (Title of Class)                Shares Outstanding as of January 31, 2003

Transitional Small Business Disclosure Format: [ ] YES [X] NO

                         CAPITOL COMMUNITIES CORPORATION
                                   Form 10-QSB
                          QUARTER ENDED March 31, 2002

 TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)................................... F-1
               Consolidated Balance Sheet
                  December 31, 2002......................................... F-1
               Consolidated Statement of Cash Flows
                  For the Three Months Ended December 31, 2002 and 2001 .... F-2
               Consolidated Statement of Operations
                  For the Three Months ended December 31, 2002 and 2001..... F-3
               Consolidated Statement of Stockholders' Equity
                  For the Three Months ended December 31, 2002.............. F-4
               Notes to Consolidated Financial Statements December 31, 2002. F-5

Item 2.  Management's Discussion And Analysis or Plan of Operation........... 3

Item 3.    Controls and Procedures........................................... 6

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 7

Item 3.  Defaults Upon Senior Securities..................................... 7

Item 6.  Exhibits and Reports on Form 8-K.................................... 7

Signatures................................................................... 7

Certifications...............................................................8-9

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)
-----------------------------------------



CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
as of December 31, 2002

UNAUDITED

Current Assets
      Cash                                                                   $           5,925
      Accrued Interest Receivable                                                        5,463
      Notes receivable-Current                                                         500,000
      Other Current Assets                                                               2,634
                                                                             ------------------
               Total Current Assets                                                    514,022
                                                                             ------------------

Property and equipment
      Furniture and Equipment, net of accumulated depreciation of $12,147                4,112
                                                                             ------------------


Other Assets
      Land and Real Estate Holdings                                                  1,300,140
      Accrued Interest Receivable-Non-Current                                           94,363
      Notes receivable-Non-Current                                                   1,570,000
      Investment in Trade Ark Properties                                             2,216,089
      Deferred Tax Benefit                                                           1,203,000
                                                                             ------------------
               Total Other Assets                                                    6,383,592
                                                                             ------------------

               Total Assets                                                  $       6,901,726
                                                                             ==================




Current Liabilities
      Notes Payable                                                          $       1,599,339
      Note Payable- Related Party                                                    1,491,000
      Accounts Payable & Accrued Expenses                                              604,134
      Accrued Expenses- Related Parties                                                 45,613
                                                                             ------------------
               Total Current Liabilities                                             3,740,086
                                                                             ------------------

               Total Liabilities                                                     3,740,086
                                                                             ------------------

Stockholders' Equity

      Preferred Stock-$.01 par value, 10,000,000 shares                                 40,606
               authorized; 4,060,556 shares issued and outstanding
      Common Stock-$.01 par value, 40,000,000 shares                                   290,900
               authorized; 29,090,050 shares issued and outstanding
      Additional Paid in Capital                                                    14,084,621
      Preferred Stock Dividend                                                        (210,748)
      Note Receivable for Class A Common Stock- Related Party                          (38,692)
      Treasury Stock; 3,629,989 shares                                              (4,805,229)
      Accumulated Deficit                                                           (6,199,818)
                                                                             ------------------

               Total Stockholders' Equity                                            3,161,640
                                                                             ------------------

               Total Liabilities and
               Stockholders' Equity                                          $       6,901,726
                                                                             ==================



CAPITOL COMMUNITIES CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

UNAUDITED

                                                                               2002              2001
                                                                          ---------------   ---------------

Cash Flows from Operating Activities:
      Net Income (Loss)                                                   $       13,587    $   (2,048,010)
      Amortization                                                                     -                 -
      Depreciation                                                                   329               456
      Services paid by Issuance of Common Stock                                                  1,491,329
      Adjustments to Reconcile Income (Loss)
      to Net Cash Used for operating Activities
           (Increase) Decrease in Accrued Interest Receivable                    (15,929)
           (Increase) Decrease in Other Current Assets                                (3)              635
           (Increase) Decrease in Investments                                     75,000            71,151
           Increase (Decrease) in Accrued Expenses                               (82,904)          474,923
           Increase (Decrease) in Accrued Expenses-Related Parties                (5,181)
           Liabilities Subject to Compromise                                                         5,042
                                                                          ---------------   ---------------

      Net Cash Used for Operations                                               (90,101)          (75,625)



Cash Flows from Investing Activities:
           (Increase) Decrease in Investments                                     75,000            71,151
                                                                          ---------------   ---------------

      Net Cash used in Investing Activities:                                      75,000            71,151


Cash Flows from Financing Activities:
      Proceeds from sale of Common Stock                                                             5,000
      Proceeds from Notes Payable                                                275,000
      Payment of Notes Payable                                                  (259,670)             (627)
      Payment of Preferred Dividend                                              (11,285)
                                                                          ---------------   ---------------

      Net Cash used in Financing Activities:                                       4,045             4,373


Net Increase (Decrease) in Cash                                                  (11,056)             (101)

Beginning Cash                                                                    16,981               134

Ending Cash                                                               $        5,925    $           33
                                                                          ===============   ===============


Schedule of Noncash Financing Activities
      Common Stock Issued for Accrued Expenses                                                     618,671
      Common Stock Issued for Note Receivable                                                      300,000
      Common Stock Issued for Services                                                           1,491,329
      Preferred Stock Issued for Debt                                            216,858
      Collecion of Note Receivable by forgiveness of accrued expenses            261,308

Supplemental Information:
Interest paid, net of current payoff discount of $56,203                  $       40,414    $        1,811





Capitol Communities Corporation and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended December 30, 2002 and 2001

UNAUDITED

                                                                    2002                   2001
                                                               ----------------       ---------------
Revenues:
       Sales                                                                $0                    $0
                                                               ----------------       ---------------

       Total Revenues                                                       $0                    $0

       Cost of Sales                                                         -                     -
                                                               ----------------       ---------------

Gross Profit                                                                $0                    $0

Operating Expenses:
       General & Administrative Expenses                                57,084             1,068,429
       General & Administrative Expenses- Related Parties               22,602               600,000
                                                               ----------------       ---------------
               Total Operating Expenses                                 79,686             1,668,429
                                                               ----------------       ---------------

Net Income (Loss) Before
       Other Income/(Expense)                                          (79,686)           (1,668,429)

Other Income and (Expense)
       Operations of Unconsolidated Investments                        (75,000)              (71,500)
       Interest Income                                                  33,189                     -
       Other Income                                                         10                     -
       Interest Expense                                                (31,554)             (308,431)
       Interest Expense- Related Parties                               (38,499)                    -
                                                               ----------------       ---------------
               Total Other Income and (Expense)                       (111,854)             (379,581)
                                                               ----------------       ---------------

Net Income (Loss) from continuing operations                   $      (191,540)          ($2,048,010)

Income Tax Expense (Benefit)
       Current                                                               -                     -
       Deferred                                                              -                     -
                                                               ----------------       ---------------
               Total Income Tax Expense (Benefit)                            -                     -
                                                               ----------------       ---------------

Net Income (Loss) before Extraordinary Items                   $      (191,540)          ($2,048,010)

Extraordinary Items
       Gain from retirement of debt at a discount,
          net of income tax provision of $0                           $205,127                     -
                                                               ----------------       ---------------

Net Income (Loss)                                                      $13,587           ($2,048,010)
                                                               ================       ===============

Basic Income (Loss) per share
       Income (Loss) before extraordinary item                          ($0.01)               ($0.12)
       Extraordinary Item
         Gain from retirement of debt at a discount                       0.01                  0.00
                                                               ----------------       ---------------

       Net Income (Loss)                                                 $0.00                ($0.12)
                                                               ================       ===============

                                                               ----------------       ---------------
Weighted average shares outstanding:                                25,460,061            17,180,361
                                                               ================       ===============




Capitol Communities Corporation
Consolidated Statement of Changes in Stockholder's Equity
For the Three Months Ended December 31, 2002
UNAUDITED


                                Preferred     Preferred      Common       Common       Additional       Treasury      Accumulated
                                 Shares         Stock        Shares        Stock     Paid in Capital     Stock          Deficit
-----------------------------------------------------------------------------------------------------------------------------------

Balance at 9/30/02              3,843,698      $ 38,437     29,090,050    $ 290,900   $ 13,869,932    $(4,805,229)    $ (6,213,405)


Preferred Stock Issued
  on December 11, 2002            216,858         2,169                                    214,689



Net Income (Loss) for the
Three Months Ended 12/31/02                                                                                                 13,587
-----------------------------------------------------------------------------------------------------------------------------------


Balance at 12/31/02             4,060,556      $ 40,606     29,090,050    $ 290,900   $ 14,084,621    $(4,805,229)    $ (6,199,818)
                              =====================================================================================================


                CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------


A.       BACKGROUND
         ----------

The consolidated balance sheet at December 31, 2002 and the related statements of operations and cash flows for the three month period ended December 31, 2002, include the accounts of Capitol Communities Corporation and its wholly owned subsidiaries and are unaudited. All inter-company accounts and transactions have been eliminated in consolidation.

These unaudited interim consolidated financial statements should be read in conjunction with the September 30, 2002 fiscal year end financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

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

CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER  31, 2002

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED
         ------------------------------------------
On July 17, 2002, Boca First Capital, LLLP, a Florida limited liability limited partnership acquired control of Capitol Communities Corporation in an exchange of 16 million shares of Common Stock of the Company held by the Company's president, and Prescott Investments, L.P., a Nevada limited partnership beneficially owned by the Company's president, for a combined 50% interest in Boca First Capital LLLP. Boca First Capital LLLP is controlled by its general partner, Addison Capital Group LLC, a Nevada limited liability company. As of the date of this Report, Boca First Capital LLLP owns 62.84% of the Company's issued and outstanding shares.

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

E.       USE OF ESTIMATES
         ----------------

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

F.       EARNINGS/LOSS PER SHARE
         -----------------------

Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the three months ended December 31, 2002 and 2001 were 25,460,061 and 17,180,361, respectively.

CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER  31, 2002

NOTE 2 - CAPITAL TRANSACTIONS
         --------------------


Effective December 19, 2002, the Company had agreed to exchange $216,858 in debt, including principal and interest, with a group of existing promissory note security holders ("Note Holders") for 216,858 shares of Convertible Preferred Stock, Series A Non-Voting stock (the "Series A Preferred Stock"), par value $0.01 per share. Each share of Series A Preferred Stock bears a cumulative dividend rate of 5.25% per annum. The Series A Preferred Stock, in the event of any liquidation, dissolution or winding up of the Company, is senior to the holders of Common Stock. The Company relied on Section 3(a)(9) and Rule 145 of the Securities Act in agreeing to issue such securities. As of December 31, 2002 the Company had issued 4,060,556 shares of Series A Preferred Stock to Note Holders.

NOTE 3 - LEGAL PROCEEDINGS
         -----------------

The Company is not involved in any other litigation, other than those actions arising from the normal course of business. Management does not believe will have a material effect on the Company's operations.

NOTE 4 - SUBSEQUENT EVENTS

         WEST MAUMELLE.
         --------------

On January 10, 2003, West Maumelle L.P. ("West Maumelle"), retired one of the debts owed to the Operating Subsidiary, comprised of a promissory note in the face amount of $1,070,000 ("Note 1"). In satisfaction of Note 1, West Maumelle paid a cash payment of $500,000.00 and an assignment of a $640,000 promissory note made by Transcontinental Realty Investors, Inc. (the Transcontinental Note"), a Nevada corporation, and payable to West Maumelle L.P. The $640,000 note is secured by a mortgage to certain property located in Maumelle, Arkansas, and pays interest at a rate of 5.75% per annum with interest paid monthly, with a maturity date of July 10, 2004. The Company has agreed to allow West Maumelle to repurchase the Transcontinental Note far a period of 90 days, from the date of assignment, at a discounted rate that increases each 30-day period.

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

The Renewal Note, the Transcontinental Note and the Differential Note have been pledged, as substitute collateral for Note I and Note 2, to Boca First Capital LLLP to secure its $4,000,000.00 line of credit.


          TRADEARK PROPERTIES, LLC
          ------------------------

On January 24,  2003,  Capitol  Development  of Arkansas,  Inc., a  wholly-owned

Arkansas corporation of Capitol Communities Corporation, the Issuer (hereinafter collectively referred to as the "Company"), entered into an Agreement Dissolving Limited Liability Company ("Agreement") with Trade Partners, Inc., a Michigan corporation. Under the terms of the Agreement, the Company and Trade Partners, Inc., the two members of TradeArk Properties, LLC ("TradeArk"), a Michigan limited liability company, agreed to dissolve TradeArk, effective immediately. For its 35.16 percent membership interest, the Company received approximately 251 acres of real property located in the City of Maumelle, the County of Pulaski, Arkansas. The Maumelle Property included Tract D and an assignment of the contract between TradeArk Properties and an unaffiliated third party. The Company also assumed approximately three million five hundred thousand dollars ($3,500,000 00) in debt held by New Era Inc, secured by the real property and a $580,000 liability to Trade Partners. Approximately 258 acres of real property were originally contributed to TradeArk by the Company in June 1999, when the limited liability company was formed by the two members. Since the real property was contributed, approximately six and one-half (6 1/4) acres have been sold by TradeArk. The remaining real property is comprised of single family, multi-family and commercial land,

Under the Agreement. Trade Partners, Inc., received life settlement contracts valued at eight million three hundred thousand dollars ($8,300,000) which were originally contributed by Trade Partners, Inc., to TradeArk for its 64.84 percent membership interest.

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

         Capitol Communities Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation those identified in the "Risk Factors" section of the Company's Registration Statement filed with the Securities and Exchange Commission (the "Commission") in September 1996 on Form 10-SB and the Company's most recent annual report on Form 10-KSB filed with the Commission on January 13, 2003.

Financial Condition
-------------------

         As noted below, the Company needs to cure its current illiquidity in order to diversity its portfolio, acquire new business opportunities and generate revenues. Accordingly, the Company is in the process of liquidating all or portions of the Maumelle Property and/or raise sufficient capital to commence meaningful operations. There can be assurance, however, that the Company will be able to sell all or portions of the Maumelle Property for a fair market value or at all, or raise sufficient capital in order to implement its growth strategy.

         During the fiscal quarter ended December 31, 2002, the Company, negotiated settlement agreements with certain promissory note holders to exchange $446,330 in debt and accrued interest of $135,902 for $167,115 in cash and notes and 216,858 shares of Series A Preferred Stock.

         Effective December 31, 2002, the Company negotiated with Trade Partners, Inc., a Michigan corporation, to dissolve TradeArk Properties, LLC ("TradeArk Properties"), a Michigan limited liability company which the Company had a 35.16% membership interest. With the dissolution of TradeArk Properties, the Company received approximately 251 acres of real property in Maumelle, Arkansas (the "Maumelle Tract"). See discussion below, "- - Liquidity and Capital Resources."

         Change in Financial Condition Since the End of Last Fiscal Year. At December 31, 2002, the Company had total assets of $6,901,726, a decrease of $70,453 or 1% of the Company's total assets, as of the Company's fiscal year end of September 30, 2002. The Company had cash of $5,925 December 31, 2002 compared to $16,981 at September 30, 2002.

          The carrying value of the Company's real estate holdings remained unchanged during the three months at $1,300,140. The Company's investment in Trade Ark decreased from $2,291,089 to $2,216,089 reflecting the Company's portion of the net loss by Trade Ark, which is accounted for by the equity method. On January 24, 2003, TradeArk Properties, LLC, dissolved, effective December 31, 2002, and the Company received approximately 251 acres of real property in Maumelle, Arkansas for its 35.16 percent membership interest. See "-
- Subsequent Events," below.

         Total liabilities of the Company at December 31, 2002, were $3,740,086, a decrease of $550,921 from the September 30, 2002 total of $4,291,007. The current liability for notes payable decreased by $429,829 during the three months, from $2,029,168 to $1,599,339. The primarily reason for the decrease was due to negotiated settlements with certain existing promissory note holders, as discussed above. The notes payable-related parties, increased from $1,216,000 on September 30, 2002, to $1,491,000 on December 31, 2002.

         Accounts payable and accrued expenses decreased by $390,911. At September 30, 2002, the liability for accounts payable and accrued expenses totaled $995,045. At December 31, 2002, the balance was $604,134. The major portion of the decrease, or $278,568, was comprised of accrued officers' salaries and payables, as discussed below. Accrued interest decreased from $437,195 as of September 30, 2002, to $348,823, as of December 31, 2002. Accrued real estate taxes payable increased from the September 30, 2002 balance of $3,029 to a balance of $3,146, an increase of $117, as of December 31, 2002. Accrued expenses-related parties decreased from $50,794, as of September 30, 2002 to $45,613 as of December 31, 2002.

         Shareholders' Equity increased by $480,468. The increase resulted from the issuance of 216,858 shares of the Company's Series A Preferred Stock, par value $0.01 per share in exchange for $216,858 in debt, including principal and interest, the partial offset of $261,308 to a note receivable for common stock-related party and the net income of $13,587 for the three months period ended December 31, 2002.

Results of Operations
---------------------

Comparison of the Three Months Ended December 31, 2002 to the Three Months Ended December 31, 2001. For the Three Months ended December 31, 2002, the Company experienced a gain of $13,587 compared with a loss of $2,048,010 for the Three Months ended December 31, 2001. While there were no revenues from continuing operations during both periods, general and administrative expenses decreased by $1,588,743, and interest expenses decreased by $238,378 resulting in the decrease in net loss.

         General and administrative expenses decreased to $57,084 for the Three Months ended December 31, 2002 from $1,068,429 for the Three Months ended December 31, 2001, a decrease of $1,001,345. Officers' salaries decreased to $0 for the Three Months ended December 31, 2002 from $941,325 for the Three Months ended December 31, 2001, a decrease of $941,325, due to the fact that the President and Chief Officer of the Company has agreed to forego his salary until the Company is in a financial position to pay such expenses and officers' salaries as of December 31, 2001, recognized the stock based compensation to an Officer. Consulting fees increased to $21,500 for the Three Months ended December 31, 2002 from $20,000 for the Three Months ended December 31, 2001, an increase of $1,500. Legal fees and audit fees decreased by $49,326 to $13,331 for the Three Months ended December 31, 2002 from $62,648 for the Three Months ended December 31, 2001. Operating expenses-related parties decreased to $22,602 for the Three Months ended December 31, 2002 from $600,000 for the Three Months ended December 31, 2001, a decrease of $577,398. The expenses-related parties as of December 31, 2001, recognized the stock based compensation of a related party.

         Interest expense decreased by $238,378 from $308,431 for the Three Months ended December 31, 2001 to $70,053 for the Three Months ended December 31, 2002.

         The operating loss recorded for unconsolidated subsidiaries accounted for under the Equity method totaled a loss of $75,000 for the Three Months ended December 31, 2002 compared to a loss $71,150 for the Three Months ended December 31, 2001.

         Interest income increased by $33,189 from $0 for the Three Month period ended December 31, 2001 to $33,189 for the Three Month period ended December 31, 2002.

         As of December 31, 2002, the Company negotiated settlement agreements with certain promissory note holders to exchange $446,330 in debt and accrued interest of $135,902 for $167,115 in cash and notes and 216,858 shares of Series A Preferred Stock. The Company recognized an extraordinary gain from the retirement of debt at a discount of $205,127.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents amount to $5,925 as of December 31, 2002, as compared with $16,981 at December 31, 2001. As of December 31, 2002, the Company was in default on $1,117,839 in loans, evidenced by promissory notes (the "Notes"). These Notes were loans borrowed from private sources, and are unsecured. Although the Company provided a guarantee bond through New England International Surety Inc. (the "Surety") to the Note holders, management has been notified by the Surety that it has been served with a class action suit in federal court. As such, even though the Company has defaulted on the Notes, the Surety will not be able to make interest or principal payments to the noteholders until the action is settled, if at all. Subsequent to December 31, 2002, the Company has been able to eliminate $6,182,336 in Note obligations, including accrued interest, by exchanging Note debt for Series A Preferred Stock of the Company, or through cash settlement of the Note debt.

         As of December 31, 2002, the Company has drawn $1,491,000 on a $4,000,000 line of credit from Boca First Capital LLLP ("Boca First"), a Florida limited liability limited partnership and contolling shareholder of the Company. The credit line bears interest at an initial rate of 10.00% per annum. Effective on the first business day of the first calendar quarter after the date of the Note, and on the first business day of each succeeding calendar quarter, the rate of interest on the Note will increase or decrease to a rate which is equal to the greater of ten percent (10%) per annum or one percent (1.0%) pre annum above the Prime Rate, as published in the Wall Street Journal, in effect on that date. The Note is payable in monthly installments of interest only, and matured on November 1, 2004. The line is secured by a collateral assignment and pledge of the issued and outstanding common stock of Capitol Development of Arkansas, Inc. Each loan advance under the Business Loan Agreement is subject to the fulfillment of the loan provisions. There can be no assurance that the Company will meet the conditions required for additional advances under the revolving line of credit. The president and chief executive of the Company is a beneficial owner of Boca First.

         On December 15, 2002, the Company executed a note extension with West Maumelle to extend the maturity date on Note 1 in the amount of $1,070,000 from December 15, 2002, to January 15, 2003. West Maumelle paid an extension fee of $11,000 for the extension, however, the Company has agreed to credit the extension fee towards payment on Note 1; provided the entire principal and all accrued interest on the note is paid in full on or before December 31, 2002. See discussion below "- - Subsequent Events."

         The Company issued 6,000,000 shares of restricted common stock to Prescott LP, a partnership beneficially owned by Michael G. Todd, the Company's president, chief executor officer and director on October 18, 2001. Mr. Todd purchased the stock for $0,05 per share payable in a promissory note for $300,000 with a maturity date of September 30, 2002. On October 15, 2002, Mr. Todd agreed to accept as partial satisfaction and release of his claim for past due compensation and accounts payable in the amount of $178,568, the Company's claim against Prescott LP on the promissory note. The Company agreed to accept a modified promissory note, dated effective October 1, 2002, in the amount of $38,692.27, representing the remaining unpaid balance due on the Prescott stock purchase. The modified note matures on September 30, 2003.

         On November 27, 2002, TradeArk Properties entered into an agreement to sell Tract D, consisting of approximately 38.65 acres in the City of Maumelle to an unaffiliated third party for a purchase price of $4,545,703. The closing shall be not later than 45 days after the inspection period of 90 days from the date of execution of the agreement. The purchaser has the right to terminate the agreement if it determines the property is not adequate for its purposes. See discussion below, "- - Subsequent Events."

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

         Subsequent Events.
         ------------------

         WEST MAUMELLE.

         On January 10, 2003, West Maumelle L.P. ("West Maumelle"), retired one of the debts owed to the Operating Subsidiary, comprised of a promissory note in the face amount of $1,070,000 ("Note 1"). In satisfaction of Note 1, West Maumelle paid a cash payment of $500,000.00 and assigned to the Company a $640,000 promissory note made by Transcontinental Realty Investors, Inc. (the "Transcontinental Note"), a Nevada corporation, and payable to West Maumelle. The $640,000 note is secured by a mortgage to certain property located in Maumelle, Arkansas, and pays interest at a rate of 5.75% per annum with interest paid monthly, and a maturity date of July 10, 2004. The Company has agreed to allow West Maumelle to repurchase the Transcontinental Note for a period of 90 days, from the date of assignment, at a discounted rate that increases each 30-day period.

         The Company renewed Note 2 owed by West Maumelle to the Operating Subsidiary in the face amount of $1,030,000.00. The new note ("Renewal Note"), with a face value of $1,000,000.00, bears interest at a rate of 5.75% per annum with interest due annually, and a maturity date of January 10, 2006. The Renewal
Note is secured by a mortgage to certain property located in Maumelle, Arkansas, and is junior to a senior mortgage from Great Southern Bank. West Maumelle, also made a unsecured note ("Differential Note) payable to the Operating Subsidiary in the amount of $46,170.00, with the unpaid principal due and payable on April 10, 2003.

         The Renewal Note, the Transcontinental Note and the Differential Note have been pledged, as substitute collateral for Note 1 and Note 2, to Boca First Capital LLLP to secure its $4,000,000.00 line of credit.


         TRADEARK PROPERTIES, LLC

         On January 24, 2003, the Company entered into an Agreement Dissolving Limited Liability Company ("Agreement") with Trade Partners, Inc. ("Trade Partners"), a Michigan corporation. Under the terms of the Agreement, the Company and Trade Partners, the two members of TradeArk Properties, LLC ("TradeArk"), a Michigan limited liability company, agreed to dissolve TradeArk, effective December 31, 2002. For its 35.16 percent membership interest, the Company received approximately 251 acres of real property located in the City of Maumelle, the County of Pulaski, Arkansas. The Maumelle Property included Tract D and an assignment of the contract between TradeArk Properties and an unaffiliated third party. The Company also assumed approximately three million five hundred thousand dollars ($3,500,000.00) in debt held by New Era Inc., secured by the real property and $580,000 liability to Trade Partners. Approximately 258 acres of real property were originally contributed to TradeArk by the Company in June 1999, when the limited liability company was formed by the two members. Since the real property was contributed, approximately six and one-half (6 1/2) acres have been sold by TradeArk. The remaining real property is comprised of single family, multi-family and commercial land.

         Under the Agreement, Trade Partners, Inc., received life settlement contracts valued at eight million three hundred thousand dollars ($8,300,000) which were originally contributed by Trade Partners to TradeArk for its 64.84 percent membership interest.

ITEM 3.  CONTROLS AND PROCEDURES.

a.       Evaluation of Disclosure Controls and Procedures

         The Company under the supervision and with the participation of its management, including the president/chief executive officer and treasure, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, the President/chief executive officer and treasurer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective, and ensure that all material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act is made known to them on a timely basis.

a.       Changes In Internal Controls.

         Since the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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


                         CAPITOL COMMUNITIES CORPORATION


Date: February 18, 2003           By: /s/  Michael G. Todd
                                           -------------------------------------
                                           Michael G. Todd, Chairman,
                                           President and Chief Executive Officer


Date: February 18, 2003           By: /s/  David Paes
                                           -------------------------------------
                                           David Paes
                                           Treasurer and Vice President

I, Michael G. Todd, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Capitol Communities Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2003                By:  /s/ Michael G. Todd
                                                -----------------------------
                                                Michael G. Todd
                                                President and Chief Executive
                                                Officer

I, David Paes, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Capitol Communities Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2003                  By:  /s/ David Paes
                                              --------------
                                                  David Paes
                                                  Treasurer