Form 10QSB
period 2003-03-31
CAPITOL COMMUNITIES CORP
filed 2003-05-20
CIK 915636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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


                            900 North Federal Highway
                                    Suite 410
                              Boca Raton, FL 33432
               (Address of principal executive offices) (Zip Code)


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

                    Common Stock ($.01 Par Value) 25,460,361
              (Title of Class)Shares Outstanding as of May 9, 2003

          Transitional Small Business Disclosure Format: [ ] YES [X] NO

CAPITOL COMMUNITIES CORPORATION
Form 10-QSB
QUARTER ENDED March 31, 2003

 TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATIO

Item 1. Financial Statements (Unaudited).................................... F-1
          Consolidated Balance Sheet March 31, 2003......................... F-1
          Consolidated Statement of Cash Flows
            For the Six Months Ended March 31, 2003 and 2002................ F-2
          Consolidated Statement of Operations
            For the Six Months ended March 31, 2003 and 2002................ F-3
          Consolidated Statement of Operations
            For the Three Months ended March 31, 2003 and 2002.............. F-4
          Notes to Consolidated Financial Statements March 31, 2003......... F-5


Item 2. Management's Discussion And Analysis or Plan of  Operation..........  8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................................  12

Item 3. Defaults Upon Senior Securities.....................................  12

Item 5. Other Information...................................................  12

Item 6. Exhibits and Reports on Form 8-K....................................  12


        Signatures..........................................................  13

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)
         --------------------------------


CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
as of March 31, 2003

Unaudited


Current Assets
      Cash                                                            $         497,492
      Accounts Receivable                                                       225,374
      Accrued Interest Receivable                                                88,105
      Notes receivable-Current                                                1,000,000
      Other Current Assets                                                        2,633
                                                                      ------------------
               Total Current Assets                                           1,813,604
                                                                      ------------------

Property and equipment
      Furniture and Equipment, net of accumulated
        depreciation of $12,394                                                   6,228
                                                                      ------------------


Other Assets
      Land and Real Estate Holdings                                           7,227,771
      Deferred Tax Benefit                                                    1,203,000
                                                                      ------------------
               Total Other Assets                                             8,430,771
                                                                      ------------------

               Total Assets                                                $ 10,250,603
                                                                      ==================




Current Liabilities
      Notes Payable                                                         $ 5,271,952
      Note Payable- Related Party                                               227,374
      Accounts Payable & Accrued Expenses                                       605,829
      Accrued Expenses- Related Parties                                          13,362
                                                                      ------------------
               Total Current Liabilities                                      6,118,517
                                                                      ------------------

Long Term Liabilities
      Notes Payable Non Current-Related Party
               Total Long Term Liabilities                                    1,639,074
               Total Liabilities                                              7,757,591
                                                                      ------------------

Stockholders' Equity

      Preferred Stock-$.01 par value, 10,000,000 shares                          40,606
               authorized; 4,060,556 shares issued and outstanding
      Common Stock-$.01 par value, 40,000,000 shares                            290,900
               authorized; 29,090,050 shares issued and outstanding
      Additional Paid in Capital                                             14,084,621
      Preferred Stock Dividend                                                 (213,848)
      Note Receivable for Class A Common Stock- Related Party                   (38,692)
      Treasury Stock; 3,629,989 shares                                       (4,805,229)
      Accumulated Deficit                                                    (6,865,346)
                                                                      ------------------

               Total Stockholders' Equity                                     2,493,012
                                                                      ------------------

               Total Liabilities and
               Stockholders' Equity                                        $ 10,250,603
                                                                      ==================

                                   -UNAUDITED-
                              -PREPARED INTERNALLY-




CAPITOL COMMUNITIES CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002

UNAUDITED

                                                                                2003                2002
                                                                                ----                ----

Cash Flows from Operating Activities:
      Net Income (Loss)                                                         $ (651,941)         $ 2,249,078
      Amortization                                                                       -                    -
      Depreciation                                                                     576                  911
      Services paid by Issuance of Common Stock                                          -            1,712,718
      Unconsolidated Subsidiary                                                     75,000
      Loss on Discount of Note                                                      70,298
      Gain from Extinguishment of Notes                                           (406,127)
      Collection of Note Receivable by forgiveness of Accrued Expenses             261,308
      Adjustments to Reconcile Income (Loss)
      to Net Cash Used for operating Activities
           (Increase) Decrease in Receivables                                     (225,376)               1,272
           (Increase) Decrease in Accrued Interest Receivable                      (82,642)              (1,798)
           (Increase) Decrease in Other Current Assets                                   -                  620
           Increase (Decrease) in Accrued Expenses                                (127,908)          (1,044,690)
           Increase (Decrease) in Accrued Expenses-Related Parties                 (37,432)
           Liabilities Subject to Compromise                                                              9,973
                                                                          -----------------   ------------------

      Net Cash Used for Operations                                              (1,124,244)           7,126,483
                                                                          -----------------   ------------------



Cash Flows from Investing Activities:
           (Increase) Decrease in Real Estate Holdings
           (Increase) Decrease in Investments
           (Increase) Decrease in Notes Receivable                               1,070,000           (2,100,000)
           Acquisition in Fixed Assets                                              (2,363)
                                                                          -----------------   ------------------
      Net Cash used in Investing Activities:                                     1,067,637           (2,100,000)
                                                                          -----------------   ------------------

Cash Flows from Financing Activities:
      Proceeds from sale of Common Stock                                                 -                5,000
      Proceeds from Notes Payable                                                  551,503           (4,971,253)
      Payment of Preferred Dividend                                                (14,385)                   -
                                                                          -----------------   ------------------

      Net Cash used in Financing Activities:                                       537,118           (4,966,253)
                                                                          -----------------   ------------------

Net Increase (Decrease) in Cash                                                    480,511               60,230

Beginning Cash                                                                      16,981                  134
                                                                          -----------------   ------------------

Ending Cash                                                                      $ 497,492             $ 60,364
                                                                          =================   ==================


Schedule of Noncash Financing Activities
      Common Stock Issued for Accrued Expenses                                                          618,671
      Common Stock Issued for Note Receivable                                                           300,000
      Common Stock Issued for Services                                                                1,491,329
      Preferred Stock Issued for Debt                                              216,858
      Collection of Note Receivable by forgiveness of accrued expenses             261,308

Supplemental Information:
Interest paid, net of current payoff discount of $56,203                          $ 40,414              $ 1,811







Capitol Communities Corporation and Subsidiaries
Consolidated Statements of Operations
For the Six Months Ended March 31, 2003 and 2002

UNAUDITED

                                                                    2003                   2002


Revenues:
       Sales                                                                $0            $8,201,290
                                                               ----------------       ---------------

       Total Revenues                                                       $0            $8,201,290

       Cost of Sales                                                         -             4,376,899
                                                               ----------------       ---------------

Gross Profit                                                                $0            $3,824,391

Operating Expenses:
       General & Administrative Expenses                               188,196             2,090,908
       General & Administrative Expenses- Related Parties                                          -
                                                               ----------------       ---------------
               Total Operating Expenses                                188,196             2,090,908
                                                               ----------------       ---------------

Net Income (Loss) Before
       Other Income/(Expense)                                         (188,196)           $1,733,483

Other Income and (Expense)
       Operations of Unconsolidated Investments                        (75,000)             (142,300)
       Interest Income                                                 101,344                 1,798
       Other Income                                                         10                     -
       Interest Expense                                               (825,929)             (528,400)
       Interest Expense- Related Parties                                                           -
                                                               ----------------       ---------------
               Total Other Income and (Expense)                       (869,873)             (668,902)
                                                               ----------------       ---------------

Net Income (Loss) from continuing operations                       $(1,058,068)           $1,064,581

Income Tax Expense (Benefit)
       Current                                                               -                     -
       Deferred                                                              -                     -
                                                               ----------------       ---------------
               Total Income Tax Expense (Benefit)                            -                     -
                                                               ----------------       ---------------

Net Income (Loss) before Extraordinary Items                       $(1,058,068)           $1,064,581

Extraordinary Items
       Gain from retirement of debt at a discount,
          net of income tax provision of $0                           $406,127             1,184,497
                                                               ----------------       ---------------

Net Income (Loss)                                                    ($651,941)           $2,249,078
                                                               ================       ===============

Basic Income (Loss) per share
       Income (Loss) before extraordinary item                          ($0.04)                $0.06
       Extraordinary Item
         Gain from retirement of debt at a discount                       0.02                  0.06
                                                               ----------------       ---------------

       Net Income (Loss)                                                ($0.03)                $0.12
                                                               ================       ===============

                                                               ----------------       ---------------
Weighted average shares outstanding:                                25,460,061            19,527,476
                                                               ================       ===============




Capitol Communities Corporation and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2003 and 2002

UNAUDITED

                                                                 2003                 2002


Revenues:
       Sales                                                            $0            $8,201,290
                                                            ---------------      ----------------

       Total Revenues                                                   $0            $8,201,290

       Cost of Sales                                                     -             4,376,899
                                                            ---------------      ----------------

Gross Profit                                                            $0            $3,824,391

Operating Expenses:
       General & Administrative Expenses                           123,214               422,479
       General & Administrative Expenses- Related Parties                                      -
                                                            ---------------      ----------------
              Total Operating Expenses                             123,214               422,479
                                                            ---------------      ----------------

Net Income (Loss) Before
       Other Income/(Expense)                                     (123,124)           $3,401,912

Other Income and (Expense)
       Operations of Unconsolidated Investments                                          (71,150)
       Interest Income                                              68,734                 1,798
       Loss on Discount of Note Receivable                         (70,298)
       Other Income
       Interest Expense                                           (806,188)             (219,969)
       Interest Expense- Related Parties                                                       -
                                                            ---------------      ----------------
              Total Other Income and (Expense)                    (807,752)             (289,321)
                                                            ---------------      ----------------

Net Income (Loss) from continuing operations                    $ (930,876)           $3,112,591

Income Tax Expense (Benefit)
       Current                                                           -                     -
       Deferred                                                          -                     -
                                                            ---------------      ----------------
              Total Income Tax Expense (Benefit)                         -                     -
                                                            ---------------      ----------------

Net Income (Loss) before Extraordinary Items                    $ (930,876)           $3,112,591

Extraordinary Items
       Gain from retirement of debt at a discount,
          net of income tax provision of $0                       $201,000             1,184,497
                                                            ---------------      ----------------

Net Income (Loss)                                               $ (729,876)           $4,297,088
                                                            ===============      ================

Basic Income (Loss) per share
       Income (Loss) before extraordinary item                      ($0.04)                $0.14
       Extraordinary Item
         Gain from retirement of debt at a discount                   0.01                  0.05
                                                            ---------------      ----------------

       Net Income (Loss)                                            ($0.03)                $0.20
                                                            ===============      ================

                                                            ---------------      ----------------
Weighted average shares outstanding:                            25,460,061            21,926,750
                                                            ===============      ================


                CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES
        -------------------------------

A.       Background
         ----------

The consolidated balance sheet at March 31, 2003 and the related statements of operations and cash flows for the six month period ended March 31, 2003, include the accounts of Capitol Communities Corporation and its wholly owned subsidiaries and are unaudited. All inter-company accounts and transactions have been eliminated in consolidation.

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

The Company was originally incorporated in the State of New York on November 8, 1968 under the name of Century Cinema Corporation .

In order to effectuate a change in domicile and name change approved by a majority of the Predecessor Corporation shareholders, the Predecessor Corporation merged, effective January 30, 1996, into Capitol Communities Corporation, a Nevada corporation formed in August 1995 solely for the purpose of the merger. The Company is currently in the business of selling real estate properties.

On July 21, 2000, Capitol Development of Arkansas, Inc., a wholly-owned subsidiary of the Company which holds substantially all of the Company's assets, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Eastern District of Arkansas. The Company continued to operate its business as a debtor-in-possession until September 6, 2002, when the United States Bankruptcy Court, Eastern District of Arkansas, Little Rock Division entered an Order Dismissing the Chapter 11 Proceedings against the Operating Company. The Company filed a Motion to Dismiss the Bankruptcy Proceedings instead of a Plan of Reorganization, as all claims of non-insiders of the Operating Subsidiary, except for the claim of the Arkansas Department of Finance and Administration had been satisfied or released.

On July 17, 2002, Boca First Capital, LLLP, a Florida limited liability limited partnership acquired control of Capitol Communities Corporation in an exchange of 16 million shares of Common Stock of the Company held by the Company's president, and Prescott Investments, L.P., a Nevada limited partnership beneficially owned by the Company's president, for a combined 50% interest in Boca First Capital LLLP. Boca First Capital LLLP is controlled by its general partner, Addison Capital Group LLC, a Nevada limited liability company, of which the president of the Company is a controlling shareholder. As of the date of this Report, Boca First Capital LLLP owns 62.84% of the Company's issued and outstanding shares.

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

CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2003

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -------------------------------------------

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

F.       Earnings/Loss Per Share
         -----------------------

Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the six months ended March 31, 2003 and 2002 were 25,460,061 and 21,926,750, respectively.

NOTE 2 - CAPITAL TRANSACTIONS
         --------------------

Effective March 31, 2003, the Company agreed to settle $485,000 in debt, including principal and interest, with a group of existing promissory note security holders for $284,000 in cash and notes.

On January 10, 2003, West Maumelle L.P., retired one of the debts owed to the Operating Subsidiary, comprised of a promissory note in the face amount of $1,070,000. In satisfaction of Note 1, West Maumelle paid a cash payment of $500,000.00 and assigned a $640,000 promissory note made by an unaffiliated third party made payable to West Maumelle L.P. The $640,000 note is secured by a mortgage to certain real property located in Maumelle, Arkansas, and pays interest at a rate of 5.75% per annum with interest paid monthly, with a maturity date of July 10, 2004. On March 31, 2003, the Company assigned the note, for the discounted amount of $570,000 to a group of investors, one of whom is an entity controlled by an officer and a controlling shareholder of the Company.

          The Company renewed a second owed by West Maumelle to the Operating Subsidiary in the face amount of $1,030,000.00. The new note has a face value of $1,000,000.00 and bears interest at a rate of 5.75% per annum with interest due annually, with a maturity date of January 10, 2006. The Renewal Note is secured by a mortgage to certain real property located in Maumelle, Arkansas, and is junior to a senior mortgage from an unaffiliated commercial bank. West Maumelle also made an unsecured note payable to the Operating Subsidiary in the amount of $46,170.00, with unpaid principal due and payable on April 10, 2003.

          On January 24, 2003, Capitol Development of Arkansas, Inc. entered into an Agreement Dissolving Limited Liability Company with Trade Partners, Inc., a Michigan corporation. Under the terms of the Agreement, the Company and Trade Partners, Inc., the two members of TradeArk Properties, LLC, a Michigan limited liability company, agreed to dissolve TradeArk.

CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2003

NOTE 2 - CAPITAL TRANSACTIONS (CONTINUED)
         --------------------------------

For its 35.16 percent membership interest, the Company received approximately 251 acres of real property, comprised of single family, multi-family and commercial land, located in the City of Maumelle, the County of Pulaski, Arkansas. The Company assumed approximately three million five hundred thousand dollars ($3,500,000 00) in debt held by New Era Inc, secured by the real property and a $580,000 liability to Trade Partners

Under the Agreement. Trade Partners, Inc., received life settlement contracts, which were originally contributed by Trade Partners, Inc., to TradeArk for its
64.84 percent membership interest.

The real property received from TradeArk has been pledged as collateral to Boca First Capital LLLP to secure its $4,000,000.00 line of credit.


NOTE 3 - LEGAL PROCEEDINGS
         -----------------

The Company is not involved in any other litigation, other than those actions arising from the normal course of business. Management does not believe will have a material effect on the Company's operations.

NOTE 4 - SUBSEQUENT EVENTS
         -----------------

The Company entered into a contract with a unaffiliated third party on April 23, 2003, to sell 38.65 acres of commercial property formerly owned by TradeArk for a sales price of $3,165,156.72. The commercial tract currently secures a loan by New Era. The buyer has 75 days from the date of execution of the contract to perform due diligence on the property and can terminate the contract at such time, at its sole discretion, and have its $25,000 deposit returned.

On April 17, 2003, West Maumelle paid off the Differential Note owed to the Operating Subsidiary in the amount of $46,170.

For the period April 1, 2003 through May 1, 2003, the Company exchanged $207,559.89 in debt, including principal and interest, with a group of existing promissory note security holders ("Note Holders") for 56,401 shares of Convertible Preferred Stock, Series A Non-Voting stock (the "Series A Preferred Stock"), par value $0.01 per share and $41,529.95 in cash.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements
--------------------------

 In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes,"
 "anticipates,"plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 2 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to, (1) cure its current liquidity problems, (2) liquidate assets to meet day-to-day operations and raise sufficient capital to commence meaningful operations. There is no assurance that the Company will be able to raise sufficient capital or liquidate assets to pursue the business objectives discusses herein.

The forward-looking statements contained in this Report also may be impacted by future incidents of terrorism and the economic impact thereof. The effect of these events on the business of the Company, if any, is currently unclear. However, any adverse effect on general economic conditions and consumer confidence resulting from these events may adversely affect the business of the Company.

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

The following discussion should be read in conjunction with the unaudited financial statements appearing in Item 1, of this Part 1 ("the Financial Statements"), and the information provided in this Item 2, of this Report.

Financial Condition
-------------------

As noted below and elsewhere in this Report, the Company needs to cure its current illiquidity in order to diversify its portfolio, acquire new business opportunities and generate revenues. Accordingly, the Company is in the process of liquidating all or portions of the Maumelle Property and raise sufficient capital to commence meaningful operations. There can be no assurance, however, that the Company will be able to sell portions and/or all of the Maumelle Property for a fair market value or at all, or raise sufficient capital in order to implement its growth strategy. (See "LIQUIDITY AND CAPITAL RESOURCES," below).

Change in Financial Condition Since the End of Last Fiscal Year. At March 31, 2003, the Company had total assets of $10,250,603 an increase of $3,278,242 or 47% as compared to total assets of $6,972,179, as of the Company's fiscal year ended September 30, 2002. The Company had cash of $497,492 as of March 31, 2003 compared to $16,981 at September 30, 2002. The increase of assets was primarily due to the purchase of the Company's membership interest in TradeArk Properties, LLC.

The current portion of notes receivable increased to $1,000,000 on March 31, 2003 from $500,000 on September 30, 2002. The increase was primarily a result of a $1,000,000 note becoming current, and a $500,000 note paid by West Maumelle, L.P.

 The carrying value of the Company's real estate holdings increased by $5,927,631_during the six months, from $1,300,140 as of September 30, 2002 to $7,227,771 on March 31, 2003. The net increase was primarily a result of the purchase of the Company's membership interest in TradeArk Properties.

Total liabilities of the Company at March 31, 2003 were $7,757,591, an increase of $3,466,584 from the September 30, 2002 total of $4,291,007. The current liability for notes payable increased by $3,466,584 during the six months, from $2,029,168 to $3,470,158. The increase was primarily the result of reclassification of the Boca First Capital LLLP's line of credit to long-term debt, the purchase of the TradeArk membership interest and corresponding debt, a reclassification of the notes receivables by an officer and controlling shareholder of the Company, for an offset of accrued expenses and a reclassification of $261,000 offsetting debt for Preferred Stock, Series A.

Accounts payable and accrued expenses decreased by $389,216. At September 30, 2002 the liability for accounts payable and accrued expenses totaled $995,045. At March 31, 2003 the balance was $605,829.

Long term debt increased to $1,601,074, as of March 31, 2003 from $1,216,000, as of September 30, 2002, an increase of $385,074.40.

Shareholders' Equity decreased by $188,160 to $2,493,012 from $2,681,172 for the period ended September 30, 2002. The decreased was primarily the result of a reclassification of the notes receivables by an officer and controlling shareholder of the Company, for an offset of accrued expenses, the settlement of certain notes for equity, the year to date loss and a reclassification of $261,000 offsetting debt for Preferred Stock, Series A.

Results of Operations
---------------------

Comparison of the Six Months Ended March 31, 2003 to the Six Months Ended March 31, 2002. For the six months ended March 31, 2003, the Company had a net loss of $651,941 compared with a net income of $2,249,078 for the six months ended March 31, 2002. The difference in performance resulted primarily from the lack of land sales during the period and the purchase of the Company's membership interest in TradeArk Properties.

Revenues decreased by $8,201,290 to $0 for the six months ended March 31, 2003, from $8,201,290 for the six months ended March 31, 2002. During the six months ended March 31, 2003, sales totaled $0. The cost of sales for the six months ended March 31, 2003, amounted to $0 resulting in a gross profit of $0 as compared to the cost of sales for the six months ended March 31, 2002, which were $4,376,899 and resulted in a gross profit of $3,824,391.

General and administrative expenses decreased to $188,196 for the six months ended March 31, 2003, from $2,090,908 for the six months ended March 31, 2002. Officers' salary decreased to $0 for the six months ended March 31, 2003 from $1,001,329 for the six months ended March 31, 2002, a decrease of $1,00,329. The decrease was primarily due to the president of the Company canceling all salary for the six month period ended March 31, 2003, as per an agreement not to take salary. Consulting fees decreased to $22,000 for the six months ended March 31, 2003 from $801,313 for the six months ended March 31, 2002, a decrease of $779,313. Legal fees and audit fees decreased by $34,704 to $81,539 for the six months ended March 31, 2003 from $116,244 for the six months ended March 31, 2002. Miscellaneous charges decreased by $99,419 to $1,347 for the six months ended March 31, 2003 from $100,767 for the six months ended March 31, 2002.

Interest expense increased by $297,529 from $528,400 for the six months ended March 31, 2002 to $297,529 for the six months ended March 31, 2003.

The operating loss recorded for unconsolidated subsidiaries accounted for under the equity method totaled a loss of $75,000 for the six months ended March 31, 2003 compared to a loss $142,300 for the six months ended March 31, 2002.

Comparison of the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002 . For the three months ended March 31, 2003, the Company had a net loss of $729,876 compared with a net income of $4,297,088 for the three months ended March 31, 2002. The difference in performance resulted primarily from the the lack of land sales during the current period from the three months ended March 31, 2002 and purchase of the Company's membership interest in TradeArk Properties.

Revenues decreased by $8,201,290 to $0 for the three months ended March 31, 2003, from $8,201,290 for the three months ended March 31, 2002. During the three months ended March 31, 2003, sales totaled $0. The cost of sales for the three months ended March 31, 2003, amounted to $0, resulting in a gross profit of $0.

General and administrative expenses decreased to $123,214 for the three months ended March 31, 2003 from $422,479 for the three months ended March 31, 2002. Consulting fees decreased to $22,000 for the three months ended March 31, 2003 from $181,313 for the three months ended March 31, 2002, a decrease of $159,313. Legal fees and audit fees increased by $11,013 to $64,609 for the three months ended March 31, 2003 from $53,596 for the three months ended March 31, 2002. Miscellaneous charges decreased by $101,959 to $0 for the three months ended March 31, 2002 from $101,959 for the three months ended March 31, 2001. Management fees totaled $8,829 for the three months ended March 31, 2003, an increase of $7,134 from $1,695 for the three months ended March 31, 2002.

Interest expense increased by $586,219 from $219,969 for the three months ended March 31, 2002 to $806,188 for the three months ended March 31, 2003.

The operating loss recorded for unconsolidated subsidiaries accounted for under the equity method totaled $0 for the three months ended March 31, 2003 compared to a loss $71,150 for the three months ended March 31, 2002.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents amount to $ 497,492 as of March 31,2003, as compared with $60,364 at September 30, 2002, primarily due to the sale of a notes receivable at a discounted rate.

As of March 31, 2003, the Company was in default on non-recourse promissory notes in the amount of $441,837 and $234,278, as of May 1, 2003. Since the last quarter ended on December 31, 2002, the Company has negotiated settlements with certain promissory note holders to exchange $485,000 in debt and accrued interest for cash and notes of $284,000.

As of March 31, 2003,  the Company has drawn  $1,601,074.40  on a  $4,000,000.00 credit line from Boca First Capital LLLP ("Boca First" and the "Boca Credit Line"), a Florida limited liability limited partnership beneficially owned and controlled by the President and a controlling shareholder of the Company, and $1,540,074.40, as of May 1, 2003. The loan is evidenced by a note (the "the Boca Note") secured by substantially all of the assets of the Operating Subsidiary. The Boca Credit Line matures on November 1, 2004, and has an initial interest rate of ten percent (10%) per annum and will, on a quarterly basis, adjust to a rate which is equal to the greater of ten percent per annum or one percent (1%) above the prime rate, as published in The Wall Street Journal, in effect on that date. As of March 31, 2003, the Boca Credit Line has an interest rate of 10 percent per annum. In January, Boca First secured a mortgage junior to New Era Life Insurance Company on approximately 258 acres of real property located in Maumelle, Arkansas as substitute collateral for the TradeArk Properties LLC ("TradeArk") membership interest, as TradeArk was dissolved in January and the Company received the real property for its membership interest. See discussion, below.

On January 10, 2003, West Maumelle L.P. ("West Maumelle"), retired its debt to the Operating Subsidiary, comprised of a promissory note in the face amount of $1,070,000, with a cash payment of $500,000.00 and an assignment of a $640,000 promissory note made by Transcontinental Realty Investors, Inc. (the "Transcontinental Note"), a Nevada corporation, and payable to West Maumelle. The $640,000 note is secured by a mortgage to certain real property located in Maumelle, Arkansas, and pays interest at a rate of 5.75% per annum with interest paid monthly, and a maturity date of July 10, 2004.

The Company renewed a second promissory note owed by West Maumelle to the Operating Subsidiary in the face amount of $1,030,000.00. The new note ("Renewal Note"), with a face value of $1,000,000.00, bears interest at a rate of 5.75% per annum and interest due annually, with a maturity date of January 10, 2006. The Renewal Note is secured by a mortgage to certain real property located in Maumelle, Arkansas, and is junior to a senior mortgage from Great Southern Bank.

West Maumelle also made a unsecured note ("Differential Note) payable to the Operating Subsidiary in the amount of $46,170.00, with the unpaid principal due and payable on April 10, 2003. The Notes were partial payment for sale of 289 acres of single family property, and 11 acres of multi-family property to West Maumelle, an unaffiliated third party. On March 31, 2003, the Company assigned the Transcontinental Note for the discounted amount of $570,000 to a group of investors, one of whom is an entity controlled by an officer and controlling shareholder of the Company.

On January 24, 2003, the Operating Subsidiary entered into an Agreement Dissolving Limited Liability Company ("Agreement") with Trade Partners, Inc., a Michigan corporation. Under the terms of the Agreement, the Company and Trade Partners, Inc., the two members of TradeArk Properties, LLC ("TradeArk"), a Michigan limited liability company, agreed to dissolve TradeArk, effective immediately. For its 35.16 percent membership interest, the Company received approximately 251 acres of real property located in the City of Maumelle, the County of Pulaski, Arkansas. The Company also assumed approximately three million five hundred thousand dollars ($3,500,000.00) in debt held by New Era Life Insurance Inc. ("New Era"), and secured by the real property. Approximately 258 acres of real property were originally contributed to TradeArk by the Company in June 1999, when the limited liability company was formed by the two members. Since the real property was contributed, approximately six and one-half (6 1/2) acres have been sold by TradeArk. The remaining real property is comprised of single family, multi-family and commercial land.

Under the Agreement, Trade Partners, Inc., received life settlement contracts, which were originally contributed by Trade Partners, Inc., to TradeArk for its
64.84 percent membership interest.

On March 24, 2003, the Company entered into a contract with a unaffiliated third party to sell 192 acres of single-family land formerly owned by TradeArk for a sales price of $2,016,000. The single-family tract currently secures a loan by New Era. The buyer has until May 31, 2003, to perform due diligence on the property and can terminate the contract at such time, at its sole discretion; provided that it shall only have a right to receive $5,000 of its original $25,000 deposit.

The Company entered into a contract with a unaffiliated third party on March 28, 2003, to sell 19 acres of multi- family land formerly owned by TradeArk for a sales price of $700,000. The multi-family tract currently secures a loan by New Era. Notwithstanding, the buyer has 30 days to perform due diligence on the property and can terminate the contract at such time, at its sole discretion, and have its deposit returned.

The Company, without liquidating all or portions of the Maumelle Property, does not have sufficient capital to meet its day-to-day operations or commence any meaningful operations. This illiquidity may prevent the Company from realizing or consummating any of its business plans, objectives, strategies, or transactions discussed in this and other Reports.

Except for the Company's credit line with Boca First, the Company has minimal operating income and its primary source of funds to meet operating expenses for the last two years has been the liquidation of its real property inventory. If the Company has to liquidate portions of its Maumelle Property during fiscal year 2003 to service its debt, it may be at less than fair market value.

If the Company is able to complete the sale of the single-family, multi-family and commercial property discussed above and in "Subsequent Events," below, the Company will have disposed of majority of its real property inventory, except for 250 acres of undeveloped land located in Maumelle, Arkansas, and converted the majority of its assets into liquidate capital.

If the Company is able to liquidate the property discussed above and raise sufficient capital, the Company will retire additional secured debt and contemplates acquiring and/or developing real estate projects in fast growing areas such as Florida, or acquiring business opportunities that generate revenues. There can be no assurance that the Company will be able raise sufficient capital and/or sell the Maumelle Property in order to diversify its portfolio or that the Company will be able to acquire real estate projects and other business opportunities that will generate progressive revenues.

Subsequent Events
-----------------

The Company entered into a contract with a unaffiliated third party on April 23, 2003, to sell 38.65 acres of commercial property formerly owned by TradeArk for a sales price of $3,165,156.72. The commercial tract currently secures a loan by New Era. The buyer has 75 days from the date of execution of the contract to perform due diligence on the property and can terminate the contract at such time, at its sole discretion, and have its deposit returned.

On April 17, 2003, West Maumelle paid off the Differential Note owed to the Operating Subsidiary in the amount of $46,170.

PART II.

ITEM 1.           LEGAL PROCEEDINGS

The Company is not involved in any litigation, other than those actions arising from the normal course of business, and which Management does not believe will have a material effect on the Company's operations.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

The Company incorporates by reference the information regarding defaults of certain debt obligations from Part I, ITEM 2 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION - Liquidity and Capital Resources," and PART II,
ITEM 1, LEGAL PROCEEDINGS."

ITEM 5.           OTHER INFORMATION.

On April 2, 2003, David Paes, the vice president, treasurer of the Company and assistant secretary of the Operating Subsidiary resigned for personal reasons. Ashley Bloom, vice president of the Company, has been appointed by the Board of Directors as treasurer. The Board of Directors appointed Michael G. Todd, president and secretary and Ashley Bloom, vice president and assistant secretary of the Operating Subsidiary.

         The Company incorporates by reference the information in Part I, ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION - Liquidity and Capital Resources."


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)       EXHIBITS

EXHIBITS
The following Exhibits are filed as part of this Report.

Exhibit 11 Statement re: computation of per share earnings.

Exhibit 99 (a) . Certification of Chief Executive Officer

Exhibit 99 (b). Certification of Treasurer

b) REPORTS ON FORM 8-K

The Company filed a report on Form 8K with the Commission on February 3, 2003, regarding the dissolution of TradeArk Properties, LLC and the return of certain real property located in Pulaski County, Arkansas to the Operating Subsidiary for its membership interest.

                                   SIGNATURES


                                      CAPITOL COMMUNITIES CORPORATION


 Date: May 20, 2003                  By:  /s/  Michael G. Todd
                                          -------------------------------------
                                          Michael G. Todd, Chairman,
                                          President and Chief Executive Officer

Date: May 20, 2003                   By: /s/   Ashley Bloom
                                         --------------------------------------
                                               Ashley Bloom
                                               Treasurer and Vice President