Form 10QSB/A
period 2003-03-31
CAPITOL COMMUNITIES CORP
filed 2003-06-10
CIK 915636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

AMENDMENT 1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-23450

CAPITOL COMMUNITIES CORPORATION

(Exact name of Small Business Issuer as specified in its charter)

Nevada	88-0361144
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

900 North Federal Highway

Suite 410

Boca Raton, FL 33432

(Address of principal executive offices)     (Zip Code)

Issuer’s telephone number: (561) 417-7115

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ YES   ☐ NO

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock ($.01 Par Value)	25,460,361
(Title of Class)	Shares Outstanding as of May 9, 2003

Transitional Small Business Disclosure Format: ☐ YES   ☒ NO

UNDER

SECTION 302 OF THE SARBANES-OXLEY ACT

I, Michael G. Todd, and Ashley Bloom, Chief Executive Officer and Treasurer of Capitol Communities Corporation certifies that:

1.	I have reviewed this quarterly report on Form 10-QSB of Capitol Communities Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

CAPITOL COMMUNITIES CORPORATION

Date: June 10, 2003	By:	/s/ Michael G. Todd
Michael G. Todd,
President and Chief Executive Officer

Date: June 10, 2003	By:	/s/ Ashley Bloom
Ashley Bloom
Treasurer

CAPITOL COMMUNITIES CORPORATION

Date: June 10, 2003	By:	/s/ Michael G. Todd
Michael G. Todd, Chairman,
President and Chief Executive Officer

Date: June 10, 2003	By:	/s/ Ashley Bloom
Ashley Bloom
Treasurer and Vice President