Form 10QSB
period 2003-06-30
CAPITOL COMMUNITIES CORP
filed 2003-08-19
CIK 915636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                Common Stock           ($.01 Par Value) 25,550,361
             (Title of Class)     Shares Outstanding as of August 4, 2003

          Transitional Small Business Disclosure Format: [ ] YES [X] NO

CAPITOL COMMUNITIES CORPORATION
Form 10-QSB
QUARTER ENDED June 30, 2003

 TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements(Unaudited)..................................... F-1
    Consolidated Balance Sheet June 30,2003................................. F-1
    Consolidated Statement of Cash Flows For the Nine Months Ended
     June 30, 2003 and 2002 ................................................ F-2
    Consolidated Statement of Operations For the Nine Months Ended
     June 30, 2003 and 2002................................................. F-3
    Consolidated Statement of Operations For the Three Months Ended
     June 30, 2003 and 2002................................................. F-4

    Notes to Consolidated Financial Statements June 30, 2003................ F-5

Item 2. Management's Discussion And Analysis or Plan of Operation........... 8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................... 11

Item 3. Defaults Upon Senior Securities..................................... 11

Item 5. Other Information................................................... 11

Item 6. Exhibits and Reports on Form 8-K.................................... 12


        Signatures.......................................................... 12



PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)
        --------------------------------


CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2003

UNAUDITED


Current Assets
      Cash                                                                           $ 15,286
      Accounts Receivable
      Accrued Interest Receivable                                                      41,935
      Notes receivable-Current                                                      1,000,000
      Other Current Assets                                                              2,633
                                                                             -----------------
              Total Current Assets                                                  1,059,854
                                                                             -----------------

Property and equipment
      Furniture and Equipment, net of accumulated depreciation of $12,639
                                                                                        5,983
                                                                             -----------------

Other Assets
      Land and Real Estate Holdings
      Deferred Tax Benefit                                                          7,049,942
                                                                                    1,203,000
                                                                             -----------------
              Total Other Assets                                             -----------------
                                                                                    8,252,942
                                                                             -----------------
              Total Assets
                                                                                  $ 9,318,779
                                                                             =================



Current Liabilities
      Notes Payable
      Note Payable- Related Party                                                 $ 4,272,698
      Accounts Payable & Accrued Expenses                                             227,374
                                                                                      603,181
              Total Current Liabilities                                      -----------------
                                                                                    5,103,253
                                                                             -----------------
Long Term Liabilities
      Notes Payable Non Current-Related Party
              Total Long Term Liabilities                                           1,230,626
              Total Liabilities                                                     1,230,626
                                                                                    6,333,879
                                                                             -----------------
Stockholders' Equity

      Preferred Stock-$.01 par value, 10,000,000 shares
              authorized; 4,112,591 shares issued and outstanding
      Common Stock-$.01 par value, 40,000,000 shares                                   41,126
              authorized; 29,090,050 shares issued and outstanding
      Additional Paid in Capital                                                      290,900
      Preferred Stock Dividend                                                     14,092,388
      Note Receivable for Class A Common Stock- Related Party                        (270,558)
      Treasury Stock; 3,629,989 shares                                                (38,692)
      Accumulated Deficit                                                          (4,805,229)
                                                                                   (6,325,035)
                                                                             -----------------
              Total Stockholders' Equity
                                                                                    2,984,900
                                                                             -----------------
              Total Liabilities and
              Stockholders' Equity
                                                                                  $ 9,318,779
                                                                             =================

                                   -UNAUDITED-
                              -PREPARED INTERNALLY-




CAPITOL COMMUNITIES CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002

UNAUDITED

                                                                             2003                2002
                                                                             ----                ----

Cash Flows from Operating Activities:
      Net Income (Loss)                                                      $ (254,368)        $ 1,719,305
      Depreciation                                                                  821               1,367
      Services paid by Issuance of Common Stock                                       -           1,712,718
      Preferred Stock for Accrued Interest                                      127,901
      Common Stock Options granted for Services                                       -              19,545
      Unconsolidated Subsidiary                                                  75,000
      Loss on Discount of Note                                                   70,298
      Gain from Extinguishment of Notes                                        (726,779)
      Collection of Note Receivable by forgiveness of Accrued Expenses          261,308
      Adjustments to Reconcile Income (Loss)
      to Net Cash Used for operating Activities
           (Increase) Decrease in Receivables
           (Increase) Decrease in Accrued Interest Receivable                   (36,474)            (34,521)
           (Increase) Decrease in Real Estate Holdings                                -           4,057,370
           (Increase) Decrease in Investments                                                       281,433
           (Increase) Decrease in Prepaid Assets                                                        635
           Increase (Decrease) in Accrued Expenses                             (130,556)           (887,082)
           Increase (Decrease) in Accrued Expenses-Related Parties              (50,794)
           Liabilities Subject to Compromise                                                         14,959
                                                                       -----------------   -----------------

      Net Cash Used for Operations                                             (663,643)          6,885,729
                                                                       -----------------   -----------------



Cash Flows from Investing Activities:
           Collections of Notes Receivable
           (Increase) Decrease in Real Estate Holdings
           (Increase) Decrease in Investments
           (Increase) Decrease in Notes Receivable                            1,070,000          (2,100,000)
           Acquisition in Fixed Assets                                           (2,363)
                                                                       -----------------   -----------------
      Net Cash used in Investing Activities:                                  1,067,637          (2,100,000)
                                                                       -----------------   -----------------

Cash Flows from Financing Activities:
      Proceeds from sale of Common Stock                                                              5,000
      Proceeds from Notes Payable - Related Party                               242,000             298,000
      Payment of Notes Payable                                                 (647,689)         (4,990,806)
                                                                       -----------------   -----------------

      Net Cash used in Financing Activities:                                   (405,689)         (4,687,806)
                                                                       -----------------   -----------------

Net Increase (Decrease) in Cash                                                  (1,695)             97,923

Beginning Cash                                                                   16,981                 134
                                                                       -----------------   -----------------

Ending Cash                                                                    $ 15,286            $ 98,057
                                                                       =================   =================


Schedule of Noncash Financing Activities
      Common Stock Issued for Accrued Expenses                                                      618,671
      Common Stock Issued for Note Receivable                                                       300,000
      Common Stock Issued for Services                                                            1,491,329
      Preferred Stock Issued for Debt                                           408,850
      Collection of Note Receivable by forgiveness of accrued expenses          261,308

Supplemental Information:
Interest paid                                                                 $ 410,600             $ 1,811



                                   -UNAUDITED-
                              -PREPARED INTERNALLY-



Capitol Communities Corporation and Subsidiaries
Consolidated Statements of Operations
For the Nine Months Ended June 30, 2003 and 2002

UNAUDITED

                                                                    2003                   2002

Revenues:
       Sales                                                          $700,882            $8,201,290
                                                               ----------------       ---------------

       Total Revenues                                                 $700,882            $8,201,290

       Cost of Sales                                                   233,325             4,376,899
                                                               ----------------       ---------------

Gross Profit                                                           467,557            $3,824,391

Operating Expenses:
       General & Administrative Expenses                               390,191             2,330,921
               Total Operating Expenses                                390,191             2,330,921
                                                               ----------------       ---------------

Net Income (Loss) Before
       Other Income/(Expense)                                           77,366            $1,493,470

Other Income and (Expense)
       Operations of Unconsolidated Investments                        (75,000)             (281,433)
       Interest Income                                                 101,726                34,521
       Other Income                                                                                -
       Interest Expense                                               (939,800)             (711,750)
       Interest Expense- Related Parties                              (145,439)                    -
                                                               ----------------       ---------------
               Total Other Income and (Expense)                     (1,058,513)             (958,662)
                                                               ----------------       ---------------

Net Income (Loss) from continuing operations                        $ (981,147)             $534,808
       before Extraordinary Items

Extraordinary Items
       Gain from retirement of debt at a discount,
          net of income tax provision of $0                           $726,779             1,184,497
                                                               ----------------       ---------------

Net Income (Loss)                                                   $ (254,368)           $1,719,305
                                                               ================       ===============

Basic Income (Loss) per share
       Income (Loss) before extraordinary item                          ($0.04)                $0.02
       Extraordinary Item
         Gain from retirement of debt at a discount                       0.03                  0.05
                                                               ----------------       ---------------

       Net Income (Loss)                                                ($0.01)                $0.07
                                                               ================       ===============

                                                               ----------------       ---------------
Weighted average shares outstanding:                                25,460,061            24,611,899
                                                               ================       ===============

Fully Diluted Income (Loss) per share
       Income (Loss) before extraordinary item                        -                        $0.02
       Extraordinary Item                                             -                         0.05
                                                               ----------------       ---------------

       Net Income (Loss)                                              -                        $0.07
                                                               ================       ===============

Weighted average shares outstanding:                                  -                     24738650
                                                               ================       ===============




                                   -UNAUDITED-
                              -PREPARED INTERNALLY-



Capitol Communities Corporation and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended June 30, 2003 and 2002

UNAUDITED

                                                             2003                 2002

Revenues:
      Sales                                                   $700,882                   $0
                                                         --------------      ---------------

      Total Revenues                                          $700,882                   $0

      Cost of Sales                                            233,325                    -
                                                         --------------      ---------------

Gross Profit                                                  $467,557                   $0

Operating Expenses:
      General & Administrative Expenses                         40,294              240,013
              Total Operating Expenses                          40,294              240,013
                                                         --------------      ---------------

Net Income (Loss) Before
      Other Income/(Expense)                                  $427,263            ($240,013)

Other Income and (Expense)
      Operations of Unconsolidated Investments                                     (139,133)
      Interest Income                                              372               32,723
      Loss on Discount of Note Receivable
      Other Income
      Interest Expense                                        (142,892)            (183,350)
      Interest Expense- Related Parties                        (50,350)                   -
                                                         --------------      ---------------
              Total Other Income and (Expense)                (192,870)            (289,760)
                                                         --------------      ---------------

Net Income (Loss) from continuing operations                 $ 234,393            ($529,773)


Net Income (Loss) before Extraordinary Items                 $ 234,393            ($529,773)

Extraordinary Items
      Gain from retirement of debt at a discount,
         net of income tax provision of $0                    $320,652                    -
                                                         --------------      ---------------

Net Income (Loss)                                            $ 555,045            ($529,773)
                                                         ==============      ===============

Basic Income (Loss) per share
      Income (Loss) before extraordinary item                   ($0.04)              ($0.02)
      Extraordinary Item
        Gain from retirement of debt at a discount                0.01                 0.00
                                                         --------------      ---------------

      Net Income (Loss)                                         ($0.03)              ($0.02)
                                                         ==============      ===============

                                                         --------------      ---------------
Weighted average shares outstanding:                        25,460,061           24,750,361
                                                         ==============      ===============








                                   -UNAUDITED-
                              -PREPARED INTERNALLY-

                CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

A.       Background
         ----------

The consolidated balance sheet at June 30, 2003 and the related statements of operations and cash flows for the six month period ended June 30, 2003, include the accounts of Capitol Communities Corporation and its wholly owned subsidiaries and are unaudited. All inter-company accounts and transactions have been eliminated in consolidation.

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

On July 17, 2002, Boca First Capital, LLLP, a Florida limited liability limited partnership acquired control of Capitol Communities Corporation in an exchange of 16 million shares of Common Stock of the Company held by the Company's president, and Prescott Investments, L.P., a Nevada limited partnership beneficially owned by the Company's president, for a combined 50% interest in Boca First Capital LLLP. Boca First Capital LLLP is controlled by its general partner, Addison Capital Group LLC, a Nevada limited liability company, of which the president of the Company is a controlling shareholder. As of the date of this Report, Boca First Capital LLLP owns 62.6% of the Company's issued and outstanding shares.

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

CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

F.       Earnings/Loss Per Share
         -----------------------

Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the nine months ended June 30, 2003 and 2002 were 25,460,061 and 24,611,899, respectively.

NOTE 2 - CAPITAL TRANSACTIONS
         --------------------

On January 10, 2003, West Maumelle L.P., retired one of the debts owed to the Operating Subsidiary, comprised of a promissory note in the face amount of $1,070,000. In satisfaction of Note 1, West Maumelle paid a cash payment of $500,000.00 and assigned a $640,000 promissory note made by an unaffiliated third party made payable to West Maumelle L.P. The $640,000 note is secured by a mortgage to certain real property located in Maumelle, Arkansas, and pays interest at a rate of 5.75% per annum with interest paid monthly, with a maturity date of July 10, 2004. On June 30, 2003, the Company assigned the note, for the discounted amount of $570,000 to a group of investors, one of whom is an entity controlled by an officer and a controlling shareholder of the Company.

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

          On January 24, 2003, Capitol Development of Arkansas, Inc. entered into an Agreement with Trade Partners, Inc., a Michigan corporation. Under the terms of the Agreement, the Company and Trade Partners, Inc., the two members of TradeArk Properties, LLC, a Michigan limited liability company, agreed to reacquire its real property from TradeArk.

CAPITOL COMMUNITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003

NOTE 2 - CAPITAL TRANSACTIONS (CONTINUED)
         --------------------------------


The Company reacquired approximately 251 acres of real property in exchange for giving TradeArk Properties LLC the Company's 35.16% membership interest in TradeArk. The land, comprised of single family, multi-family and commercial land, is located in the City of Maumelle, the County of Pulaski, Arkansas. The Company assumed approximately three million five hundred thousand dollars ($3,500,000 00) in debt held by New Era Life Insurance Company, secured by the real property and a $580,000 liability to Trade Partners

The real property received from TradeArk has been pledged as collateral to Boca First Capital LLLP to secure its $4,000,000.00 line of credit.

On April 17, 2003, West Maumelle paid off the Differential Note owed to the Operating Subsidiary in the amount of $46,170.

For the period April 1, 2003 through June 30, 2003, the Company exchanged $461,460 in debt, including principal and interest, with a group of existing promissory note security holders ("Note Holders") for $151,530 in cash.

On May 28, 2003, the Company completed the sale of approximately 19 acres of multi-family land of the Maumelle Property. The multi-family tract was used to partially secure a loan from New Era Insurance Company and a loan from Boca First Capital LLLP , junior to the New Era loan. From the sale, the Company received gross proceeds of $700,882.20, and net proceeds of $38,673.07 after closing costs and a partial payoff in the amount of $606,674.00 to New Era.


NOTE 3 - LEGAL PROCEEDINGS
         -----------------

The Company is not involved in any other litigation, other than those actions arising from the normal course of business. Management does not believe will have a material effect on the Company's operations.

NOTE 4 - SUBSEQUENT EVENTS
         -----------------

On July 1, 2003, the Company completed the sale of approximately 192 acres of single-family land of the Maumelle Property, known as the Pine Ridge Tract. The Pine Ridge tract was used to partially secure a loan from New Era and a loan from Boca First Capitol, junior to the New Era loan. From the sale, the Company received gross proceeds of $2,016,000.00 and net proceeds of $491,781.83 after closing costs and a partial payoff in the amount of $1,384,492.56 to New Era.


The Company is currently offering $3,000,000 in debt securities ("Debt Notes"). The Notes bear interest at a rate of 8% per annum, with interest payable monthly. The entire principal and any accrued interest is due and payable three years after the closing date.. The Company has signed an agreement with the Noble International Investments, Inc. ("Noble") to assist it in the debt offering and will pay Noble 2% of the aggregate offering price for such services and 2% for expenses. Approximately 250 acres of real property in Maumelle, Arkansas will be pledged to secure the debt notes.

The Company has also signed a six-month consulting agreement with Noble to assist the Company in structuring and determining potential acquisitions. For such services the Company has agreed to pay Noble a fee of $10,000 a month and 1,000,000 shares of common stock with registration rights.

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

Change in Financial Condition Since the End of Last Fiscal Year. At June 30, 2003, the Company had total assets of $9,318,770, an increase of $2,346,600 or 33.6% of the Company's total assets as of the Company's fiscal year end of September 30, 2002. The increase in total assets resulted from the reacquisition of real property from TradeArk Properties LLC ("TradeArk"), located in Maumelle, Arkansas (the "TradeArk Property"). The Company had cash of $15,286 at June 30, 2003 compared to $16,981 at September 30, 2002.

         The current portion of Notes Receivable increased from $500,000 on September 30, 2002 to $1,000,000 of June 30, 2003, an increase of $500,000. The increase was due to the satisfaction of a promissory note with a face value of $1,070,000 due from West Maumelle, LP to the Company and the reclassification of a note from the same party from non-current to current.

         The carrying value of the Company's real estate holdings increased during the nine months, from $1,300,140 to $7,049,942, due to the reacquisition of the TradeArk Property.

         Total liabilities of the Company at June 30, 2003 were $6,333,879, an increase of $2,042,872 from the September 30, 2002 total of $4,291,007. The current liability for notes payable increased by $1,254,904 during the nine months, from $3,245,168 to $4,500,072. Notes payable increased due to the reacquisition of the TradeArk Property and the accompanying liability due to New Era Life Insurance Company ("New Era") collateralized by the TradeArk Property.

         Accounts payable and accrued expenses decreased by $391,864, due to a consolidation of operational facilities and a decrease in overhead. At September 30, 2002, the liability for accounts payable and accrued expenses totaled $995,045, and $603,181, at June 30, 2003. Accrued Interest Payable decreased by $191,381 from $437,195 at September 30, 2002 to $245,814 at June 30, 2003, due
to the settlement of certain defaulted promissory notes owed by the Company.

         Shareholders' Equity increased by $303,728. The increased resulted primarily from the settlement of certain defaulted promissory notes owed by the Company for the nine month period ending June 30, 2003.

Results of Operations
---------------------

         Comparison of the Nine Months Ended June 30, 2003 to the Nine Months Ended June 30, 2002. For the nine months ended June 2003, the Company experienced a net loss of $254,368 compared with a gain of $1,719,305 for the nine months ended June 30, 2002. Sales from continuing operations decreased by $7,500,408 from $8,201,290 to $700,882, general and administrative expenses decreased by $1,940,730 from $2,330,921 to $390,191, while interest expense increased by $228,050 from $711,750 to $939,800, resulting in the increase in net losses due to lower sales.

         Sales decreased by $7,500,408 to $700,882 for the nine months ended June 30, 2003 from $8,201,290 for the nine months ended June 30, 2002, due to lack of sales during the current nine month period. During the nine months ended June 30, 2003, there were sales of $700,882 , with net proceeds of $467,557, and during the nine months ended June 30, 2002 there were sales of $8,201,290, with net proceeds of $3,824,391.

         General and administrative expenses decreased to $390,191 for the nine months ended June 30, 2003 from $2,330,921 for the nine months ended June 30, 2002. The major cause of the decrease in general and administrative expense was a decrease in operating expenses, consolidating facilities, decrease in overhead, and the president of the Company canceling all salary for the nine month period ended June 30, 2003.

         Interest income increased from $34,521 for the nine months ended June 30, 2002 to $101,726 for the nine- month period ended June 30, 2003.

         Interest expense increased by $373,489 from $711,750 for the nine months ended June 30, 2002 to $1,085,239 for the nine months ended June 30, 2003. The increase interest expense resulted from the Company's borrowing on its line of credit from Boca First Capital.

         The operating loss for unconsolidated subsidiaries accounted for under the Equity method totaled $75,000 for the nine months ended June 30, 2002, from $281,433 in the period ended June 30, 2002. The operating loss was primarily a result of the Company's minority interest in TradeArk. This will no longer be relevant due to the reacquisition of the TradeArk Property in exchange for the Company's minority membership interest.

Comparison of the Three Months Ended June 30, 2003 to the Three Months Ended June 30, 2002 For the three months ended June 30, 2003 the Company experienced net income of $555,045 compared with a loss of $529,773 for the three months ended June 30, 2002, due to the sale of land and the settlement of certain defaulted promissory notes. Sales from continuing operations increased by $700,882 from $0 to $700,882, general and administrative expenses decreased by $199,716, from $240,013 to $40,294, and interest expense increased by $193,242, from $183,350 to $193,242.

         Sales increased by $700,882 from $0 for the three months ended June 30, 2002 to $700,882 for the from the three months ended June 30, 2003. During the three months ended June 30, 2003, 19 acres were sold for total sale proceeds of $700,882 and net proceeds of $38,673.

         General and administrative expenses decreased by $199,719 from $240,013 for the three months ended June 30, 2002 to $40,294 for the three months ended June 30, 2003. The decrease was primarily due to the consolidation of operations and a decrease in overhead.

         Interest income decreased from $32,723 for the three months ended June 30, 2002 to $372 for the three month period ended June 30, 2003.

         Interest expense increased by $9,892 from $183,350 for the three months ended June 30, 2002 to $193,242 for the three months ended June 30, 2003. The increase resulted primarily from the assumption of the New Era loan.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents amount to $ 15,285 as of June 30, 2003, as compared with $16,981 at September 30, 2002.

As of June 30, 2003, and August 1, 2003, the Company was in default on non-recourse promissory notes in the amount of $274,278. Since the last quarter ended on March 31, 2003, the Company has negotiated settlements with certain promissory note holders to exchange $461,460 in debt and accrued interest for cash and notes of $151,530.

As of June 30, 2003, the Company has drawn $1,428,000 on a $4,000,000.00 credit line from Boca First Capital ( the "Boca Credit Line"), a Florida limited liability limited partnership beneficially owned and controlled by the President and a controlling shareholder of the Company, and $1,428,000, as of August 15, 2003. The loan is evidenced by a note (the "the Boca Note") secured by substantially all of the assets of the Operating Subsidiary. The Boca Credit Line matures on November 1, 2004, and has an initial interest rate of ten percent (10%) per annum and will, on a quarterly basis, adjust to a rate which is equal to the greater of ten percent per annum or one percent (1%) above the prime rate, as published in The Wall Street Journal, in effect on that date. As of June 30, 2003, the Boca Credit Line has an interest rate of 10 percent per annum. In January, Boca First secured a mortgage junior to New Era, a $3,500,000 loan assumed in the reacquisition of the TradeArk Property.

On May 28, 2003, the Company sold 19 acres of multi-family property, formerly part of the TradeArk properties for gross proceeds of $700,882.20. After payment of closing costs, commissions and a reduction in a loan from New Era Life Insurance Inc. ("New Era"), in the amount of $606,209.13, which partially was secured by the 19 acres, the Company received net proceeds of $38,673.07. The 19 acres was part of the TradeArk Property and was part of the TradeArk Property pledged to New Era.

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

Subsequent Events
-----------------

On July 1, 2003, the Company completed the sale of approximately 192 acres of single-family land of the TradeArk Property, known as the Pine Ridge Tract. The Pine Ridge tract was used to partially secure a loan from New Era and a loan from Boca First Capitol, junior to the New Era loan. From the sale, the Company received gross proceeds of $2,016,000.00 and net proceeds of $491,781.83 after closing costs and a partial payoff in the amount of $1,384,492.56 to New Era.

The Company is currently offering $3,000,000 in debt securities ("Debt Notes"). The Notes bear interest at a rate of 8% per annum, with interest payable monthly. The entire principal and any accrued interest is due and payable three years after the closing date. The Company has signed an agreement with the Noble International Investments, Inc. ("Noble") to assist it in the debt offering and will pay Noble 2% of the aggregate offering price for such services and 2% for expenses. If the offering is successful, the Company intends to use the proceeds primarily for acquisitions, real estate development and/or collateralized lending. Approximately $700,000 will be used for operating capital. There can be no assurance, however, that the Company will be able to successfully complete the offering. The Debt Notes will be secured by approximately 250 acres of the Company's real property located in Maumelle, Arkansas, known as Tract A. Boca First Capital has agreed that if the offering is successful, it will subordinate its first mortgage on Tract A to the Debt Notes.

The Company also has signed a six month consulting agreement with Noble to assist the Company in structuring and determining potential acquisitions. For such services the Company has agreed to pay Noble a fee of $10,000 a month and 1,000,000 shares of common stock with registration rights.

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

ITEM 5.           OTHER INFORMATION.

On August 15, 2003, Michael G. Todd, president of the Company and a 45% owner of Boca First Capitol, the controlling shareholder of the Company, entered into an agreement with MB 2002 LLC, an entity controlled by Howard Bloom and a 45% owner of Boca First Capital. Under the terms of the agreement, Todd sold and transferred 26.46% of his interest in Boca First Capital to MB 2002 for the price of $10, with the understanding that MB 2002 intends to transfer the 26.46% interest to a third party within one year from the effective date of the agreement. If such a transfer does not occur within one year, Todd has the right to repurchase the interest on the same terms. It is also the intent of Bloom to transfer a portion of his beneficial ownership in the Company, not including the purchased Todd interest, to Ashley Bloom, his son and the vice president of the Company.

The Company incorporates by reference the information in Part I, ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION - Liquidity and Capital Resources."

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

EXHIBITS

The following Exhibits are filed as part of this Report.

         31.1 Certification of principal executive officer required by Rule 13a - 14(a) or 15d-14(a) of the Exchange Act.
         31.2 Certification of principal financial officer required by Rule 13a - 14(a) or 15d-14(a) of the Exchange Act.
         32.1 Certification of principal executive officer and chief financial officer required by Rule 13a - 14(b) or 15d - 14(d) of the Exchange Act.

b) REPORTS ON FORM 8-K

   None

                                  CAPITOL COMMUNITIES CORPORATION


Date:  August 19, 2003            By:  /s/ Michael G. Todd
                                           ----------------
                                           Michael G. Todd,
                                           President and Chief Executive Officer


Date:  August 19, 2003            By: /s/  Ashley Bloom
                                           ----------------
                                           Ashley Bloom,
                                           Treasurer