Form 10KSB
period 2003-09-30
CAPITOL FIRST CORP
filed 2004-01-13
CIK 915636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the transition period from _____ to_____

                           Commission File No. 0-23450

                            CAPITOL FIRST CORPORATION
          (Name of Small Business Issuer as specified in its charter)

        Nevada                                         88-0361144
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


7100 Camino Real Boulevard
Suite 402
Boca Raton, FL                                                  33433
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


         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State the issuer's revenues for its most recent fiscal year. $2,721,933

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such, as of a specified date within the past 60 days. $1,528,493 based on the average of the bid and asked obtained from the National Quotation Bureau, Inc. ("NQB") on December 31, 2003.

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 26,750,361 common stock shares, as of December 10, 2003.


                       DOCUMENTS INCORPORATED BY REFERENCE
NONE

         Transitional Small Business Disclosure Format YES [ ] NO [X}

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS ..............................................  4
--------------------------

PART I
ITEM 1.       DESCRIPTION OF BUSINESS....................................  4

ITEM 2.       DESCRIPTION OF PROPERTY.................................... 11

ITEM 3.       LEGAL PROCEEDINGS.......................................... 17

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS........................................... 17

PART II.

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS........................................ 17

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR
              PLAN OF OPERATION.......................................... 19

ITEM 7.       FINANCIAL STATEMENTS....................................... 27

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE..................... 27

PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
              AND CONTROL PERSONS; COMPLIANCE WITH
              SECTION 16(a)OF THE EXCHANGE ACT........................... 27

ITEM 10.      EXECUTIVE COMPENSATION..................................... 29

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT...................................... 31

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS............................................... 32

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K........................... 33

ITEM 14.      CONTROLS AND PROCEDURES ................................... 34

FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 6 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION --Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to cure its current liquidity problems. There is no assurance that the Company will be able to generate sufficient revenues from its current business activities to met day-to-day operation liabilities or to pursue the business objectives discussed herein.

         The forward-looking statements contained in this Report also may be impacted by future economic conditions. Any adverse effect on general economic conditions and consumer confidence may adversely affect the business of the Company.

         Capitol First Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation those identified in the "Risk Factors" section of the Company's Registration Statement filed with the Securities and Exchange Commission (the "SEC")in September 1996 on Form 10-SB.

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

         Capitol First Corporation, a Nevada corporation (the "Company"), was formed on August 21, 1995. On October 15, 2003, the Company filed an Certificate of Amendment with the Secretary of State of Nevada to change its name from Capitol Communities Corporation to Capitol First Corporation. It is the successor-by-merger to AWEC Resources, Inc., a New York corporation. The Predecessor Corporation was incorporated in the State of New York as Century Cinema Corporation in November 1968 (the "Predecessor Corporation"). Unless the context otherwise requires, all references to the "Company" in this Report include the Predecessor Corporation, and all references to the Company's business and properties include the business and properties of Capitol First Corporation and its wholly-owned subsidiaries discussed in more detail below.

         The Company controls and owns the following wholly-owned subsidiaries:

         Capitol Development of Arkansas, Inc. (the "Operating Subsidiary") formerly AWEC Resources, Inc., was formed on February 11, 1994. The Operating Subsidiary holds title to the Company's real property located in Maumelle, Arkansas.

         Capitol Homes, Inc., an Arkansas corporation (the "Home Construction Subsidiary"), was formed in May 1994 (formerly AWEC Homes, Inc.) for the purpose of building single family homes in Maumelle, Arkansas. As of the date of this Report, the Home Construction Subsidiary has had no construction operations and accordingly, the Company is presently in the process of dissolving it.

         On January 24, 2003, the Operating Subsidiary entered into an Agreement Dissolving Limited Liability Company ("Agreement") with Trade Partners, Inc., a Michigan corporation. Under the terms of the Agreement, the Company and Trade Partners, Inc., the two members of TradeArk Properties, LLC ("TradeArk"), a Michigan limited liability company, agreed to dissolve TradeArk, effective immediately. For its 35.16 percent membership interest, the Company received approximately 251 acres of real property located in the City of Maumelle, the County of Pulaski, Arkansas. The Company also assumed approximately $3,500,000 in debt held by New Era Life Insurance Inc. ("New Era"), and secured by the real property. Approximately 258 acres of real property were originally contributed to TradeArk by the Company in June 1999, when the limited liability company was formed by the two members. Since the real property was contributed, approximately six and one-half (6 1/2) acres have been sold by TradeArk. The remaining real property is comprised of single family, multi-family and commercial land.

         Under the Agreement, Trade Partners, Inc., received life settlement contracts, which were originally contributed by Trade Partners, Inc., to TradeArk for its 64.84 percent membership interest.

SUBSEQUENT EVENTS

         On October 8, 2003, the Company formed a wholly-owned subsidiary Interfund Mortgage Corp., a Florida corporation, (the "Mortgage Subsidiary") for the purpose of administering the Company's financial lending activities.

         On October 20, 3003, the Company formed a wholly-owned subsidiary, Capitol Development, Inc., a Nevada corporation (the "Development Subsidiary"). The Development Subsidiary was formed for the purpose of holding title to real property or development projects, except the Maumelle Property.

         On November 28, 2003, the Company formed a wholly-owned subsidiary, Capitol Management, LLC, ("Management Subsidiary") a Florida limited liability company for the purpose of managing the Company's property, including but not limited to its loan portfolio.

         On November 28, 2003, the Mortgage Subsidiary formed a wholly-owned subsidiary, Interfund Investment Fund I, LLC, a Florida limited liability company ("Investment Fund I"). The Investment Fund I was formed for the purpose of raising a minimum of $1,000,000 and a maximum of $8,000,000 in secured subordinated promissory note debt to be utilized to expand the Company's financing lending program.


         BUSINESS OF THE COMPANY

         The following discussion of the "BUSINESS OF THE COMPANY," is qualified in its entirely by events subsequent to the Company's fiscal year ended September 30, 2003. During the fiscal year, the Board of Directors (the "Board") determined that it was in the best interest of the Company to expand its operations into the real estate development area, especially in fast-growing geographic areas such as Florida and into the financial lending area. However significant operations had not commenced prior to the fiscal year-end. See, ITEM 2, "DESCRIPTION OF PROPERTY."

         The Company is primarily in the business of real estate development and financial lending for its own portfolio. The Company also continues to sell property from its inventory of 734 acres of real property located in Maumelle, Arkansas (the "Maumelle Property") that it deems not appropriate for development and in an effort to utilize these core assets to acquire or develop real estate projects in fast growing areas, such as Florida, and/or develop other business opportunities that will generate progressive revenues for the Company. There can be no assurance, however, that the Company will be able to liquidate its Maumelle Property at a fair market price or at all, or acquire projects and finance loans that generate revenues. See above, ITEM 1, "DESCRIPTION OF BUSINESS," and ITEM 2, "DESCRIPTION OF PROPERTY."

         GENERAL. During fiscal year ended September 30, 2003, the Company has expanded its primarily business into financial lending and real estate development with emphasis on development in fast-growing geographic areas such as Florida. It has also focused on selling portions of real property located in the City of Maumelle, Arkansas, a 5,000 acre planned community located on the Arkansas River, across from the western Little Rock area and fifteen miles from downtown Little Rock, Arkansas.

         During the fiscal year ended September 30, 2003, the Company retired $3,691,611 in secured and unsecured debt.

         Although the Company's current lack of liquidity prevents the Company from meeting its day-to-day obligations except from funds raised in loan and other debt instruments, the Company intends to commence meaningful operations in the real estate development area and the financial lending area with assets from the sale of all or portions of the Maumelle Property and/or from the money received from the Boca First Capital LLLP line of credit and from the $3,000,000 raised in secured debt. There can be no assurance, however, that the Company will be able to raise sufficient capital to cure its liquidity problems and pursue the business objectives, strategies or transactions discussed herein. See, ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - - Certain Capital Raising Transactions and Liquidity."

         The Company's real estate as of September 30, 2003, consisted of the remaining unsold portion of the Maumelle Property comprised of approximately 736 acres, of which 290 acres are developable. See ITEM 2, "DESCRIPTION OF PROPERTY," ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -
- Certain Capital Raising Transactions," and ITEM 7, "FINANCIAL STATEMENTS."

         The Maumelle Property and any other property and/or loan portfolio is managed by the Company. The Company expects that the Company will continue to manage its property. The Company intends to use affiliate and unaffiliated brokers, and banks to sell its property and affiliated and unaffiliated mortgage brokers for its lending opportunities. See ITEM 12, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         PRINCIPAL PRODUCTS AND MARKETS.

         REAL PROPERTY. The Company is primarily in the business of acquiring and developing real estate property in fast growing geographic areas such as Florida, especially South Florida and South-West Florida and North Carolina. In the Maumelle, Arkansas area, where a large portion of the Company's real property is located, the Company is currently offering for sale all of the property in an effort to use these assets to acquire or develop real estate projects in faster growing areas, and to enhance the Mortgage Subsidiary's ability to generate revenues from financial lending collateralized by real property. The Company anticipates that the developable Maumelle Property will be sold to developers, apartment building operators and/or commercial developers There can be no assurance, however, that the sale of the Maumelle Property will generate increased revenues from investing in other real estate projects or loans. See above, ITEM 1, "DESCRIPTION OF BUSINESS," and ITEM 2, "DESCRIPTION OF PROPERTY."

         The Company's immediate focus is in developing real estate projects, obtaining a loan portfolio and selling land from its Maumelle Property inventory to satisfy day-to-day operations, reduce the Company's debt and enhance stockholder value.

         During the fiscal year ended September 30, 2003, the Company sold 211 acres of its real property for a total gross sales price of $2,716,882. See ITEM 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION---LIQUIDITY AND CAPITAL RESOURCES." Management expects that any future Maumelle Property sold probably will be purchased by other real estate developers.

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

DEVELOPMENT ACTIVITIES. The Development Subsidiary intends to focus on developing relationships with Preferred Development Partners (PDP's), qualified developers with whom the Company may enter joint ventures. The Company intends to acquire and develop its own property. The Development Subsidiary will also oversee any development of Maumelle Property. See "- - GROWTH STRATEGIES," below.

FINANCIAL  LENDING  ACTIVITIES.  The Mortgage  Subsidiary  intends to initiate a high-yield secured lending program for its own portfolio by offering high-interest financing generally not financed by traditional lending institutions due to various factors such as time constraints, borrower credit issues, higher than normal loan-to-value ratios or situations requiring additional and/or cross collateral. Additionally, the Mortgage Subsidiary intends to locate and acquire portfolios of mortgages that will be purchased at a discount, thus increasing the yield. The Company intends to conduct due diligence on all lending in order to determine the underlying collateral has enough value to warrant the loan.

The Company intends to offer loans in the following categories, however, it may deviate from these loan categories as it may deem appropriate, in its sole discretion, depending on specific circumstances but may from time to time amend or deviate from these categories, at its sole discretion: raw land. acquisition and development of real estate, construction, real estate held for sale, bridge loans, commercial loans, mortgages held for investment and note hypothecations/participations.

 UNDERWRITING CRITERIA. Management has developed loan underwriting procedures and guidelines. The Board of Directors has approved a loan commitment consisting of management for loans under $1,000,000.00. Loans greater than $1,000,000.00 require board approval.
The Company will evaluate prospective mortgage loan investments upon this underwriting criteria, which the Company may amend from time to time in its sole discretion. The Company may deviate from the underwriting criteria set forth herein as it may deem appropriate, in its sole discretion, depending on specific circumstances. Some of the factors the Company may include as a part of its underwriting criteria are as follows:

1. Assessment of loan to value ratios, meaning we will review the amount of the loan to the value of the property being secured. Our loan to value guidelines may range from 50%-80% of the anticipated "as if" developed value. We may deviate from these loan to value guidelines from time to time, in the sole discretion of the Company.
2. Review Financial statements and condition of borrower and any guarantors as may be applicable
3.   Review credit history of borrower and any guarantors as may be applicable.
4. Review of third party independent appraisal reports not older that 12 months prior to the date of loan origination.
5. Potential for equity appreciation in the value of the property being secured.
6.   Geographic location of the property to be secured.
7. If the property to be secured is rental property, rental rates, occupancy rates, and potential for rental increases may be considered.
8.   Condition of record title of the property being secured.

         The Company anticipates that the Mortgage Subsidiary will be able to maximize the opportunities provided by the Development Subsidiary's PDP relationships by offering construction and/or development financing. There can be no assurance, however, that the Company will be able to obtain quality loans or that such loans will perform as anticipated. See "- - GROWTH STRATEGIES," below and ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ."

LEVERAGE. The Company intends to leverage the money it raises, through debt and/or equity, by expanding its credit lines with commercial banks and generating additional cash flow from financing arbitrage. There can be no assurance, however, that the Company will be able to originate loans at a higher rate than the rate it borrows funds, or at all.

         MARKETING AND ADVERTISING.

         The Company has listed the Maumelle Property with unaffiliated real estate brokers, mortgage brokers and banks who are responsible for advertising and marketing the property or assisting with acquisitons. The Company anticipates that any future development projects will be listed with affiliated and unaffiliated real estate brokers. See ITEM 12, "CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS."

         GROWTH STRATEGIES.

         The Company's primary business objective is to increase long-term total returns to shareholders through appreciation in value of the Common Stock. The Company intends to achieve this objective by implementing the long- term growth strategies summarized below. The Company ability to implement and achieve any of these strategies may be adversely effected by its present illiquidity and/or its ability to acquire revenue generating development projects and loan portfolio. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

         The Company's growth strategy with respect to the Maumelle Property is to focus on its sale to developers in the real estate industry. There is no assurance, however, that the firms who recently purchased large tracks of land from the Company will not compete with the Company for the sale of lots to other developers/builders or that the demand for such development will continue at its present growth rate.

         PRODUCT DIVERSIFICATION. The Company's primary focus will be on the development of properties in fast-growing geographic areas such as Florida and North Carolina, the improvement and sale of portions of its Maumelle Property inventory and on the acquisition of a balanced loan portfolio.

         COMPETITION.

REAL ESTATE DEVELOPMENT. The real estate development industry is highly competitive. In Arkansas, as well as in Florida and North Carolina where the Company has or anticipates developing real estate projects, there are numerous large national and regional firms with significantly greater experience and financial resources than the Company currently possesses. The Company may compete with such firms in the sale of the Maumelle Property and other projects. Such developers may be more experienced and have greater financial resources then the Company and will compete with the Company in the acquisition of land, the hiring of sub-contractors, experienced management personnel, construction workers and other employees, and the sale of product.

         The Company currently has no material presence or reputation in Arkansas, Florida, North Carolina or any other area in the real estate development industry. Due to the Company's lack of revenue from operations it may have to sell portions of its Maumelle Property at less than market value. As a result, there may be reduced profit margins from the Company's operations which may make it more difficult for the Company to achieve the growth strategies discussed herein.

FINANCIAL LENDING. A large number of financial commercial institutions, other entities and individuals compete for the opportunity to make the kinds of loans made by the Company. Many of these institutions, entities and individuals have greater financial resources than the resources of the Company. As a result of this competition, the Company may from time to time be precluded from making loans on projects or loans on the terms that the Company is willing to make under its underwriting guidelines. In addition, no particular financial lender dominates the market and as a result there is substantial competition for investments in mortgages secured by commercial properties, which may create pressure on lenders to lower interest rates. Accordingly, the Company may not be able to obtain as high interest rates on mortgage investments as it would otherwise obtain, which could affect revenues.

         The Company currently has no material presence or reputation in the lending industry and may not be able to attract high quality loans.

         GOVERNMENTAL REGULATIONS.

         The development industry is subject to extensive and complex regulations. In the sale of its Maumelle Property, or any other property owned by the Company, or property held with any joint venture partners, must comply with various federal, state and local laws, ordinances, rules and regulations regarding zoning, architectural design, construction, population, density, availability and installation of utility services, such as water, electricity, gas, and waste disposal, the preservation of the natural terrain, and other related matters, which requires resources and expertise which, for the most part, the Company currently lacks. The Company intends to obtain such resources and expertise, when required.

         The Company's Maumelle Property is subject to the City of Maumelle's Master Land Use Plan. Under this Plan, approximately 184 acres of the approximately 290 acres of the Maumelle Property that was developable land as of September 30, 2003, was zoned for single-family homes. The current zoning allows the Company to develop and offer for sale approximately 200 to 300 single-family home sites located on this acreage. Although much of the Company's property is currently zoned for single-family homes, none of the developable land acreage is subdivided and the Company will be required to incur significant additional cost to subdivide the property into individual lots. The Company believes it can satisfy all anticipated governmental requirements involved in the subdivision process, should Management decide to subdivide the property, assuming it obtains adequate funding and expertise.

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

FINANCIAL LENDING. The financing of real estate projects and development may be affected by factors beyond the Company's control. These factors include but are not limited to, the general economic conditions, interest rates, the rate and timing of delinquencies and defaults on any loans, the quality of mortgaged properties, including the possible deterioration of the area where such mortgage property is situated, limited recourse on loans since the loans will not be insured or guaranteed by any government entity or private mortgage insurer and environmental issues.

         NUMBER OF EMPLOYEES. As of the Company's fiscal year-ended September 30, 2003, the Company and its subsidiaries had one full-time employee.

ITEM 2. DESCRIPTION OF PROPERTY.

GENERAL

         The Company's principal asset is the Maumelle Property, located in Maumelle, Arkansas, title to which is held by the Operating Subsidiary. At the Company's fiscal year-end, the Maumelle Property consisted of the following property (sizes are approximate and rounded up to the nearest acre): 186 acres of single-family sites, 47 acres of multi- family sites, approximately 57 acres of commercial property, and 446 acres of miscellaneous undevelopable property. The Maumelle Property is currently zoned under the City of Maumelle Master Land Use Plan for various development uses, including single-family residences, multi-family units and commercial uses.

         The Maumelle Property can be divided into four categories: (1) the Singe-Family Tract, (2) the Multi-Family Lots, (3) the Commercial Lots and (4 ) the Miscellaneous Tract and Property. Each category of Maumelle Property will be discussed separately below after the following overview of the City of Maumelle.

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

         Maumelle is a master planned city with about 13,000 residents. Under the Master Plan, Maumelle cannot add new property to the city for residential development without public hearings regarding any proposed annexation of land by the City and the subsequent approval by the City Board of Directors. From Maumelle's inception in 1966 to 1996, approximately $120 million has been spent on infrastructure, including sewer and water capacity for a city of up to 25,000 residents and a system of designated common areas, including pathways, parks, lakes, a golf course and other recreational areas. The City of Maumelle was incorporated as a city in 1985. It is governed by a mayor and city council and has police, fire, and emergency services.

         Almost all of the cities within the four-county Little Rock-North Little Rock region gained population from 1990 through 2000. The population of Maumelle has grown at a faster rate than that of neighboring Little Rock, Arkansas with a growth rate of 57.2% in increased population, whereas Little Rock had a 4% increase from 1990 to 2000. The community of Maumelle appears to be attracting more highly educated residents than does Little Rock. The U.S. Department of Commerce and the Little Rock Metropolitan Planning Commission ("Metroplan"), a government planning agency, stated that the figures from the 2000 Census Supplementary Survey, showed Maumelle and Little Rock residents exceeded the national average in education attainment in every category, particularly in graduate and professional degrees. Maumelle has the highest median household income in the State of Arkansas.

         Since 1979, Maumelle has attracted some major companies to its industrial areas, including Molex Inc., Target Distribution Center, Kimberly Clark (a manufacturing facility), Ace Hardware Distribution Center, and Scholastic Distribution Services.

         In 2002 the average new home permit value in Maumelle was $182,356, according to a Metroplan report. The number of single-family building permits issued by Maumelle has increased by 1,811 units between 1990 and 2000, according to Metroplan. A total of 247 were issued in the 12-month period ended 2001, 256 in 2002, and 164 for the six- month period ended June, 2003.

         SINGLE-FAMILY TRACT. As of the Company's fiscal year ended September 30, 2003, the Single-Family Tract was comprised of approximately 184 acres of undeveloped residential land. Under current zoning for residential development, the Company believes this land can be subdivided into approximately 200 to 300 single-family lots.

         During fiscal year ended September 30, 2003, the Company sold approximately 192 acres of single-family land, for a total sales price of $2,016,000. With the sale of the 192 acres in July, 2003, the Company paid New Era Life Insurance Inc.. ("New Era"), $1,384,492 to release the property. See below, "- - Pine Ridge Residential Tract."

         The Operating Subsidiary has fee title to the remaining 186 acres of Single-Family Tract, all of which are subject to a first-priority mortgage, made effective September 11, 2003 ("Noble Mortgage"), in favor of Noble International Investments, Inc. ("Noble "), as collateral agent for noteholders securing $3,000,000 in promissory notes ("Secured Notes"). The Single-Family Tract is also secured by a second-priority mortgage in favor of Boca First Capital, LLLP ("Boca First"), the controlling shareholder of the Company. The mortgage secures a $4,000,000 line of credit from Boca First (the "Boca Credit Line"), and was senior until Boca First subordinated the mortgage to the Noble Mortgage. See,
ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         The Secured Notes bear interest at a rate of eight percent per annum and are payable monthly with the principal and any accrued interest due 36 months from September 11, 2003. As of September 30, 2003, and the date of this Report, the outstanding amount of the Secured Notes was $3,000,000.

         The Boca Credit Line has an initial interest rate of ten percent per annum and will, on a quarterly basis, adjust to a rate which is equal to the greater of ten percent per annum or one percent above the prime rate, as published in The Wall Street Journal, in effect on that date. The Boca Credit Line is due in monthly installments of interest only. It was first entered into between the Company and Boca First on April 26, 2002, and subsequently modified on May 15, 2002, to increase the credit line from $3,000,000.00 to $4,000,000.00 and extend the maturity date from November 1, 2003 to November 1, 2004. The Boca Credit Line is evidenced by a promissory note (the "Boca Note") which is secured by substantially all of the assets of the Operating Subsidiary. The Boca Note is secured by a mortgage on the remaining Maumelle Property, including the Single Family Tract (the "Boca Mortgage"). As of the fiscal year-end, the Company has drawn $1,255,000 on the line of credit, and $1,245,000 as of the date of this Report. (See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-Liquidity and Capital Resources."


         All property taxes are current and have been paid on a timely basis.

         The Company has listed the Single Family Tract for sale with an unaffiliated real estate agency.

         PINE RIDGE RESIDENTIAL TRACT. The Pine Ridge Residential Tract consisted of approximately 192 acres zoned for single family residences. The Company received fee title to the Pine Ridge Tract on January 24, 2003, when TradeArk, was dissolved and the Operating Subsidiary exchanged its membership interest for the real property originally contributed to TradeArk. The Company also assumed approximately $3,500,000 in debt held by New Era, which is secured by the real property, including the Pine Ridge Residential Tract. See, above
ITEM 1, " DESCRIPTION OF BUSINESS."

         On July 1, 2003, the Company sold the 192 acres of the Pine Ridge Residential Tract to unaffiliated third party for a gross sales price of $2,016,000, with net proceeds of $491,781.83 after closing costs and a partial payoff to New Era in the amount of $1,384,592.

         MULTI-FAMILY LOTS. As of the Company's fiscal year-ended September 30, 2003, there are approximately 47 acres of Multi-Family Lots zoned for multi-family use. The Operating Subsidiary has fee title to these lots, subject to a first priority mortgage by Secured Note Holders and a second priority mortgage by Boca First. See discussion above, " --Single-Family Tract," for principal amounts due on each loan securing the Multi-Family lots and ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         On January 24, 2003, the Company received fee title to 19 acres of multi-family land from TradeArk from the dissolution of the company. The Company also assumed approximately $3,500,000 in debt held by New Era and secured by the real property, including the 19 acres of multi-family land. See, above ITEM 1, " DESCRIPTION OF BUSINESS."

         On May 28, 2003, the Company completed the sale of the 19 acres of multi-family land to unaffiliated third party for a gross sales price of $700,882.20, with proceeds of $38,673.07 after closing costs and a partial payoff to New Era in the amount of $606,674.56.

         The Company has listed the Multi-Family Lots for sale with an unaffiliated real estate agency.

         The property taxes and ad valorem taxes on the 47 acres of Multi-Family Lots have been paid on a timely basis.

         COMMERCIAL LOTS

RE-DESIGNATED COMMERCIAL LOTS

         Subsequent to the Company's fiscal year ended September 30, 2003, the City of Maumelle re-designated 19 acres of the Maumelle Property Single Family Tract as commercial C-1 zoning on the municipal land use maps. The Operating Subsidiary has fee title to the Commercial Lots, subject to a first priority mortgage by the Secured Note Holders and a second priority mortgage by Boca First Capital used to secure the Boca Credit Line. See discussion above, "- -Single Family Tract," for principal amounts due on each loan securing the
Commercial Lots, and See, ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         The property taxes and ad valorem taxes on the 19 acres of Commercial Lots have been paid on a timely basis.

         The Company has listed the 19 acres of Commercial Lots for sale with a unaffiliated real estate agency.

TRACT D

         Tract D consists of approximately 38.5 acres of Commercial Lots. On January 24, 2003, the Company exchanged its membership interest in TradeArk for the Maumelle Property contributed to TradeArk, including Tract D. The Operating Subsidiary received fee title to Tract D and assumed approximately $3,500,000 in debt held by New Era, which is secured by Tract D with a first priority mortgage, and a second-priority mortgage held by Boca First. See, above ITEM 1, " DESCRIPTION OF BUSINESS," "- Single Family Tract," and ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         As of September 30, 2003 and the date of this Report $1,665,856 in principal was due on the loan. The loan has a fixed interest rate of 13% per annum and matured on June 12, 2002, but has been extended verbally by New Era until November 2003, when it was extended again while the negotiates a new loan with New Era.. Under the terms of the loan, interest only payments are due quarterly.

         As of the date of this Report, Management has not determined whether it will development a site plan for the property and/or develop it or offer it for sale.

         The property taxes in the amount of $55,898.06 are due and owing for the calendar year of 2003..

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

PROGRAM OF DEVELOPMENT.

         During the Company's fiscal year ended September 30, 2003, the Company changed its primary focus from the emphasis on solely liquidating its Maumelle Property inventory to the objective of acquiring and developing real estate projects in fast-growing areas such as Florida, especially concentrated in South Florida and South West Florida, and North Carolina and initiating a financial lending program for its own portfolio through its Mortgage Subsidiary. Although development and lending operations had not significantly commenced by the end of the Company's fiscal year, several acquisitions and/or loans have been targeted and initiated subsequent to the Company's fiscal year-end. See, ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - - Subsequent Events."

         The Company anticipates that these real estate development and financing opportunities will generate cash flow from the following: development and sale of properties by the Company with preferred development partners ("PDPs"), interest on investments, financing arbitrage, hypothecation arbitrage, prepayment penalties and exit fees, and development fees.

         The Company believes it will be able to capitalize on value-oriented projects in these high growth areas, while ensuring quality of its product by using PDPs. The Company anticipates that the Mortgage Subsidiary may provide construction and/or development financing for its own projects, PDP's and to unaffiliated third party developers.

         The Mortgage Subsidiary believes it will be competitive with other financial institutions because of its relationship with PDPs and because of its high-yield secured lending program. The Company is offering high-interest financing generally not financed by traditional lending institutions due to various factors such as time constraints, borrower credit issues, higher than normal loan-to-value ratios or situations requiring additional and/or cross collateral. Additionally, the Company intends to locate and acquire portfolios of mortgages that will be purchased at a discount, thus increasing the yield. The Company intends to conduct due diligence on all prospective lending in order to determine the underlying collateral has enough value to warrant the loan. See, ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

         There can be no assurance, though, that the Company will be able to generate income from such development and financing opportunities or that the quality of the loans will not deteriorate or have delinquencies or defaults.

         DEVELOPMENT OF PROPERTY IN MAUMELLE. The Company intends to offer for sale all or portions of the Maumelle Property for sale during fiscal year 2004.

         There  are  no  current  plans  for  the  sale  or  development  of the
Miscellaneous   Tracts   since  such   properties   are  wetlands  and  as  such
undevelopable. However, the Company intends to deed the property over to the Home Subsidiary from the Operating Subsidiary or to a subsidiary formed for this purpose.

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

         INVESTMENT POLICIES.

         Investments in Real Estate or Interests in Real Estate. The Company generally conducted all of its investment activities through the Operating Subsidiary during fiscal year ended 2003. The Company intends for future investments in real estate, especially outside of Maumelle, Arkansas, will be conducted through the Development Subsidiary; except financial lending which will be conducted by the Mortgage Subsidiary.

         The Company's investment objective is to increase long-term total returns to shareholders through appreciation in the value of the Common Stock. The Company's policy is to acquire or develop assets where the Company believes that favorable investment opportunities exist based on market conditions at the time of the investment.

         The Company expects to pursue its investment objectives primarily through the direct ownership of properties by the Operating Subsidiary or the Development Subsidiary or through indirect property ownership opportunities, with PDPs and/or joint venture partners. The Company believes it will be able to capitalize on value-oriented projects in high growth areas.

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

         Investments in Mortgages. The Company intends to acquire and/or originate mortgages for its own portfolio through its Mortgage Subsidiary. The Mortgage Subsidiary, subsequent to the Company's fiscal year-end, has invested in certain mortgages and intends to continue a program of investing in high-yield financial lending.

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

         Under Nevada law, each director is subject to restrictions on the misappropriation of corporate opportunities to himself or his affiliates of which he becomes aware solely as a result of his service as a director. The Company may transact business with one or more of its directors or officers or a corporation, firm or association in which one or more of its directors or officers are directors, officers or are financially interested, provided any of the following requirements are satisfied:

         (a) The interested directors or officers must disclose the common directorship, office or financial interest to the board of directors, have it noted in the minutes, and a majority of the disinterested directors must approve or ratify the contract or transaction; or

         (b) The interested directors or officers must disclose the common directorship, office or financial interest to the shareholders, and the shareholders must approve by a majority vote the contract or transaction. The votes of the interested director or officer must be counted in any such vote of the shareholders; or

         (C)) The common directorship or office or financial interest is not known to the director and officer at the time the transaction is brought before the board of directors and therefore is not disclosed; or

         (d) The contract or transaction is fair as to the Company at the time it is authorized or approved.

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


         COMPETITIVE CONDITIONS. The Company's real property is subject to the highly competitive conditions of real estate development and sales. In Arkansas--the geographic area in which the Company holds majority of its real property and offers such inventory for development and sale--there are numerous large national and regional firms with significantly greater experience and financial resources than the Company currently possesses. Such firms will likely compete with the Company in the marketing and sale of land for development.

         Because of the restrictive zoning in Maumelle, Arkansas, the Company believes that its ownership of 290 acres of developable land for single family homes, multi-family and commercial units will give the Company an advantage in selling its Maumelle Property to developers

         Subsequent to the Company's fiscal year-end, the Company acquired land in Toxaway Falls, North Carolina and interest in projects in Florida. The Company will compete with other development firms for any project that it develops in these areas. Such firms may have greater experience in that area and will compete directly with the Company for the acquisition of land, the hiring of sub-contractors, experienced management personnel, construction workers and other employees, and the sale of product.

         Although the Company currently has no material presence or reputation in Arkansas or North Carolina, Management of the Company does have experience in the development industry in Florida, as well as other geographic areas. Even with Management's experience, and other reasons discussed herein, the Company may experience difficulties in competing with established developers.

COMPETITION IN LENDING INDUSTRY. The financial lending industry that is highly competitive. Lenders include better financed publicly traded funds and national or international commercial banks that are substantially larger than the Company, are more mature and possess substantially greater financial and marketing resources and experience than the Company. These companies may be able to adopt a more aggressive pricing policy to customers than the Company and accordingly, the Company's operating results and cash flow could be adversely affected.

ITEM 3. LEGAL PROCEEDINGS.

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

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock is listed for trading in the over-the-counter market on the NASDAQ electronic bulletin board under the symbol "CFRC," however, the market for shares of the Common Stock is extremely limited. There can be no assurance that the present limited market for the Company's common stock will become more active or even be sustained. In addition, any future sale of the Company's stock by any of the controlling shareholders may have a substantial adverse impact on any such public market.

         The high and low bid prices for shares of common stock of the Company for each quarter within the last two fiscal years are as follows:

                                                            BID

 Quarter Ending                                      High           Low
 --------------
 September 30, 2001                                  .320           .012

 December 30, 2001                                   .87            .13

 March 31, 2002                                      .37            .037

 June 30, 2002                                       .20            .04

 September 30, 2002                                  .14            .065

 December 30, 2002                                   .08            .04

 March 31, 2003                                      .11            .04

 June 30, 2003                                       .07            .055

 September 30, 2003                                  .08            .06

         These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB"), and reflect inter-dealer prices, without retail mark up, mark down or commission and may not reflect actual transactions.

HOLDERS

         The number of record holders of the Company's common stock was 652, as of September 30, 2003.

DIVIDENDS

         During the fiscal year ended September 30, 2003 and the fiscal year ended September 30, 2002, the Company did not declare any cash dividends with respect to its Common Stock. The Company does not expect to declare dividends on its common stock in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, particularly since the Company has decided to focus on liquidating its present inventory of the Maumelle Property due to its present inability to meet its day-to-day operational liabilities except through borrowed funds. There are no material restrictions limiting, or restrictions that are likely to limit, the Company's ability to pay dividends on its Common Stock in the future, except that the articles of incorporation of the Company permit the board of directors to approve the issuance of preferred stock having such rights as may be designated by the board without shareholder approval.

         As of September 30, 2003 and the date of this Report, the Company has 4,137,591 issued and outstanding shares of Preferred Stock, Series A ("Series A Preferred"), that bears a cumulative dividend of 5 1/4%. As of September 30, 2003, the Company paid dividends on the 4,137,591 shares of Series A Preferred for the fiscal year in the amount of $108,303. The Company, through its board of directors, has the right to issue other series of preferred stock. Such rights may include preferences with respect to dividends as well as prohibitions
against  the   declaration   of  dividends   on  Common   Stock  under   certain
circumstances.

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

         Series A Preferred is non-voting, except as otherwise provided under Nevada law. Series A Preferred Stock, in the event of any liquidation, dissolution or winding up of the Company, is senior to the holders of Common Stock. Series A Preferred Stockholders are entitled to receive a liquidation preference of $1.00 per share, plus accrued and unpaid dividends to the payment date. See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -Liquidity and Capital Resources-Debt Reduction-Issuance of Preferred Stock."


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         The following discussion should be read in conjunction with the financial statements and the notes thereto appearing in Item 7 of this Report (the "Financial Statements"). As noted below and elsewhere in this Report, the Company is in the process of diversifying its portfolio in order to generate revenues. Even though the Company has enough borrowed money to meet its day-to-day operations, such revenues are necessary to cure its current illiquidity position. There is no assurance that the Company will be able to generate sufficient revenues from its current business activities to meet day-to-day operational liabilities or to pursue the business objectives discussed herein.

         In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the operations of the Company and its actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and changes in interest rates in the nation and the Company's primary market areas.

         Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Real estate inventories and cost of sales. Real estate investments are stated at the lower of cost or market. Acquisition costs are allocated to respective properties based on appraisals of the various properties acquired in the acquisition.

Impairment of long-lived assets and long-lived assets to be disposed of. Real estate inventories, including capitalized interest and real estate taxes, are carried at the lower of cost or fair value determined by evaluation of individual projects. Property and equipment are recorded at cost less accumulated depreciation and depreciated on the straight- line method over their estimated useful lives. Whenever events or circumstances indicate that the carrying value of our long-lived assets may not be recoverable, we compare the carrying amount of the asset to the un-discounted expected future cash flows. If this comparison indicates that the asset is impaired, the amount of the impairment is calculated using discounted expected future cash flows. If our estimate of the future cash flows is significantly different from actual cash flows, the Company may prematurely impair the value of the asset, we may underestimate the value of the calculated impairment or we may fail to record an impairment.

Interest Rates. If interest rates continue to rise from the recent levels, the Mortgage Subsidiary's net interest income may be negatively affected. Moreover, rising interest rates may negatively affect the Company's earnings due to diminished loan demand, or increased development cost for the Development Subsidiary.

Inflation. Any inflation in the economy may impact the Company's costs of operations both in the Company's development sector as such inflation would place a upward pressure on cost of labor and materials, and may impact other developers seeking loans from the Mortgage Subsidiary.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, Financial Accounting Standards Board Interpretation ("FIN") NO 45, "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Guarantees of Indebtedness of Others" was issued. FIN NO 45 requires recognition of an initial liability for the fair value of the guarantor's obligation upon issuance of certain guarantees. We adopted the disclosure requirements of FIN NO 45 as of December 31, 2002. On January 1, 2003, we adopted the initial recognition and measurement provisions which were effective on a prospective basis for guarantees issued or modified after December 31, 2002. The implementation of FIN NO 45 had no impact on our results of operations or financial position at adoption or during the fiscal year ended September 30, 2003.

In May 2003, Statement of Financial Accounting Standards NO 150 ("SFAS NO 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued. This Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This Statement requires that those instruments be classified as liabilities in the statement of financial position. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. SFAS NO 150 had no impact on our results of operations or financial condition at adoption or during the fiscal year ended September 30, 2003.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED SEPTEMBER 30, 2003 TO YEAR ENDED SEPTEMBER 30, 2002. For the year ended September 30, 2003, the Company experienced a net loss of $911,957 compared with a net income of $4,345,703 for the year ended September 30, 2002. The difference in performance resulted primarily from a decrease in revenues due to less real property sales from $8,500,000 in the year ended September 30, 2002, to $2,721,933 for the year ended September 30, 2003, a decrease of $5,778,067. The revenues for the year ended September 30, 2003 decreased by $5,778,067 because gross volume of acres sold was lower than the prior year. The cost of sales for the year ended September 30, 2003, amounted to $3,024,559, resulting in a gross loss of $302,626. Gross profits as a percentage of revenues decreased to minus 11.1% in the year ended September 30, 2003 from 48.6% in the year ended September 30, 2002. The company experienced negative gross profit in 2003 because the basis of land reacquired from TradeArk was greater than its original basis. This increased basis, combined with additional costs related to the property sales transactions, resulted in negative gross profit in 2003.

         During the year ended September 30, 2003, operating expenses decreased to $616,880 from $2,635,246 in the year ended September 30, 2002, a decrease of $2,018,366 or 76.6%. The primary cause of the decrease was a significant decrease in stock-based compensation and management's efforts to reduce operating expenses. Officers' salaries decreased to $0 for the year ended September 30, 2003 from $190,000 for the year ended September 30, 2002, a decrease of $190,000. Consulting fees decreased to $113,785 for the year ended September 30, 2003 from $847,358 for the year ended September 30, 2002, a decrease of $733,573. Legal fees and audit fees decreased by $14,485 to $170,631 for the year ended September 20, 2003 from $185,116 for the year ended September 30, 2002. Miscellaneous charges decreased by $28,323 to $75,844 for the year ended September 30, 2003 from $104,167 for the year ended September 30, 2002. Operating expenses-related parties decreased to $99,500 from $1,185,173 in the year ended September 30, 2003, a decrease of $1,085,673 or 91.6%. The expense recognized for stock based compensation to an officer/directors and various consultants decreased to $0 for the year ended September 30, 2003, from $1,099,500 for the year ended September 30, 2002, a decrease of $1,099,500. For fiscal year ended September 30, 2003, and for the fiscal year ended September 30, 2002, accrued expense fees due to Maumelle Enterprises were at $0 and $66,329 respectively.

         Interest expenses increased by $523,588 from $616,193 during the year ended September 30, 2002, to $1,139,821 during the year ended September 30, 2003, an increase of 85%.

         The operating loss recorded for unconsolidated subsidiaries accounted for under the equity method totaled a loss of $75,000 for the year ended September 30, 2003, compared to a loss of $325,791 for the year ended September 30, 2002.

         The Company recognized a deferred income tax benefit of $0 for the year ended September 30, 2003, compared to $1,203,000 for the year ended September 30, 2002. In 2003 the Company recorded a valuation allowance equal to its deferred tax benefit. As a result of sales and gain from retirement of debt at a discount during the year ended September 30, 2002, the Company utilized a substantial amount of the net operating loss ("NOL") and subsequently examined its ability to utilize more of its remaining NOL and recognized a benefit from a portion of its remaining NOL.

         The Company paid $29,897 to Maumelle Enterprises, a related party, during the year. As of March 31, 2003, the Company no longer utilized the services of Maumelle Enterprises to manage its Maumelle Property, but is managing the property directly. During fiscal year ended September 30, 2003, the president of the Company received $0 compensation for his services and none was accrued, a decrease of $105,000 or 100% decrease from September 30, 2002. The president was paid $7,800 in expenses and accrued $0 in expenses, a decrease of $11,310 or 59.2% over the payment of expenses of $19,110 in fiscal year ended September 30, 2002. He also received a $10,000 management fees for the sales of certain of the Maumelle Property during fiscal year ended September 30, 2003. The president has agreed not to take or accrue any salary until the Company is in a financial position to pay such compensation. See ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-Maumelle Enterprises Inc., Agreement."

         The Company believes that its results of operations will improve with the implementation of its real estate development and lending programs, which had not significantly commenced as of the Company's fiscal year ended September 30, 2003.

         The Company does not foresee any significant elements of income or loss that would arise outside of the ordinary course of business, except for the losses that would likely arise if the Company becomes unable to (i) commence significant operations in financial lending (ii) commence significant operations in real estate development or (iii) has to liquidate the Maumelle Property for less than fair market value.

         Even if the Company can overcome its present liquidity issues, there is no assurance the Company will be able to successfully develop real estate projects or obtain revenue generating loans.

         FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK. The factors identified below are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward looking statement made by or on behalf of the Company, whether in this section or elsewhere in this Report or in any other written or verbal statement of the Company or its officers or directors. Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward looking projections. The Company does not intend to update these cautionary statements. The principal factors that could cause the Company's actual results to differ material from the forward looking statements include, but are not limited to the following:

          o the ability to overcome its present liquidity issues and generate sufficient revenues to fund day-to- day operations;
          o the ability to compete in the Florida, Arkansas and North Carolina real estate markets and in other markets where the Company intends to acquire real property;
          o the ability to obtain necessary permits and approvals for the development of our land;
          o the ability to obtain high-yield loans that are secured by adequate collateral;
          o    the ability to compete in the high-yield lending industry;
          o    adverse legislation or regulation;

          o availability of labor or material costs or significant increase in their costs;
          o increase in interest rates causing a decreases in sales in the real estate development industry and conversely a decrease in borrowers in the high-yield lending area;
          o    the level of consumer confidence;
          o the availability and cost of land in desirable areas and ability to expand successfully into these area;
          o    natural disasters;
          o the availability and cost of land in desirable areas and ability to expand successfully into these area;
          o the concentration of development and/or loans in South Florida and South West Florida;
          o    unanticipated litigation or legal proceedings;
          o    conditions in the capital, credit and development markets;
          o risks associated with increased insurance costs or unavailability of adequate coverage, perceived risk of travel and changes in economic conditions to due to recent events;
          o the continuation of current trends and the general economic conditions;
          o    the risk of defaults on loans made by the Mortgage Subsidiary;
          o the lack of security value of the collateral securing loans made by the Company;
          o the rapid growth of the Company may make it difficult to manage our growth effectively and could therefore have an adverse effect on business and financial results;
          o the Company's underwriting standards and procedures may not effectively reveal risks of bad performing loans or loans that may go into default;
          o the Company has limited access to capital and there can be no assurance that the Company will be able to acquire the necessary capital to operate its business;
          o the Company may pay up-front fees to mortgage brokers, management fees, and real estate fees if it purchases property which may reduce the amount of monies earned by the Company; and
          o the Company may become liable for unforeseen environmental obligations.

     If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

LIQUIDITY AND CAPITAL RESOURCES

     INDEBTEDNESS AND OTHER LIQUIDITY REQUIREMENTS. The principal amount of the Company's total debt at September 30, 2003, included, without limitation, the following (See also ITEM 2, "DESCRIPTION OF PROPERTY--MAUMELLE PROPERTY" for descriptions of encumbered properties referenced below):

          o As of September 30, 2003 and the date of this Report, the Company had $189,278 in non-recourse promissory notes ("Non-secured Notes") that had matured and was due and owing. The Company has been trying to settle these Non-secured Notes, but either were not able to contact the note holder or the note holder was non-responsive. During the year ended September 30, 2003, the Company negotiated settlement agreements with certain promissory note holders to exchange $1,700,445 in debt and accrued interest for $333,583 in cash and notes and 293,893 shares of Series A Preferred Stock. No preferred stock was issued or settlements made subsequent to the fiscal year ended September 30, 2003.

               The Non-Secured short-term debt was financed by private sources. The Non-Secured Notes generally bear interest at a rate ranging from 10.9% to 14% per annum, with a weighted average as of the Company's year end of 11.03% per annum, and matured nine months from the date of issuance of each note

          o $1,255,000 has been drawn on a $4,000,000 Boca Credit Line, as of September 30, 2003, and $1,245,000 as of the date of this Report. The Boca Credit Line is evidenced by the Boca Note secured by substantially all of the assets of the Operating Subsidiary an the Mortgage Subsidiary and the assets of any of the Company's wholly-owned subsidiaries, now owned or to be acquired. The collateral securing the Boca Note, includes a second priority mortgage on approximately 736 acres of the Maumelle Property, 1,000 shares of common stock of the Operating Subsidiary owned by the Company, representing one hundred percent of the issued and outstanding shares and one note receivable payable on March 26, 2005 with a face value of $1,000,000.00, and an annual rate of interest of 6.25%. The Boca Credit Line matures on November 1, 2004, and has an initial interest rate of ten percent (10%) per annum which, on a quarterly basis, adjust to a rate which is equal to the greater of ten percent per annum or one percent (1%) above the prime rate, as published in The Wall Street Journal, in effect on that date.

          o On January 24, 2003, the Company assumed 3,500,000 in a loan from New Era Life Insurance Inc. ("New Era Loan") when it reacquired 251 acres of real property in Maumelle, Arkansas for its membership interest in TradeArk Properties. The loan is secured by the 251 acres of real property and carries an interest rate of 13% per annum and matured on November 2003, when it was extended verbally by New Era. The Company is currently negotiating to renew the loan. Payments of interest only are due quarterly. As of the Company's fiscal year-end and the date of this Report, the loan had a balance of $1,665,856.

          o Secured Promissory Notes. On September 11, 2003, the Company borrowed $3,000,000 evidenced by secured promissory notes from individual investors . The notes have a per annum interest rate of 8% and are payable monthly, interest only, with the principal and interest due three years from September 11, 2003. The Secured Notes are secured by a first priority mortgage on approximately 250 acres of the Maumelle Property and a Collateral Pledge on $2,100,000 cash proceeds and any substitute collateral thereafter.

         CERTAIN RECENT EVENTS RELATING TO THE COMPANY'S INDEBTEDNESS AND LIQUIDITY REQUIREMENTS

Debt Reduction - Issuance of Preferred Stock
--------------------------------------------

         During the fiscal year-ended September 30, 2003, the Company exchanged $1,700,445 in debt, including principal and interest, with a group of Non-Secured Promissory Note Holders for 293,893 shares of Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), par value $0.01 per share. See
ITEM  5,  "MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDERS  MATTERS  - -
Dividends."

         During the fiscal year, the Company reduced the New Era loan by $1,991,166.56 in principal and interest from the sale of approximately 211 acres of the Maumelle Property, including 192 acres of single family land and 19 acres of multi-family lots See ITEM 2, "DESCRIPTION OF PROPERTY," and below "- - Certain Capital Raising Transactions."

         The  Company's  current  illiquidity   prevents  it  from  meeting  its
day-to-day  operational  liabilities,   except  with  borrowed  funds.  Although
management anticipates that the sale of all or portions of the Maumelle Property, its development projects and loan portfolio will generate progressive revenues for the Company, there can be no assurance the Company will be able to generate enough revenues to meet its financial obligations, much less profits from such activities See ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - - Certain Capital Raising Transactions."

         CERTAIN  CAPITAL  RAISING  TRANSACTIONS.  During the fiscal  year ended
September  30,  2003,  the  Company   obtained  capital  through  the  following
transactions:

          On January 10, 2003, West Maumelle L.P., retired one of the debts owed to the Operating Subsidiary, comprised of a promissory note in the face amount of $1,070,000 ("Note 1"). In satisfaction of Note 1, West Maumelle paid a cash payment of $500,000.00 and assigned a $640,000 promissory note made by an unaffiliated third party made payable to West Maumelle L.P. The $640,000 note is secured by a mortgage to certain real property located in Maumelle, Arkansas, and pays interest at a rate of 5.75% per annum with interest paid monthly, with a maturity date of July 10, 2004. On June 30, 2003, the Company assigned the $640,000 note, for the discounted amount of $570,000 to a group of investors, one of whom is an entity controlled by an officer and a controlling shareholder of the Company.

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

         On January 24, 2003, Capitol Development of Arkansas, Inc. entered into an Agreement with Trade Partners, Inc., a Michigan corporation to dissolve TradeArk Properties. Under the terms of the Agreement, the Company exchanged its 35.16% membership interest for approximately 251 acres of real property originally contributed to TradeArk by the Company. The land, comprised of single family, multi-family and commercial land, is located in the City of Maumelle, the County of Pulaski, Arkansas. The Company assumed approximately three million five hundred thousand dollars ($3,500,000 00) in debt held by New Era Life, secured by the real property and a $580,000 liability to Trade Partners, which Trade Partners assigned to unaffiliated third party.

         The real property received from TradeArk has been pledged as collateral to New Era for a loan with a first priority mortgage and a second priority mortgage to Boca First to secure $4,000,000.00 line of credit. See ITEM 2, " DESCRIPTION OF PROPERTY."

         On May 28, 2003, the Company completed the sale of approximately 19 acres of multi-family land of the Maumelle Property. The multi-family tract was used to partially secure the senior loan from New Era and a junior loan from Boca First. From the sale, the Company received gross proceeds of $700,882.20, and net proceeds of $38,673.07 after closing costs and a partial payoff in the amount of $606,674 to New Era. See ITEM 2, " DESCRIPTION OF PROPERTY.- - Multi-Family Lots."

         On July 1, 2003, the Company completed the sale of approximately 192 acres of single-family land of the TradeArk Property, known as the Pine Ridge Tract. The Pine Ridge tract was used to partially secure a loan from New Era and a loan from Boca First, junior to the New Era loan. From the sale, the Company received gross proceeds of $2,016,000 and net proceeds of $491,781 after closing costs and a partial payoff in the amount of $1,384,492 to New Era.

         The Company sold $3,000,000 in secured debt securities to private investors ("Secured Notes") in a private placement offering pursuant to Rule 506 of Regulation D. The Secured Notes bear interest at a rate of 8% per annum, with interest payable monthly commencing the month subsequent to the closing date of September 11, 2003. The entire principal and any accrued interest is due and payable three years after the closing date. The Secured Notes are be secured by a first priority mortgage on approximately 250 acres of the Company's real property located in Maumelle, Arkansas, known as the Single-Family Tract. Boca First has a second priority mortgage on the same property securing its line of credit. See ITEM 2, "DESCRIPTION OF PROPERTY."

         The Company utilized the services of an investment banker to sell the Secured Notes The investment banking firm was paid 2% of the aggregate offering price for such services and 2% for expenses. The proceeds from the offering are being used primarily for acquisitions, real estate development and collateralized lending. Approximately $700,000 is being used for operating capital.

         The Company also has signed a six month consulting agreement with the investment banking firm to assist the Company in structuring and determining potential acquisitions. For such services the Company has agreed to pay the investment banking firm a fee of $10,000 a month and 1,000,000 shares of restricted common stock with registration rights. See ITEM 5, "MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."

           SUBSEQUENT EVENTS

         On October 1, 2003, the Company issued 1,000,000 shares of restricted common stock to Noble Financial International Inc., in consideration of consulting services to be performed over a six-month period. The stock provides registration rights to Noble if and when the Company registers additional securities with the Securities and Exchange Commission.

         On October 15, 2003, the Mortgage Subsidiary made a commercial loan in the amount of $525,000 to a group that owns and operates hotels in Arkansas. The loan has an interest rate of 18% per annum, payable monthly, interest only, until it matures October 15, 2004 when all accrued interest and principal is due and payable. The loan is secured by real property located in Arkansas which the Company holds second and third priority mortgages.

         On October 31, 2003, the Mortgage Subsidiary made a commercial loan in the amount of $553,000 to a developer for construction purposes. The loan bears interest at 12.50% per annum , payable monthly interest only, until it matures on November 1, 2004, when all principal and accrued interest is due and payable. The loan is secured by a mortgage on certain real property located in Lee County, Florida. In order to leverage the Company's lending power and enhance its revenues from financial arbitrage, the Mortgage Subsidiary borrowed $430,000 from a commercial bank at 8% for a portion of the loan.

         On November 19, 2003, the Development Subsidiary purchased real property in Toxaway Falls, North Carolina for a purchase price of $120,000. The Company has begun construction of 12 townhouse units with a joint venture partner with building experience in this type of construction in North Carolina. It is the intention of the Company that the construction will be financed by the Mortgage Subsidiary, which has already made a loan commitment for the project in the amount of $1,600,000. The Company has also entered into a contract to purchase the lot adjacent to the Toxaway Falls Lot for a purchase price of $120,000 to construct additional units. The Company intends to transfer the real property into a subsidiary formed for the purpose of holding and developing the property.

         On November 20, 2003, the Mortgage Subsidiary participated in a commercial loan in the amount of 250,000 to a developer of high-ended single-family residences. The total amount of the loan is $1,250,000 and has an interest rate of 12% per annum, payable interest only monthly until it matures on November 19, 2005, when all principal and any accrued interest is due and payable. The loan is secured by a mortgage on the property located in Lighthouse Point, Florida. The Development Subsidiary entered into a joint venture, with a Florida builder to construct the residential unit. Under the terms of the Operating Agreement, the Development Subsidiary receives a monthly management fee equal to 4% per annum interest on any remaining balance of the construction loan. Upon complection and sale of the residential unit, the developer has the right to purchase the Development Subsidiary's membership interest for set purchase price of $150,000.

         The Mortgage Subsidiary currently has approximately $8,900,000 in requested commercial loans to developers being considered by the loan committee.

         Subsequent to the fiscal year-end, in November, the Company moved its principal place of business to its own offices located in Boca Raton. The Company has a 30 month lease for 2,200 square feet at approximately $4,000 per month, including CAM..

         PROSPECTIVE SOURCES OF LIQUIDITY. Current operating cash flows do not service the Company's existing debt or the Company's day-to-day operations.

         The Company has listed, with an unaffiliated real estate broker, all of the Maumelle Property for sale during the fiscal year ended September 30, 2003, in order to reduce its current debt and for working capital and intents to keep the property listed for sale during the fiscal year 2004.

         With respect to prospective long-term liquidity, the Company has identified several real estate acquisition and financing opportunities as a part of its strategic business plan that will allow it to generate cash flow from real estate development, interest on its investments, financing arbitrage, hypothecation arbitrage, development fees, and equity participations from joint ventures. The Company has acquired and intends to continue to acquire and/or develop real estate and loans for its own portfolio in fast growing markets such as Florida and North Carolina.

         The Company is currently in the process of raising additional funds through a private placement offering, pursuant to Rule 506 of Regulation D, of debt securities with a minium offering of $1,000,00 and a maximum of $8,000,000, from private investors to assist the Company in implementing its business plans. There can be no assurance, however, that the Company will successfully be able to raise all or some of the additional funds or if it does, that its development and investment plans will generate revenues or net profits to the Company. See
ITEM 1, "DESCRIPTION OF BUSINESS--BUSINESS OF THE COMPANY--GROWTH STRATEGIES."

         The Company expects to pay commissions to Noble International Investments, Inc. ("Noble"), a registered broker/dealer firm, equal to two and one quarter percent (2.25%) of the gross proceeds of the Offering or $180,000, whichever is greater, and subject to raising a least $3,000,000 in the Offering. In addition, Noble, or its designee, shall be provided with restricted common stock of 2,500,000 shares of the Company upon the completion of the offering.. Management of the Company anticipates that it will raise at least a portion of the Secured Promissory Note offering. No commissions will be paid on portions raised by management.

         COMPARISON OF YEAR ENDED SEPTEMBER 30, 2003 TO YEAR ENDED SEPTEMBER 30, 2002. At September 30, 2003, the Company had total assets of $9,479,037, an increase of $2,506,859 or 35.9% from the Company's total assets as of the fiscal year ended September 30, 2002. The Company had cash of $2,661,998 at September 30, 2003, compared to $16,981 on September 30, 2002, an increase of $2,645,017.
This increase was a result of $3,000,000 in borrowed funds evidenced by secured promissory notes during the fiscal year ended September 30, 2003. See "LIQUIDITY AND CAPITAL RESOURCES" above.

         Accrued interest receivable increased to $41,431 on September 30, 2003 from $5,463 on September 30, 2002, an increase of $35,968. Current notes receivable decreased to $1,000,000 on September 30, 2003 from $2,070,000 on September 30, 2002. This and noncurrent decrease was a result of payments of notes receivable. Non-current interest receivable decreased to 0 on September 30, 2003 from $78,434 on September 30, 2002. Non-current notes receivable decreased to $0 on September 30, 2003, from $1,570,000 on September 30, 2002, a decrease of $1,570,000. See discussion below.

         The carrying value of the Company's real estate holdings increased by $3,082,368 during the year, from $1,300,140 in fiscal year ended September 30, 2002 to $4,382,508 in fiscal year ended September 30, 2003. The net increase was a result of the reacquisition of 251 acres of single family, multifamily and commercial land in Maumelle, Arkansas in connection with the dissolution of TradeArk Properties.

         The deferred tax benefit of $1,203,000 recorded in the year ended September 30, 2002, did not require an adjustment as of September 30, 2003.

         The Company's investment in Trade Ark decreased to $0 from $2,291,089, in the period reflecting the dissolution of TradeArk and the Company's reacquisition of TradeArk land assets which are now included in land and real estate.

         Total liabilities of the Company as of September 30, 2003, were $9,479,037 an increase of $2,506,858 from the September 30, 2002 total of $6,972,179. The current liability for notes payable decreased by $1,120,445 during the fiscal year ended September 30, 2003, from 2,029,168 to $908,723. The decrease was the result of settlement of unsecured promissory note debt. Long term liabilities increase to $4,665,857 in the fiscal year ended September 30, 2003 from $0 for the fiscal year ended 2002. The increase was a result of funds received from secured promissory notes and the assumption of a loan securing the reacquisition of real property from TradeArk.

         Accounts  payable  and  accrued  expenses   decreased  by  $708,007  to
$287,038, as of September 30, 2003, from $995,045, as of September 30, 2002.

         Accrued interest decreased by $345,193 to $96,537, as of September 30, 2003, from $441,730, as of September 30, 2002. The major portion of the decrease was due to the settlement of various unsecured notes payables.

         Shareholders' Equity decreased by $328,806. The net decrease is comprised of a net loss recorded for the fiscal year of $911,957, the issuance of 293,893 new shares of the Company's preferred stock at a value of $1.00 per share for loan settlements, the issuance of 200,000 shares of the Company's common stock at an approximate value of $0.07 per share for services, a reduction of $300,000 related party notes receivable for common stock, dividends paid or accrued totaling $123,732, and the reversal of a 2002 tax accrual in the amount of $98,990.

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

         PART III

         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


         DIRECTORS AND EXECUTIVE OFFICERS

                                                     Date of    Expiration of
        Name                 Age   Position          Election   Director Term
        ----                 ---   --------          --------   --------------

        Michael G. Todd      54    Chairman,           7/95      2003 or until
                                   and President                 Successor
                                                                 elected

        Thomas Blake*        69    Director            3/97      10/1/03

        David R. Paes **     48    Vice President,     7/95      N/A
                                   Treasurer and
                                   Assistant Secretary

        Raymond Baptista     61    Director            5/01      2003 or until
                                   Vice President     10/97      successor
                                   Of Finance and                elected
                                   Secretary

        Ashley Bloom         29    Vice President      7/02      2003 or until
                                   Treasurer, Asst.              successor
                                   Secretary                     elected

        Donald R. LeGault*** 64    Director           10/03      2003 or until
                                                                 successor
                                                                 elected

         * On October 1, 2003, Thomas Blake, director of the Company resigned for personal reasons. The Board of Directors elected to appoint Donald R. Le Gault , director to serve until the next annual shareholders meeting or until a successor is appointed.

         ** On April 2, 2003, David Paes, vice president and treasurer of the Company and assistant secretary of the Operating Subsidiary resigned for personal reasons. Ashley Bloom, vice president of the Company was appointed by the Board of Directors as treasurer and assistant secretary of the Operating Subsidiary to success Mr. Paes.

         *** Effective October 15, 2003, the Board of Directors appointed Donald
R. LeGault to serve as director until a successor is elected, for board seat vacated by Thomas Blake.

         The following is a biographical summary of the experience of the directors and executive officers of the Company:

         MICHAEL G. TODD. Chairman of the Board, President and Chief Executive Officer of the Company. Todd also is the sole Director and President of the Operating Subsidiary. Todd has extensive experience in the banking industry, having been the President and Chief Executive Officer of two Southern California banks, Orange City Bank and Bay Cities National Bank. Todd also serves on the board of directors of eRADLINK, a privately held medicial-film-to- digital-image conversion company.

         THOMAS BLAKE. Director. Blake is director, business/finance, of Glenwood L. Garvey Associates, an urban planning and consulting firm. He is the founder and former principal of Thomas C. Blake Consulting. He is a director of West Coast Savings & Loan and formerly was a director of various other financial institutions. Mr. Blake resigned as director on October 1, 2003, for personal reasons.

         RAYMOND C. BAPTISTA. Director. Baptista has 25 years experience in banking and finance, both nationally and internationally. He has also been actively involved in real estate acquisitions and development and was president and CEO of a national real estate management company. Baptista has served as director of Summa Energy Development Corp., a mining services company, since July 2001.

         DAVID R. PAES. Vice President, Treasurer, and Assistant Secretary. Paes has been involved in real estate development as a chief financial officer of two real estate land companies since 1977, and is a certified public accountant. Mr. Paes resigned for personal reasons from all offices on April 2, 2003.

         ASHLEY B. BLOOM. Vice President, Treasurer and Assistant Secretary.. Bloom is a certified public accountant and a licensed mortgage broker in the state of Florida. Bloom's experience includes working with Coopers & Lybrand LLP in the Ligation Consulting and Corporate Finance department and in the real estate development industry since 1998. Bloom has been involved in developing various real estate projects over the last five years in excess of $50,000,000 in Florida through development and/or ownership interest. He has extensive experience in negotiating the acquisition and development of projects, through site planning, pro forma and cash flow analysis, financing, operational management to sales and marketing programs.

         DONALD R.LE GAULT. Director. Mr. LeGault was appointed by the Board of Directors on October 15, 2003 to succeed Thomas Blake, who resigned for personal reasons. Mr. LeGault has extensive experience in real estate investment and development and is currently the owner of Sell America Realty Corporation, a real estate brokerage firm specializing in commercial properties, primarily in South Florida. He also is the current president of the South Florida Real Estate Exchangors, as well as chairman of the Florida Real Estate Marketing Association.


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

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Federal securities laws require the Company's directors and executive officers and persons who own more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any securities of the Company. To the Company's knowledge all of the Company's directors, executive officers, and greater-than-10% beneficial owners made all required filings for the fiscal year ended September 30, 2003.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to the compensation that was paid in the 2003 fiscal year to the Company's executive officers and the aggregate compensation paid by the Company for services rendered during the periods indicated:



                           SUMMARY COMPENSATION TABLE

                                                      LONG-TERM COMPENSATION

      ANNUAL COMPENSATION                           AWARDS              PAYOUTS

(a)        (b)      (c)        (d)     (e)          (f)           (g)        (h)     (i)

Name &     Year     Salary     Bonus   Other        Res-          Securi-            All
Prin-      or         ($)       ($)    Annual       tric-         ties       Pay-    Other
cipal      Period                      Compen-      ted           Under-     outs    Compen-
Position   Ended                       sation       Stock         Lying      LTIP    sation
                                                                  Options/
                                                                  SARs
Michael    9/30/03  $0           0       0           0               0         0       0
Todd,
Chairman/
President


         (1) Michael G. Todd has been employed as President of the Company since November 1994. During fiscal year, Mr. Todd agreed to forego all salary since the Company was not in a financial position to pay such expenses.

         The following table provides information about the Company's capital common stock that may be issued under the Non-Qualified Stock Incentive Plan ("Employee Stock Plan").

           (a) The information presented in the Financial Statements, Financial Footnotes entitled "Capital Transactions," is incorporated herein by reference.

           (b) The following table provides information about the Company's capital common stock that may be issued under the Employee Stock Plan, as of September 30, 2003.



                                             EQUITY COMPENSATION PLAN INFORMATION

           Plan               No. of Securities          Weighted-average           No. of securities
           Category           to be issued upon          exercise price of          remaining available
                              exercise of out-           outstanding options,       for future issuance under
                              standing options,          warrants & rights          equity compensation plan
                              warrants & rights                                     (excluding securities
                                                                                    reflected in column

                                    (a) (1)                 (b)(2)                         (c)
           Non-Qualified
           Employee Incent-
           i ve Stock Plan          3,000,000                N/A
           Approved by
           Security Holders(3)

           Number of securities
           issued under the plan      200,000                $.07

           Total                    3,000,000                N/A                        325,000(4)


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

         (4) Subsequent to the Company's fiscal year-ended September 30, 2003, the Company issued options to purchase 15,000 shares of common stock at an exercise price of $.075 per share to three of its employees. The Company also issued an option to purchase 5,000 shares of common stock to Raymond Baptista, director of the Company at an exercise price of $0.75 per share.

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

         DIRECTOR COMPENSATION

         For the fiscal year ended September 30, 2003, outside directors were not compensated for their services. Commencing in January 2004, outside directors will receive $500 per meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the beneficial ownership of shares of Common Stock as of September 30, 2003, for (i) each person who is known by the Company to be the beneficial owner of more than a 5% interest in the Company,
(ii) directors of the Company, (iii) the sole "named executive officer" of the Company, as defined in Item 402(a)(2) of SEC Regulation S-B, and (iv) the directors and named executive officer of the Company as a group. Unless otherwise indicated in the footnotes, all such interests are owned directly, and the indicated person or entity has sole voting and investment power. Addresses are provided only for 5% or greater owners.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                           Name and
         Title of Class    address of               Amount and          Percent
                           beneficial               nature of bene-     of class
                           owner(1)                 ficial owner

         Common Stock      Michael G. Todd(2)         16,706,896          66.69%

         Common Stock      Howard Bloom(3)            18,116,000          72.32%

         Common Stock      Alan Katz (4)              16,200,000          64.67%

         Common Stock      Thomas Blake(7)            0                   0%

         Common Stock      Raymond Baptista           0                   0%

         Common Stock      David Paes(8)              50,000               .002%

         Common Stock      Ashley Bloom(5)            16,035,000          64.01%

         Common Stock      Leonard Gross(6)           16,000,000          63.87%

         Common Stock      Directors and Executive
                           Officers as a Group        19,107,896 shares   76.28%

         (1) Unless otherwise indicated, the address of the beneficial owner is 7100 Camino Real Blvd., Suite 402, Boca Raton, Florida 33433.

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

         (3) 16,000,000 of these shares are owned by Boca First Capital LLLP, the controlling shareholder of the Company of which Howard. Bloom has a limited partnership interest. Howard Bloom is a managing member of Addison Capital Group, the general partner of Boca First Capital LLLP. 90,000 shares are owned by Mr. Bloom's spouse and minor child and 2,000,000 are beneficially owned by MB 2002, LLC, a Florida limited liability company which Mr. Bloom and his spouse are the sole managing members.

         (4) 16,000,000 of these shares are owned by Boca First Capital LLLP, the controlling shareholder of the Company of which Mr. Katz has a limited partnership interest. Mr. Katz also directly owns 200,000 shares.

         (5) 16,000,000 of these shares are owned by Boca First Capital LLLP, the controlling shareholder of the Company of which Ashley Bloom has a limited partnership interest. Mr. Bloom also directly owns 35,000 shares. See ITEM 9, "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS."

         (6) 16,000,000 of these shares are owned by Boca First Capital LLLP, the controlling shareholder of the Company of which Mr. Gross has a limited partnership interest.

         (7)  Thomas Blake  resigned as director on October 1, 2003 . See, ITEM
              9,  "  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT."

         (8) David Paes resigned as treasurer and vice president on April 2, 2003.. See, ITEM 9, " DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         SERVICES PROVIDED BY AFFILIATED COMPANIES


         The Company has paid fees or expects to pay fees to certain affiliated companies for various types of services, and will continue to do so in the future. These arrangements are summarized below.

         MAUMELLE ENTERPRISES, INC. AGREEMENT. The Company had an oral agreement with Maumelle Enterprises, Inc. ("Maumelle Enterprises") to provide management and administrative services for the Maumelle Property. As of March 31, 2003, the Company decided to directly manage the Maumelle Property and ceased doing business with Maumelle Enterprises. David Paes and Mary Peyton each own 50% of the outstanding shares of Maumelle Enterprises. Mary Peyton is the President of the Home Construction Subsidiary and David Paes was an officer of the Company until April, 2003.

         The Company had paid Maumelle Enterprises $29,897 as September 30, 2003 and as the date of this Report.

         SUBLEASING OF OFFICE SPACE. The Company subleased its Boca Raton office from B&G Acceptance Corp., a Florida corporation controlled by a beneficial owner of Boca First. The Company paid 72,000 for the office space and a total of $34,151.21 in expenses, as of September 30, 2003.

         Subsequent to the fiscal year-end, the Company moved its principal place of business to its own offices located in Boca Raton. The Company has a 31 month lease for 2,200 square feet at approximately $4,000 per month, including CAM..

         PRIME REALTY & INVESTMENTS INC. ("Prime") is a real estate brokerage firm beneficially owned by Howard Bloom, a controlling shareholder of the Company through his beneficial interest in Boca First. Prime may receive commissions derived from transactions dealing with the Company, either directly or paid by the borrower. Management anticipates that any such commissions paid will based on standard industry fees at the accepted rates paid to non-affiliated third parties. These activities constitute an inherent conflict of interest.

         HIGHLAND MORTGAGE & FINANCE CO., ("Highland Mortgage"), is a mortgage brokerage firm owned and controlled by Ashley Bloom, the Company's vice president and treasurer and a beneficial owner of the Company. Highland Investment may receive mortgage broker fees derived from transactions dealing with the Company directly or paid by the borrower. Management anticipates that any such commissions paid to Highland Mortgage will based on standard industry fee at the accepted rates paid to non-affiliated third parties. These activities constitute an inherent conflict of interest

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) FINANCIAL STATEMENTS AND EXHIBITS

         FINANCIAL STATEMENTS


CAPITOL FIRST CORPORATION, INCLUDING PREDECESSOR CORPORATION AND SUBSIDIARIES.

         Report of Independent Auditors.................................. F-1

         Balance Sheet as of September 30, 2003.......................... F-2

         Statements of Operations for the Years Ended
         September 30, 2003 and 2002..................................... F-3

         Statements of Changes in Shareholders' Equity
         September 30, 2003.............................................. F-4

         Statements of Cash Flows for the Years Ended
         September 30, 2003 and 2002..................................... F-5

         Notes to Financial Statements................................... F-6

                              BAUM & COMPANY, P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS
                        1515 UNIVERSITY DRIVE - SUITE 209
                          CORAL SPRINGS, FLORIDA 33071


                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Capitol First Corporation and Subsidiaries
Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Capitol First Corporation and subsidiaries ( formerly Capitol Communities Corporation. ) as of September 30, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2003, and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Capitol First Corporation and subsidiaries ( formerly Capitol Communities Corporation ) as of September 30, 2003 and the results of its operations and its cash flows for the years ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America..


/s/ Baum & Company, P.A.
------------------------
    Baum & Company, P.A.

Coral Springs, Florida
December 29, 2003




Capitol First Corporation and Subsidiaries
Consolidated Balance Sheet
as of September 30, 2003



Current Assets
      Cash                                                            $  2,661,998
      Accounts Receivable                                                     --
      Accrued Interest Receivable                                           41,431
      Notes receivable-Current                                           1,000,000
      Other Current Assets                                                 190,100
                                                                      ------------
               Total Current Assets                                      3,893,529
                                                                      ------------


Other Assets
      Land and Real Estate Holdings                                      4,382,508
      Deferred Tax Benefit                                               1,203,000
                                                                      ------------
               Total Other Assets                                        5,585,508
                                                                      ------------

               Total Assets                                           $  9,479,037
                                                                      ============




Current Liabilities
      Notes Payable                                                   $    908,723
      Accounts Payable & Accrued Expenses                                  287,038
      Accrued Expenses- Related Parties                                     10,053
                                                                      ------------
               Total Current Liabilities                                 1,205,814
                                                                      ------------

Long Term Liabilities
      Notes Payable Non Current                                          4,665,857
      Note Payable- Related Party                                        1,255,000
                                                                      ------------
               Total Long Term Liabilities                               5,920,857
                                                                      ------------

                                                                      ------------
               Total Liabilities                                         7,126,671
                                                                      ------------

Stockholders' Equity

      Preferred Stock-$.01 par value, 10,000,000 shares                     41,376
               authorized; 4,137,591 shares issued and outstanding
      Common Stock-$.01 par value, 40,000,000 shares                       292,900
               authorized; 29,290,050 shares issued and outstanding
      Additional Paid in Capital                                        14,172,886
      Preferred Stock Dividend                                            (323,195)
      Treasury Stock; 3,629,989 shares                                  (4,805,229)
      Accumulated Deficit                                               (7,026,372)
                                                                      ------------

               Total Stockholders' Equity                                2,352,366
                                                                      ------------

               Total Liabilities and
               Stockholders' Equity                                   $  9,479,037
                                                                      ============



See Accountant's Report and Supplemental Footnotes.



Capitol First Corporation and Subsidiaries
Consolidated Statements of Operations
For the Year Ended September 30, 2003 and 2002



                                                               2003             2002
                                                               ----             ----

Revenues:
       Sales                                               $  2,721,933    $  8,500,000
                                                           ------------    ------------

       Total Revenues                                         2,721,933       8,500,000

       Cost of Sales                                          3,024,559       4,256,899
       Cost of Sales-Related Party Commissions                     --           120,000
                                                           ------------    ------------
               Total Cost of Sales                            3,024,559       4,376,899

Gross Profit                                                   (302,626)      4,123,101

Operating Expenses:
       General & Administrative Expenses                        517,380       1,450,073
       General & Administrative Expenses-Related Parties         99,500       1,185,173
                                                           ------------    ------------
               Total Operating Expenses                         616,880       2,635,246
                                                           ------------    ------------

Net Income (Loss) Before
       Other Income/(Expense)                                  (919,506)      1,487,855

Other Income and (Expense)
       Operations of Unconsolidated Investments                 (75,000)       (325,791)
       Interest Income                                           97,958          83,897
       Other Income                                                --             4,740
       Interest Expense                                        (950,914)       (595,854)
       Interest Expense- Related Parties                       (188,907)        (20,339)
                                                           ------------    ------------
               Total Other Income and (Expense)              (1,116,863)       (853,347)
                                                           ------------    ------------

Net Income (Loss) from continuing operations                 (2,036,369)        634,508

Income Tax Expense (Benefit)
       Current                                                     --                 0
       Deferred                                                    --         1,203,000
                                                           ------------    ------------
               Total Income Tax Expense (Benefit)                  --         1,203,000
                                                           ------------    ------------

Net Income (Loss) before Extraordinary Items                 (2,036,369)      1,837,508

Extraordinary Items
       Gain from retirement of debt at a discount,
          net of income tax provision of $0                   1,194,710       2,508,195
       Loss on Discount of Note                                 (70,298)           --
                                                           ------------    ------------
               Total Extraordinary Items                      1,124,412       2,508,195
                                                           ------------    ------------

Net Income (Loss)                                             ($911,957)   $  4,345,703
                                                           ============    ============

Basic Income (Loss) per share
       Income (Loss) before extraordinary item                   ($0.07)   $       0.07
       Extraordinary Items                                         0.04            0.10
                                                           ------------    ------------

       Net Income (Loss)                                         ($0.03)   $       0.18
                                                           ============    ============

Weighted average shares outstanding:                         29,090,050      24,754,197
                                                           ============    ============


See Accountant's Report and Supplemental Footnotes.



Capitol First Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity as of September 30, 2003

                                 Preferred     Preferred    Common        Common       Add'l Paid     Treasury       Accumulated
                                  Shares        Stock       Shares        Stock        In Capital       Stock           Deficit
-----------------------------------------------------------------------------------------------------------------------------------

Balance at 9/30/01                     -             -      7,770,050     $ 77,700     $ 7,504,513    $ (4,795,852)  $ (10,460,118)

Common Stock issued 10/18/01
    for Services                                            9,895,100       98,951       1,392,378
    for Accrued Expenses                                    4,104,900       41,049         577,622
    for Note Receivable                                     2,000,000       20,000         280,000
    sold for Cash                                             100,000        1,000           4,000

Common Stock issued 2/25/02
    for Services                                            3,473,260       34,733         182,593
    for Accrued Expenses                                      726,740        7,267          65,407

Common Stock issued 3/26/02
    for Services                                                5,000           50             263
    for Accrued Expenses                                      140,000        1,400           7,350

Common Stock issued 3/29/02
    for Services                                               75,000          750           3,000

Exercise of Stock Options
    authorized April 18, 2002                                                               19,545
    issued August 12, 2002
        for Services                                          600,000        6,000          21,000
        for Accrued Expenses                                  200,000        2,000           7,000

Preferred Stock Issued
    on August 12, 2002         3,135,714        31,357                                   3,104,357
    on September 09, 2002        569,027         5,690                                     563,337
    on September 27, 2002        138,957         1,390                                     137,567

Common Stock Repurchase                                                                                     (9,377)

Net Income (Loss) for
    the Year Ended 9/30/02                                                                                               4,345,703

                             ------------------------------------------------------------------------------------------------------
Balance at 9/30/02             3,843,698        38,437     29,090,050      290,900      13,869,932      (4,805,229)     (6,114,415)
                             ----------------------------------------------------------------------================================

Common Stock Issued 09/30/03
        for Services                                          200,000        2,000          12,000

Preferred Stock Issued
    on December 19, 2002         216,858         2,169                                     214,689
    on July 17, 2003              52,035           520                                      51,515
    on September 30, 2003         25,000           250                                      24,750

Net Income (Loss) for
   the Year Ended 09/30/03                                                                                                (911,957)
                            -------------------------------------------------------------------------------------------------------

Balance at 09/30/03            4,137,591      $ 41,376     29,290,050    $ 292,900    $ 14,172,886    $ (4,805,229)   $ (7,026,372)
                            =======================================================================================================






See Accountant's Report and Supplemental Footnotes.




Capitol First Corporation and Subsidiaries
Statements of Cash Flows
For the Year Ended September 30, 2003 and 2002


                                                                      2003              2002
                                                                      ----              ----

Cash Flows from Operating Activities:
      Net Income (Loss)                                             $(2,036,369)   $ 4,345,703
      Depreciation                                                          738          1,823
      Services paid by Issuance of Common Stock                          14,000      1,739,718
      Common Stock Options granted for Services                            --           19,545


      Adjustments to Reconcile Income (Loss)
      to Net Cash Used for operating Activities                            --
          (Increase) Decrease in Accrued Interest Receivable             42,466        (83,897)
          (Increase) Decrease in Other Current Assets                  (187,469)        (1,688)
          Increase (Decrease) in Accrued Expenses                      (409,554)    (1,519,299)
          Increase (Decrease) in Accrued Expenses-Related Parties       (40,741)       (15,535)
          (Increase) Decrease in Deferred Tax Asset                        --       (1,203,000)
                                                                    -----------    -----------

      Net Cash (Used) Provided for Operations                        (2,616,929)     3,283,370
                                                                    -----------    -----------



Cash Flows from Investing Activities:
          (Increase) Decrease in Real Estate Holdings                (3,082,368)     4,057,370
          (Increase) Decrease in Investments                          2,291,089        325,791
          (Increase) Decrease in Notes Receivable                     1,070,000     (2,070,000)
          Disposal of Fixed Assets (net)                                  3,703           --
                                                                    -----------    -----------

                                                                    -----------    -----------
      Net Cash Provided (Used) in Investing Activities:                 282,424      2,313,161
                                                                    -----------    -----------

Cash Flows from Financing Activities:
      Proceeds from sale of Common Stock                                   --            5,000
      Proceeds from Notes Payable - Related Party                        39,000      1,216,000
      Proceeds from Notes Payable                                     7,080,000           --
      Payment of Notes Payable                                       (2,116,283)    (6,691,844)
      Payment of Preferred Dividends                                    (23,195)      (199,463)
      Acquisition of Treasury Stock                                        --           (9,377)
                                                                                   -----------

      Net Cash Provided (Used) in Financing Activities:               4,979,522     (5,579,684)
                                                                    -----------    -----------

Net Increase (Decrease) in Cash                                       2,645,017         16,847

Beginning Cash                                                           16,981            134
                                                                    -----------    -----------

Ending Cash                                                         $ 2,661,998    $    16,981
                                                                    ===========    ===========


Schedule of Noncash Financing Activities
      Common Stock Issued for Accrued Expenses                             --          709,095
      Common Stock Issued for Note Receivable                              --          300,000
      Common Stock Issued for Services                                   14,000      1,739,718
      Preferred Stock Issued for Debt                                   293,893      3,843,698
      Reoganization Expenditures                                           --           28,746
      Gain on Extinguishment on Notes Payable                         1,124,412      2,508,195
Supplemental Information:
Interest paid                                                       $ 1,335,046    $   794,385
Taxes Paid                                                          $      --      $      --



See Accountant's Report and Supplemental Footnotes.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES

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

On October 15, 2003, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change its name from Capitol Communities Corporation to Capitol First Corporation.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

B. PRINCIPLES OF CONSOLIDATION

The Consolidated financial statements include accounts of its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

C. RESTATEMENT OF FINANCIAL STATEMENTS
The financial statements for the fiscal year ended September 30, 2003, have been restated to reflect an over-accrual of approximately $98,000 of accrued taxes.

D. RECLASSIFICATIONS
Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

E. REAL ESTATE HOLDINGS
Real estate investments are stated at the lower of cost or market. Acquisition costs are allocated to respective properties based on appraisals of the various properties acquired in the acquisition.

F. INCOME TAXES
In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has net operating losses (NOL's) of approximately $9,000,000 expiring in the years 2009 through 2022.

Deferred tax benefit (34% statutory rate)     $  3,060,000
Valuation allowance                              1,857,000
                                              ------------
Net Benefit                                   $  1,203,000
                                              ------------

Based on the anticipation of future profitable operations for the years subsequent to 2002, a deferred tax asset was recognized in 2002. Currently, due to the material operating loss incurred during the fiscal year ended September 30, 2003, no adjustment was deemed necessary.

G. REVENUE RECOGNITION
Revenue is recognized under the full accrual method of accounting upon the completed sale of real property held for development and sale. All costs incurred directly or indirectly in acquiring and developing the real property are capitalized.

H. USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

I. CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash on hand, cash in banks, and any highly liquid investments with a maturity of three months or less at the time of purchase. The Company and its Subsidiaries maintain cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the cash balances may exceed federally insured limits. We have not experienced any losses in such accounts and we believe the risk related to these deposits is minimal.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

J. EARNINGS/LOSS PER SHARE
Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the fiscal years ended September 30, 2003 and 2002 were 29,090,050 and 24,742,859, respectively.

K. NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, Financial Accounting Standards Board Interpretation ("FIN") NO 45, "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Guarantees of Indebtedness of Others" was issued. FIN NO 45 requires recognition of an initial liability for the fair value of the guarantor's obligation upon issuance of certain guarantees. We adopted the disclosure requirements of FIN NO 45 as of December 31, 2002. On January 1, 2003, we adopted the initial recognition and measurement provisions which were effective on a prospective basis for guarantees issued or modified after December 31, 2002. The implementation of FIN NO 45 had no impact on our results of operations or financial position at adoption or during the fiscal year ended September 30, 2003.

In May 2003, Statement of Financial Accounting Standards NO 150 ("SFAS NO 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued. This Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This Statement requires that those instruments be classified as liabilities in the statement of financial position. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. SFAS NO 150 had no impact on our results of operations or financial condition at adoption or during the fiscal year ended September 30, 2003.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the fiscal year ended September 30, 2002, the Company subleased office space from B & G Acceptance Corp., a company controlled by a beneficial owner of the Company. The Company paid $2,200 a month for the office space and $3,800 a month for office expenses. The Company moved its offices to a new location on November 1, 2003. The new lease is with an unrelated party.

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

As of September 30, 2003, the Company has drawn $1,255,000.00 on the $4,000,000.00 credit line from Boca First Capital LLLP evidenced by the Boca Note secured by substantially all of the assets of the Operating Subsidiary. As of December 31, 2003, the balance on the credit line was $1,245,000.00. The collateral securing the Boca Note, includes a mortgage on the remaining 696 acres of the Maumelle Property, 1,000 shares of common stock of the Operating Subsidiary owned by the Company, representing one hundred percent of the issued and outstanding shares and a note receivable payable on March 26, 2005 with a face value of $1,000,000.00, respectively, with an annual rate of interest of 6.25%. The Boca Credit Line matures on November 1, 2004, and has an initial interest rate of ten percent (10%) per annum and will, on a quarterly basis, adjust to a rate, which is equal to the greater of ten percent per annum or one percent (1%) above the prime rate, in effect on that date.



CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE 2 -RELATED PARTY TRANSACTIONS - (CONTINUED)

Commencing in September, 2002, the Company entered into an informal agreement with a related party for consulting services. The monthly fee is $2,500.

The Company has a five-year  written agreement with an individual to perform the duties of President.  Under the agreement,  which became effective on October 1,
2001, he is to be  compensated at a  rate of $20,000  per month.  The employment agreement was modified on April 24, 2002, to reduce the  individual's  salary to
$10,000   per   month  due  to  the   financial   condition   of  the   company.
Notwithstanding,  the President has agreed,  as of September 27, 2002, to forego his salary  until the Company is in a financial  position to pay such  expenses.
The Company is not a party to any other employment agreements.

NOTE  3- NOTES RECEIVABLE

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

The  Company  renewed  Note  2 owed  by  West  Maumelle  L.P.  to the  Operating
Subsidiary in the face amount of $1,030,000.00. The new note, with a face value of $1,000,000.00, bears interest at a rate of 5.75% per annum with interest due annually, with a maturity date of January 10, 2006. The Renewal Note is secured by a mortgage to certain property located in Maumelle, Arkansas, and is junior to a senior mortgage from Great Southern Bank. West Maumelle L.P., also made a unsecured note payable to the Operating Subsidiary in the amount of $46,170.00, with the unpaid principal due and payable on April 10, 2003.

NOTE 4 - NOTES PAYABLE Notes payable consist of the following:
Notes Payable - Various
Unsecured notes, interest from 10.90% to 14.00% with various maturities.                     $     328,723

Note Payable - Boca First Capital,  LLLP (Related Party) Secured Line of Credit.
The Boca Credit Line  matures on November 1, 2004,  and has an initial  interest rate of ten percent (10%) per annum and will, on a quarterly basis,  adjust to a rate which is equal to the greater of ten percent per annum or one percent  (1%)
above the prime rate, in effect on that date. The  collateral  securing the Boca
Note includes a subordinated mortgage on the remaining 736 acres of the Maumelle
Property;  1,000 shares of common stock of the Operating Subsidiary owned by the
Company,  representing one hundred percent of the issued and outstanding shares;
and a  note  receivable  payable  on  March  26,  2005  with  a  face  value  of
$1,000,000.00 and an annual rate of interest of 6.25%.                                       $  1,255,000

Note Payable - New Era
Mortgage secured by approximately 68 acres of land in Maumelle, Arkansas.  The note bears interest at a rate of 13% per annum and has been verbally extended to
November, 2004.  The mortgage obligation originated from the assumption of
liabilities as part of the dissolution of TradeArk Properties, LLC.                          $  1,665,857



CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE 4 -NOTES PAYABLE - (CONTINUED)

Note Payable - Trade Partners, Inc.
Partial reimbursement to Trade Partners for expenses paid for TradeArk Properties as part of dissolution agreement.  The note bears no interest and is payable when
Tract D is sold.                                                                             $    580,000
Notes Payable - Noble Investments
In September, 2003, the Company issued $3,000,000 in secured promissory notes pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission.
The notes bear interest at a rate of 8% per annum and are secured by 206 acres of
land.  The notes mature in September, 2006.                                                  $  3,000,000
                                                                                             ------------






Total Note Obligations                                                                       $  6,829,580
Less: Short-term Maturities                                                                  $    908,723
                                                                                             ------------
Long-term Maturities                                                                         $  5,920,857
                                                                                             ============

Maturities on the  long-term  note  obligations  are as follows at September 30,
2003:
2004                                                                                          $ 1,665,857
2005                                                                                          $ 1,255,000
2006                                                                                          $ 3,000,000



NOTE 5 - INVESTMENT IN TRADEARK PROPERTIES, LLC

The Company and its partner, Trade Partners, Inc. (a Michigan corporation), agreed to dissolve Trade Partners, Inc. effective January 8, 2003. The Company reacquired approximately 251 acres of real property in exchange for giving TradeArk Properties, LLC the Company's 35.16% membership interest in TradeArk. The land, comprised of single family, multi-family and commercial land, is located in the city of Maumelle, the County of Pulaski, Arkansas. The Company assumed approximately three million five hundred thousand dollars ($3,500,000) in debt held by New Era Life Insurance Company, secured by the real property and a $580,000 liability to Trade Partners. The real property received from TradeArk has been pledged as collateral to Boca First Capital LLLP to secure its $4,000,000 line of credit.

On May 28, 2003, the Company completed the sale of approximately 19 acres of multi-family land of the Maumelle Property. The multi-family tract was used to partially secure a loan from New Era Insurance Company and a loan from Boca First Capital LLLP, junior to the New Era loan. From the sale, the Company received gross proceeds of $700,882.20 and net proceeds of $38,673.07 after closing costs and a partial payoff in the amount of $606,674.00 to New Era.

On July 1, 2003, the company completed the sale of approximately 192 acres of single family residential land for a gross sales price of $2,016,000, with net proceeds of $491,781.83 after closing costs and a partial payoff in the amount of $1,384,592 to New Era.


NOTE 6 - CAPITAL TRANSACTIONS
On October 18, 2001, the Company issued 100,000 shares of common stock to a consultant of the Company, in consideration of cash at the price of $0.05 per share. The Company relied on Section 4 (2) of the Securities Act of 1933, as amended ("Securities Act"), in agreeing to issue such securities.

On October 18, 2001, the Company issued 6,000,000 shares of common stock to an affiliated company beneficially owned by the Company's president, for the purchase price of $0.05 per share payable in a note payable due September 30, 2002. Additional compensation for services was recognized at the rate of $0.10

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE 6 - CAPITAL TRANSACTIONS - (CONTINUED)

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

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE 6 - CAPITAL TRANSACTIONS - (CONTINUED)

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

On August 12, 2002 the Company repurchased 25,000 of the Company's Common Stock at $0.1058 per share.

On August 20, 2002 the Company repurchased 47,000 of the Company's Common Stock at $0.1047 per share.

On August 12, 2002 the Company repurchased 5,300 of the Company's Common Stock at $0.1068 per share.

For the year ended September 30, 2003, the Company issued 293,893 of Series A Preferred Stock to noteholders to satisfy obligations.

In September, 2003, the Company issued 200,000 shares of S-8 common stock for consulting services valued at $14,000.

NOTE 7 - NON-QUALIFIED EMPLOYEE STOCK OPTION PLAN
The Company has a Stock Option Plan under which directors, officers, key consultants and other persons employed by the Company may be granted options to purchase shares of the Company's authorized but unissued or reacquired common stock. The maximum number of shares available for issuance under the Plan is 3,000,000 shares. As of September 30, 2003 the maximum number of shares available for future grants under the Plan is 525,000 shares. Under the plan the option exercise price shall not be less than the Fair Market Value of the stock. Options currently expire no later than 10 years from the grant date. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:

                                        Number of Shares     Weighted Average
                                                              Exercise Price
Outstanding at September 30, 2002                 0                    0
Granted                                     200,000                $0.07
Exercised                                   200,000                $0.07
Cancelled                                         0                    0
Outstanding at September 30, 2003                 0                    0

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE 8 - COMMITMENTS AND CONTINGENCIES
The Company has subsequently in November, 2003, executed a 31 month lease for its office facility in Boca Raton, Florida. Minimum annual lease payments are as follows as of September 30, 2003:

2004     $28,550
2005     $29,690
2006     $12,780

NOTE 9 - LEGAL PROCEEDINGS
The Company is not involved in any other litigation, other than those actions arising from the normal course of business. Management does not believe will have a material effect on the Company's operations.

NOTE 10 - SUBSEQUENT EVENTS

The Company in a newly formed subsidiary, Interfund Mortgage Corporation, has subsequently made secured short-term loans of $2,328,000.

         EXHIBITS

         The following Exhibits are filed as part of this Report. (Exhibits numbers correspond to the exhibits required by Item 601 of Regulation S-B for an annual report on Form 10-KSB:

         See Financial Statements starting at F-1.

         3.2(1) Capitol First Corporation, Certificate of Amendment filed with the Secretary of State of Nevada on October 15, 2003;

         11       Statement re: computation of per share earnings

         21.1     Subsidiaries of the Registrant.

         21.1(1) Interfund Mortgage Corp., Articles of Incorporation filed with the Secretary of State of Florida on October 8, 2003;

         21.1(2) Capitol Development, Inc., Articles of Incorporation filed with the Secretary of State of Nevada on October 20, 2003;

         21.1(3) Capitol Management, LLC, Articles of Organization filed with the Secretary of State of Florida on December 1, 2003; and

         21.1(4) Interfund Investment Fund I, LLC, Articles of Organization filed with the Secretary of State of Florida on December 1, 2003.

         31.1     Section 302 Certification

         31.2     Section 302 Certification

         32.1     Section 906 Certification

         32.2     Section 906 Certification

         (b) REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 2003:

         None

ITEM 14. CONTROLS AND PROCEDURES

         DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, September 30, 2003, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14(C)) and 15d-14c). Based upon the foregoing, our Chief Executive Officer and our Treasurer concluded that our disclosure controls and procedures are effective in connection with the filing of this annual report on Form 10-KSB for the fiscal year ended September 30, 2003.

         CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls over financial reporting during the fiscal year ended September 30, 2003 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

         PRINCIPAL ACCOUNTING FEES AND SERVICES. The aggregate fees billed by Baum & Company, PA were $20,000 for the fiscal year ended September 30, 2003, and $20,000 for the fiscal year ended 2002. Fees for review of the interim financial statements for the fiscal year ended 2003, were approximately $12,000. SIGNATURES In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

         Date:                            CAPITOL FIRST CORPORATION

         January 13, 2004                 /s/ Michael G. Todd
                                              ---------------
                                              Michael G. Todd, President & CEO

         January 13, 2004                /s/  Ashley B. Bloom
                                              ---------------
                                              Ashley B. Bloom, Treasurer

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date:                            CAPITOL FIRST CORPORATION

         January 13, 2004                 /s/ Michael G. Todd
                                              ---------------
                                              Michael G. Todd, President &
                                              CEO, Director

         January 13, 2004                 /s/ Ashley B. Bloom
                                              ---------------
                                              Ashley B. Bloom, Treasurer

         January 13, 2004                 /s/ Raymond Baptista
                                              ----------------
                                              Raymond Baptista, Director

         January 13, 2004                 /s/ Donald R. LeGault
                                              -----------------
                                              Donald R. LeGault