Form 10QSB
period 2003-12-31
CAPITOL FIRST CORP
filed 2004-02-13
CIK 915636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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
[X] YES [ ] NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock ($.01 Par Value)     30,627,054
       (Title of Class)              Shares Outstanding as of February 6, 2004

          Transitional Small Business Disclosure Format: [ ] YES [X] NO

                            CAPITAL FIRST CORPORATION


                                      INDEX

                         Part I - FINANCIAL INFORMATION


ITEM 1. Financial Statements                                               Page
                                                                           ----

         Consolidated Balance Sheet - December 31, 2003 (unaudited)        F-1

         Consolidated Statements of Operations (unaudited) - Three
         Months Ended December 31, 2003 and 2002                           F-2

         Consolidated Statement of Changes in Stockholders's
         Equity (Deficit) - Three Months Ended December 31, 2003           F-3

         Consolidated Statements of Cash Flows - Three Months Ended
         December 31, 2003 and 2002                                        F-4

         Notes to Consolidated Financial Statements                        F-5

ITEM 2.  Management's Discussion and Analysis or Plan of Operation         3

ITEM 3.  Controls and Procedures                                           7


                           Part II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                 8

ITEM 3.  Defaults Upon Senior Securities                                   8

ITEM 4.  Submission of Matter to a Vote of Security Holders                8

ITEM 6.  Exhibits and Reports on Form 8-K                                  8

Signatures                                                                 8

Certifications                                                             10-13




                  CAPITOL FIRST CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             AS OF DECEMBER 31, 2003

Current Assets
     Cash                                                                        $  1,301,978
     Accrued interest receivable                                                       57,393
     Construction in progress                                                         698,325
     Notes and loans receivable, net of valuation allowance of $13,407              2,131,710
     Other current assets                                                             248,220
                                                                                 ------------
     Total Current Assets                                                           4,437,626
                                                                                 ------------

Property and Equipment
     Furniture and equipment, net of accumulated depreciation of $1,475                28,025
                                                                                 ------------

Other Assets
     Land and real estate holdings                                                  4,382,508
     Deferred tax benefit                                                           1,203,000
     Other long-term assets                                                            58,363
                                                                                 ------------
     Total Other Assets                                                             5,643,871
                                                                                 ------------

Total Assets                                                                     $ 10,109,522
                                                                                 ------------

Current Liabilities
     Accounts payable and accrued expenses                                            379,473
     Accrued dividends payable on preferred stock                                      54,034
     Accrued expenses - related parties                                                12,543
     Notes and loans payable                                                        3,282,392
     Notes payable - related party                                                  1,245,000
                                                                                 ------------
     Total Current Liabilities                                                      4,973,442
                                                                                 ------------

Long Term Liabilities
     Loans payable                                                                    210,000
     Notes payable                                                                  3,000,000
                                                                                 ------------
     Total Long Term Liabilities                                                    3,210,000
                                                                                 ------------

Total Liabilities                                                                   8,183,442
                                                                                 ------------

Stockholders' Equity
     Preferred Stock - $0.01 par value, 7,500,000 shares authorized; 4,137,591
        shares issued and outstanding                                                  41,376
     Common Stock - $0.01 par value, 40,000,000 shares authorized; 30,612,054
        shares issued and outstanding                                                 306,120
     Additional paid-in capital                                                    14,821,603
     Preferred stock dividend                                                        (377,501)
     Treasury stock; 3,861,693 shares                                              (5,387,166)
     Minority interests                                                                   100
     Accumulated deficit                                                           (7,478,452)
                                                                                 ------------
     Total Stockholders' Equity                                                     1,926,080
                                                                                 ------------

Total Liabilities and Stockholders' Equity                                       $ 10,109,522
                                                                                 ------------

               See Accountant's Report and Supplemental Footnotes.



                   CAPITOL FIRST CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      AS OF DECEMBER 31,
                                                                   2003               2002

Revenues
     Sales of real property
                                                                 $          0    $          0
     Interest income - notes and loans                                 41,682          32,610
     Fee income                                                           610               0
                                                                 ------------    ------------
     Total Revenues                                                    42,292          32,610
                                                                 ------------    ------------


Cost of Revenue
     Cost of sales - real property                                          0               0
     Cost of sales - loans                                             10,414               0
                                                                 ------------    ------------
      Total Cost of Revenue                                            10,414               0
                                                                 ------------    ------------

Gross Profit                                                           31,878          32,610
                                                                 ------------    ------------


Operating Expenses
     General and administrative expenses                              139,061          57,084
     General and administrative expenses - related parties             13,500          22,602
     Placement agent, financial advisory and consulting fees          145,000               0
                                                                 ------------    ------------
     Total operating expenses                                         297,561          79,686
                                                                 ------------    ------------

Net income (loss) before other income (expense)                      (265,683)        (47,076)
                                                                 ------------    ------------

Other income and (expense)
     Operations of unconsolidated investments                               0         (75,000)
     Interest income on cash balances                                   5,658             579
     Other income                                                           0              10
     Interest expense                                                (136,430)        (31,554)
     Interest expense - related parties                               (30,625)        (38,499)
                                                                 ------------    ------------
     Total other income and (expense)                                (161,397)       (144,464)
                                                                 ------------    ------------

Net income (loss) from continuing operations                         (427,080)       (191,540)
                                                                 ------------    ------------

Income tax expense (benefit)
     Deferred                                                               0               0
                                                                 ------------    ------------
     Total income tax expense (benefit)                                     0               0
                                                                 ------------    ------------


Net income (loss) before extraordinary items                         (427,080)       (191,540)
                                                                 ------------    ------------

Extraordinary items
     Gain (loss) from retirement of debt at a discount, net of
            income tax provision of $0                                (25,000)        205,127
                                                                 ------------    ------------
     Total extraordinary items                                        (25,000)        205,127
                                                                 ------------    ------------


Net income (loss)                                                $   (452,080)   $     13,587
                                                                 ------------    ------------
Basic income (loss) per share
     Income (loss) before extraordinary item                     ($      0.02)  ($       0.01)
     Extraordinary items                                                 0.00            0.01
Net income (loss)                                                ($      0.02)   $       0.00

Weighted average shares outstanding                                30,220,750      29,412,054




               See Accountant's Report and Supplemental Footnotes.



                   CAPITOL FIRST CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2003



                                                                                               Additional  Preferred
                            Preferred Stock          Common Stock         Treasury Stock         Paid-in     Stock
                                                Issued o/s
                           Shares     Amount      Shares      Amount    Shares     Amount        Capital   Dividends
                        ---------------------------------------------------------------------------------------------

Balance at 9/30/03 as
   previously reported    4,137,591   41,376    29,290,050    292,900   3,629,989  (4,805,229) 14,172,886  (323,195)
Adjustment to correct
   shares sent to
   treasury not canceled                            90,300        903                                (903)
Adjustment to correct
   stock contributed to
   treasury                                       231,704       2,317     231,704    (581,937)    579,620
Common stock issued
   on November 5, 2003                           1,000,000     10,000                              70,000
Preferred Dividends
   paid in October                                                                                          (54,306)
Net loss for the three
  months ended
  December 31, 2003
Membership interests
                        ---------------------------------------------------------------------------------------------
Balance at 12/31/03       4,137,591   41,376    30,612,054    306,120  3,861,693   (5,387,166) 14,821,603  (377,501)
                        ---------------------------------------------------------------------------------------------



                         Accumulated     Membership
                          Deficit        Interests   Total
                        -------------    ---------- -----------
Balance at 9/30/03 as
   previously reported   (7,026,372)                $2,352,366
Adjustment to correct
   shares sent to
   treasury not canceled                                     0
Adjustment to correct
   stock contributed to
   treasury                                                  0
Common stock issued
   on October 1, 2003                                   80,000
Preferred Dividends
   paid in October                                     (54,306)
Net loss for the three
  months ended
  December 31, 2003       (452,080)                   (452,080)
Membership interests                         100           100
                        -------------   ---------- -----------
Balance at 12/31/03      (7,478,452)         100    $1,926,080
                        -------------   ---------- -----------


               See Accountant's Report and Supplemental Footnotes.



                   CAPITOL FIRST CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             AS OF DECEMBER 31,
                                                                            2003           2002

Cash flows from operating activities
     Net income (loss)                                                  $  (452,080)   $    13,587
     Depreciation                                                             1,475            329

Adjustments  to  reconcile  income  (loss)  to net cash  provided  by
  (used  in) operating activities:
     (Increase) decrease in accrued interest receivable                     (15,962)       (15,929)
     (Increase) decrease in other assets                                   (108,120)            (3)
     Increase (decrease) in accounts payable and accrued expenses            92,437        (82,904)
     Increase (decrease) in accrued expenses - related parties                2,490         (5,181)
     (Increase) decrease in deferred tax asset                                    0              0
     (Increase) decrease in loans receivable                             (1,145,117)             0
     (Increase) decrease in construction in progress                       (698,325)             0
      Increase (decrease) in valuation allowance                             13,407              0
     (Increase) decrease in deposits                                         (8,363)             0
      Increase (decrease) in loans and participations payable               906,000              0
                                                                        -----------    -----------


Net cash provided by (used in) operating activities                      (1,412,158)       (90,101)
                                                                        -----------    -----------

Cash flows from investing activities
     (Increase) decrease in real estate holdings                                  0              0
     (Increase) decrease in investments                                           0         75,000
      Loss on debt extinguishment                                            25,000
      Purchase of fixed assets                                              (29,500)             0
                                                                                       -----------

Net cash provided by (used in) investing activities                          (4,500)        75,000
                                                                        -----------    -----------

Cash flows from financing activities
     Proceeds of notes payable                                                    0        275,000
     Payment of notes payable                                               (23,190)      (259,670)
     Payment of deferred dividends                                          (54,306)       (11,285)
     Change in accrual of preferred dividends                                54,034              0
     Issuance of common stock                                                80,000              0
     Membership interests                                                       100              0
                                                                        -----------    -----------
Net cash provided by (used in) financing activities                          56,638          4,045
                                                                        -----------    -----------

Net increase (decrease) in cash                                          (1,360,020)       (11,056)

Beginning cash                                                            2,661,998         16,981
                                                                        -----------    -----------
Ending cash                                                             $ 1,301,978    $     5,925
                                                                        ===========    ===========


Schedule of non-cash financing activities
    Preferred stock issued for debt                                     $         0    $   216,858
    Collection of note receivable by forgiveness of accrued expenses              0        261,308

Supplemental information:

Interest paid, net of current payoff discount of $0 and $56,203,
      Respectively                                                      $   162,822    $    40,414


               See Accountant's Report and Supplemental Footnotes.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

During the period from October 1 through December 31, 2003, the Company formed five wholly-owned subsidiaries and one 50% joint development venture for which the Company performs the duties of Operating Manager. These entities are Capitol Development, Inc., a Nevada corporation; Toxaway Development Group, LLC, a North Carolina LLC; Interfund Mortgage Corp., a Florida corporation; Interfund Investment Fund I, LLC, a Florida LLC; Capitol Management, LLC, a Florida LLC; and Philbuilt Development, LLC, a Florida LLC. The results of operations and balance sheets of these entities are consolidated in the financial statements of the Company.

The Company is primarily in the business of real estate development and financial lending for its own portfolio. The Company also continues to sell property from its inventory of real property located in Maumelle, Arkansas.

Loans of $1.5 million or less are approved by the loan committee. Board of Director approval is required for loans greater than $1.5 million. Currently the loan committee consists of the President and the Chairman of the Board.

B. PRINCIPLES OF CONSOLIDATION
The Consolidated financial statements include accounts of its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

C. RECLASSIFICATIONS
Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

D. REAL ESTATE HOLDINGS
Real estate investments are stated at the lower of cost or market. Acquisition costs are allocated to respective properties based on appraisals of the various properties acquired in the acquisition.

E. REVENUE RECOGNITION
Revenue is recognized under the full accrual method of accounting upon the completed sale of real property held for development and sale. All costs incurred directly or indirectly in acquiring and developing the real property are capitalized.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

H. EARNINGS/LOSS PER SHARE
Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. The number of shares used for the quarters ended December 31, 2003 and 2002 were 30,220,750 and 29,412,054 respectively.

I. VALUATION ALLOWANCE
We determined a loan delinquency rate based on industry averages published by the Mortgage Bankers Association. This allowance will be reviewed on a quarterly basis and adjusted when necessary based on the Company's collection experience.

NOTE 2 - RELATED PARTY TRANSACTIONS

During part of the quarter ended December 31, 2003, the Company subleased office space from B & G Acceptance Corp., a company controlled by a beneficial owner of the Company. The Company paid $2,200 a month for the office space and $3,800 a month for office expenses. The Company moved its offices to a new location on November 1, 2003. The new lease is with an unrelated party.

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

As of December 31, 2003, the Company has drawn $1,245,000.00 on the $4,000,000.00 credit line from Boca First Capital LLLP evidenced a promissory note secured by substantially all of the assets of the Operating Subsidiary. The collateral securing the note includes a mortgage on the remaining 734 acres of the Maumelle Property, 1,000 shares of common stock of the Operating Subsidiary owned by the Company, representing one hundred percent of the issued and outstanding shares and a note receivable payable on January 10, 2006 with a face value of $1,000,000.00, respectively, with an annual rate of interest of 5.75%. The Boca First Capitol LLLP Line of Credit matures on November 1, 2004, and has an initial interest rate of ten percent (10%) per annum and will, on a quarterly basis, adjust to a rate which is equal to the greater of ten percent per annum or one percent (1%) above the prime rate in effect on that date.

Commencing in September, 2002, the Company entered into an informal agreement with a related party for consulting services. The monthly fee is $2,500.

The Company had an employment agreement with its former President; however, compensation under the agreement was reduced to zero as of September 27, 2002. The employment agreement was effectively canceled upon the resignation of the President in January, 2004. The Company is not a party to any other employment agreements.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

In conjunction with moving its offices in the current quarter, the Company purchased $25,000 of used office furniture and equipment from B & G Acceptance Corp., a company controlled by a beneficial owner of the Company.

During the quarter ended December 31, 2003, the Company paid approximately $60,000 in gross mortgage broker fees to beneficial owners of the Company. A portion of the gross fees were distributed by the beneficial owners to other mortgage brokers and consultants and to other vendors for costs.

NOTE 3 - CAPITAL TRANSACTIONS

On November 5, 2003, the Company issued 1,000,000 shares of restricted common stock to Noble Financial International Inc., in consideration of consulting services to be performed over a six-month period. The stock provides registration rights to Noble if and when the Company registers additional securities with the Securities and Exchange Commission.

During the first quarter, the Company's management discovered and corrected an error in the number of outstanding common and treasury stock. The net effect of the error correction was zero. All corrections are shown in the Consolidated Statement of Changes in Stockholder's Equity.

NOTE 4 - NON-QUALIFIED EMPLOYEE STOCK OPTION PLAN

The Company has a Stock Option Plan under which directors, officers, key consultants and other persons employed by the Company may be granted options to purchase shares of the Company's authorized but unissued or reacquired common stock. The maximum number of shares available for issuance under the Plan is 3,000,000 shares. As of December 31, 2003 the maximum number of shares available for future grants under the Plan is 300,000 shares. Under the plan the option exercise price shall not be less than the Fair Market Value of the stock. Options currently expire no later than 10 years from the grant date. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:

                                       Number of Options    Weighted Average
                                                             Exercise Price

Outstanding at September 30, 2003            0                     0
Granted                                 25,000                 0.075
Exercised                                    0                     0
Cancelled                                    0                     0
Outstanding at December 31, 2003        25,000                 0.075

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In November, 2003, the Company executed a 31 month lease for its office facility in Boca Raton, Florida. Rent expense is approximately $4,000 per month, including CAM.

Effective October 1, 2003, the Company entered in a financial advisory services agreement with Noble International Investments, Inc. for a term of six months. Fees under the agreement total $60,000 in cash and 1,000,000 shares of restricted common stock.

NOTE 6 - LEGAL PROCEEDINGS

The Company is not involved in any other litigation, other than those actions arising from the normal course of business which management does not believe will have a material effect on the Company's operations.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 7 - SUBSEQUENT EVENTS

Subsequent  to the  Company's  quarter  ended  December 31,  2003,  the Company, through its  wholly-owned  subsidiary,  Interfund  Mortgage Corp.,  made secured short-term loans of approximately $1,500,000. Through its wholly-owned subsidiary, Capitol Development, Inc., the Company purchased land for approximately $250,000.

At a Board of Director's meeting on January 14, 2004, Michael G. Todd resigned as President and Chief Executive Officer of the Company. Mr. Todd will continue as a Director of the Company and Chairman of the Board.

On January 14, 2004, Raymond Baptista resigned as Director of the Company. The Board accepted the resignation of Mr. Baptista as a Director and of Mr. Todd as President and Chief Executive Officer.

Also on January 14, 2004, the Board took the following actions:

o Appointed Ashley Bloom to the position of Acting President and Chief Executive Officer. In addition, the Board appointed Mr. Bloom as a Director of the Company to fill the seat vacated by Mr. Baptista.

o Approved the termination of services of public accounting firm Baum & Company, P.A. in order to engage a larger public accounting firm with more resources. This change was disclosed in the 8-K filed with the SEC on January 22, 2004.

o Approved the appointment of Berkovits, Lago & Company, LLP as its auditor, effective on January 19, 2004.

o Ratified a verbal agreement between Transcapital Bank and Interfund Mortgage Corporation to enter into a $3,000,000 line of credit. The Board authorized management to negotiate and finalize the terms of the credit line, the proceeds of which will be used for lending activities.

o Authorized the issuance of 227,273 shares of restricted common stock to Co-Star Realty, Inc., in consideration of consulting services performed on behalf of the Company.

o Authorized management, in its own discretion, to make purchases of real property for the Company's own portfolio up to the amount of $500,000 without Board approval.

On January 26, 2004, the Company issued 15,000 shares of stock to employees which had been granted in December 2003 under its option program. On the grant date the stock's market value was $0.075 and compensation expense totaling $1,875 was recognized in December which included 10,000 options for an independent director.

The Company's note receivable in the amount of $1,000,000 due from West Maumelle LP was in default as to payment of interest effective January 16, 2004. Pursuant to the terms and conditions of the agreement, the Company has increased the note's interest rate from 5.75% to 6.25%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in ITEM 2 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to cure its current liquidity problems. There is no assurance that the Company will be able to generate sufficient revenues from its current business activities to meet day-to-day operation liabilities or to pursue the business objectives discussed herein.

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

Financial Condition

As noted below and elsewhere in this Report, the Company is in the process of diversifying its portfolio in order to generate revenues. Even though the Company has enough borrowed money to meet its day-to-day operations, such revenues are necessary to cure its current illiquidity position. During the first quarter of the fiscal year ending September 30, 2004, the Company diversified into real estate development in Florida and North Carolina and financial lending for its own portfolio. The Company also continues to sell property from its inventory of 734 acres of real property located in Maumelle, Arkansas (the "Maumelle Property") that it deems not appropriate for development. There can be no assurance, however, that the Company will be able to liquidate its Maumelle Property at a fair market price or at all, or acquire projects and finance loans that generate revenues, or that the Company will be able to generate sufficient revenues from these business activities to meet day-to-day operational liabilities or to pursue the business objectives discussed herein.

Change in Financial Condition Since the End of Last Fiscal Year

At December 31, 2003, the Company had total assets of $10,109,522, an increase of $630,485 or 6.6% from the September 30, 2003 total of $9,479,037. The increase in total assets resulted from commencement of operations in the Company's mortgage and development subsidiaries. The Company had cash of $1,301,978 at December 31, 2003 compared to $2,661,998 at September 30, 2003.
The decrease was due to utilization of cash in mortgage lending and development activities.

Total liabilities of the Company at December 31, 2003 were $8,183,442 an increase of $1,056,471 from the September 30, 2003 total of $7,126,671. The increase in total liabilities resulted primarily from commencement of operations in the Company's mortgage and development subsidiaries for which operations the Company borrowed approximately $1,000,000 of funds from banks and participants. Accounts payable and accrued expenses increased by $92,435 due to increased operating expenses incurred to support expanded operations.

Shareholders' Equity decreased to $1,926,080 at December 31, 2003, compared to $2,352,366 at September 30, 2003, a decrease of $426,286. The decrease in equity resulted primarily from the quarter's loss of $452,080 and payment of preferred dividends of $54,306, offset by recording $80,000 of common stock issued as payment for financial advisory services.

Change in Financial Condition - Comparing December 31, 2003 to December 31, 2002
--------------------------------------------------------------------------------

At December 31, 2003, the Company had total assets of $10,109,522, an increase of $3,207,796 or 46.5% from the December 31, 2002 total of $6,901,726. The increase in total assets resulted from commencement of operations in the Company's mortgage and development subsidiaries, an increase in real estate holdings due to the reacquisition of 251 acres of real property located in Maumelle, Arkansas and an increase in cash due to proceeds from the sale of secured debt securities as of September 30, 2003, offset by a decrease in investment in TradeArk Properties, LLC ("TradeArk"), due to its dissolution during the fiscal year ended September 30, 2003. The Company's cash increased to $1,301,978 at December 31, 2003 compared to $5,925 at December 31, 2002 due to proceeds from the sale of secured debt securities, net of cash used for mortgage lending, development and operating activities during the first quarter.

Total liabilities of the Company at December 31, 2003 were $8,183,522, an increase of $4,443,436 from the December 31, 2002 total of $3,740,086. The increase resulted primarily from the issuance of secured debt securities in the amount of $3,000,000, an increase of approximately $1,000,000 in borrowings from banks and participants related to commencement of lending activities and a note payable of $580,000 related to the dissolution of TradeArk offset by a decrease in accounts payable.

Total stockholders' equity of the Company at December 31, 2003 was $1,926,080, a decrease of $1,235,560 from the December 31, 2002 total of $3,161,640. The decrease resulted primarily from the net losses experienced between the balance sheet dates and payment of preferred dividends, net of increases in capital stock accounts for the issuance of preferred and common stock.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2003 TO THE THREE MONTHS ENDED DECEMBER 31, 2002.

Revenues increased to $42,292 for the three months ended December 31, 2003, compared to $32,610 for the three months ended December 31, 2002. The increase was due to commencement of the company's financial lending and real estate development programs for which interest income and management fee income was earned. This increase was offset by a decrease in interest income from notes receivable due to a reduction in both the outstanding principal amount and a three-fourth point decrease in the interest rate charged to the borrower.

Cost of revenues increased to $10,414 for the three months ended December 31, 2003, compared to $0 for the three months ended December 31, 2002. The increase was due to commencement of the company's financial lending and real estate development programs for which interest expense directly related to interest income from loans was recorded for funds borrowed from banks and participants.

General and administrative expenses increased to $297,561 for the three months ended December 31, 2003 from $79,686 for the three months ended December 31, 2002, an increase of $217,875. The bulk of the increase, $145,000, or 67%, was due to placement agent and financial advisory fees paid to Noble in connection with the issuance of $3,000,000 secured promissory notes. In addition, other consulting fees increased to $25,000 for the three months ended December 31, 2003 from $21,500 for the three months ended December 31, 2002. Legal fees and audit fees increased to $44,964 for the three months ended December 31, 2003 from $13,331 for the three months ended December 31, 2002. The increase was due to additional legal fees related to the issuance of promissory notes and the formation of new operating subsidiaries. Operating expenses-related parties decreased to $13,500 for the three months ended December 31, 2003 from $22,602 for the three months ended December 31, 2002 due primarily to cessation of rent paid to a related party as of November 2003.

The operating loss recorded for unconsolidated subsidiaries accounted for under the Equity method totaled a loss of $0 for the three months ended December 31, 2003 compared to a loss $75,000 for the three months ended December 31, 2002.

Interest income earned on cash balances increased to $5,658 for the three months ended December 31, 2003 from $579 for the three month period ended December 31, 2002. The increase was due to an increase in average cash balances following the issuance of $3 million promissory notes in late September, 2003.

Interest expense increased to $167,055 for the three months ended December 31, 2003 from $70,053 for the three months ended December 31, 2002. The increase of $97,002, or 138%, was due to adjustments in the quarter ended December 31, 2002 which decreased interest expense on the New Era note and approximately $59,000 of interest expense in the quarter ended December 31, 2003 for the newly issued $3 million secured promissory notes.

During the first quarter of 2004, an adjustment of $25,000 was made to correct an error in the carrying value and related overstatement of extraordinary gain recorded in the fourth quarter and fiscal year ended September 30, 2003, with respect to unsecured promissory notes. No settlements of these notes were negotiated during the first quarter of 2004. In the quarter ended December 31, 2002, the Company negotiated settlement agreements with unsecured promissory note holders to exchange $446,330 in debt and accrued interest of $135,902 for $167,115 in cash and notes and 216,858 shares of Series A Preferred Stock. The Company recognized an extraordinary gain from the retirement of debt at a discount of $205,127 during the quarter ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents amounted to $1,301,978 as of December 31, 2003, as compared with $5,925 at December 31, 2002.

INDEBTEDNESS AND OTHER LIQUIDITY REQUIREMENTS. The principal amount of the Company's total debt at December 31, 2003, included, without limitation, the following:

         As of December 31, 2003 and the date of this Report, the Company had $214,278 in non-recourse promissory notes ("Non-Secured Notes") that had matured and were due and owing. The Company has been trying to settle these Non-Secured Notes, but either were not able to contact the note holder or the note holder was non-responsive. During the quarter ended December 31, 2003, the Company did not negotiate any settlement agreements. The Non-Secured short-term debt was financed by private sources, and generally bear interest at a rate ranging from 10.9% to 14% per annum.

The Company has drawn $1,245,000 on its $4,000,000 note from Boca First Capitol LLLP, (Boca Note") as of December 31, 2003. The Boca Note is evidenced by a promissory note secured by substantially all of the assets of the Operating
Subsidiary and the Mortgage Subsidiary and the assets of any of the Company's wholly-owned subsidiaries, now owned or to be acquired. The collateral securing the Boca Note includes a second priority mortgage on approximately 736 acres of the Maumelle Property, 1,000 shares of common stock of the Operating Subsidiary owned by the Company, representing one hundred percent of the issued and outstanding shares and one note receivable payable on January 10, 2006, with a face value of $1,000,000.00 and an annual rate of interest of 5.75% and a collateralized interest in the lending subsidiary's loan portfolio. The Boca Note matures on November 1, 2004, and has an initial interest rate of ten percent (10%) per annum which, on a quarterly basis, adjust to a rate which is equal to the greater of ten percent per annum or one percent (1%) above the prime rate, as published in The Wall Street Journal, in effect on that date.

        The Company assumed approximately $3,500,000 in a loan from New Era Life Insurance Inc. ("New Era Loan"), when it reacquired 251 acres of real property in Maumelle, Arkansas for its membership interest in TradeArk Properties. Two parcels of the real property were sold in the fiscal year ended September 30, 2003, and approximately $1,800,000 was paid on the loan. The loan is secured by Tract D and carries an interest rate of 13% per annum and matures on March 12, 2004. Payments of interest only are due quarterly. As of December 31, 2003 and the date of this Report, the loan had a balance of $1,665,857.

        In the preceding fiscal year ending September 30, 2003, the Company borrowed $3,000,000 evidenced by secured promissory notes from individual investors. The notes have a per annum interest rate of 8% and are payable monthly, interest only, with the principal and interest due three years from September 11, 2003. The Secured Notes are secured by a first priority mortgage on approximately 250 acres of the Maumelle Property and a Collateral Pledge on $2,100,000 of the cash proceeds and any substitute collateral thereafter.

       During the quarter ended December 31, 2003, the Company sold $266,000 of loan participation agreements to investors. The participation agreements bear interest at rates of 12.0 to 12.5% and mature with the underlying commercial loans, which currently are all one-year terms. The participation agreements are secured by real property in proportion to the participant's pro-rata interest in the loan.

CERTAIN RECENT EVENTS RELATING TO THE COMPANY'S INDEBTEDNESS AND LIQUIDITY REQUIREMENTS

         The  Company's  current  illiquidity   prevents  it  from  meeting  its
day-to-day  operational  liabilities,   except  with  borrowed  funds.  Although
management anticipates that the sale of all or portions of the Maumelle Property, its development projects and loan portfolio will generate progressive revenues for the Company, there can be no assurance the Company will be able to generate enough revenues to meet its financial obligations, much less profit from such activities.

         The Company does not foresee any significant elements of income or loss that would arise outside of the ordinary course of business, except for the losses that would likely arise if the Company (i) becomes unable to continue the growth of its operations in financial lending (ii) experiences material delinquent or defaulted loans in its portfolio (iii) becomes unable to commence significant operations in real estate development or (iv) has to liquidate the Maumelle Property for less than fair market value.

         Even if the Company can overcome its present liquidity issues, there is no assurance that the Company will be able to successfully develop real estate projects or obtain revenue generating loans.

         PROSPECTIVE SOURCES OF LIQUIDITY. Current operating cash flows do not service the Company's existing debt or the Company's day-to-day operations. The Company has listed for sale with an unaffiliated real estate broker a significant portion of the Maumelle Property. Any proceeds from the sale of Maumelle land will be used to reduce current debt and provide working capital. Management intends to keep the Maumelle property listed for sale throughout fiscal year 2004.

         The Company and its wholly-owned subsidiary,  Interfund Mortgage Corp.,
("Mortgage   Subsidiary")   made  secured   short-term  loans  of  approximately
$2,023,000 during the quarter ended December 31, 2003.

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

         The Company is currently in the process of raising additional funds through a private placement offering, pursuant to Rule 506 of Regulation D, of debt securities with a minimum offering of $1,000,000 and a maximum of $8,000,000, from private investors to assist the Company in implementing its business plans. There can be no assurance, however, that the Company will successfully be able to raise all or some of the additional funds or if it does, that its development and investment plans will generate revenues or net profits to the Company.

         The  Company  anticipates  paying  commissions  to Noble  International
Investments, Inc. ("Noble"), a registered broker/dealer firm, equal to two and one quarter percent (2.25%) of the gross proceeds of the Offering or $180,000, whichever is greater, and subject to raising at least $3,000,000 in the Offering. In addition, Noble, or its designee, shall be provided with restricted common stock of 2,500,000 shares of the Company upon the completion of the offering. Management of the Company anticipates that it will raise at least a portion of the Secured Promissory Note offering. No commissions will be paid on portions raised by management.

SUBSEQUENT EVENTS

Since the end of the first quarter ended December 31, 2003, the Company, through its Mortgage Subsidiary has subsequently made secured short-term loans of approximately $1,500,000. Through its wholly-owned subsidiary, Capitol Development, Inc., ("Development Subsidiary") the company purchased land for approximately $250,000.

On January 14, 2004, at a meeting of the Board of Directors, Michael G. Todd resigned as President and Chief Executive Officer of the Company. Mr. Todd will continue as a Director of the Company and as Chairman of the Board of Directors.

On January 14, 2004, Raymond Baptista resigned as Director of the Company.

On January 14, 2004, the Board appointed Ashley Bloom to the position of Acting President and Chief Executive Officer. In addition, the Board appointed Mr. Bloom as a Director of the Company to fill the seat vacated by Mr. Baptista.

On January 14, 2004, the Board approved the termination of services of public accounting firm Baum & Company, P.A. in order to engage a larger public accounting firm with more resources.

On January 14, 2004, the Board approved the appointment of Berkovits, Lago & Company, LLP as its auditor, effective on January 19, 2004.

During the second quarter, the Board:

o Approved the appointment of Monica Schreiber to the position of Consulting Chief Financial Officer for a term of 90 days;

o Ratified a verbal agreement between Transcapital Bank and Interfund Mortgage Corp. to enter into a $3,000,000 line of credit. The Board authorized management to negotiate and finalize the terms of the credit line, the proceeds of which will be used for lending activities;

o Authorized the issuance of 227,273 shares of restricted common stock to Co-Star Realty, Inc., in consideration of consulting services performed on behalf of the Company;

o Authorized the issuance of 50,000 shares of restricted, voting common stock to Donald LeGault, Director, as partial compensation for serving on the Board. Mr. LeGault recused himself for the vote; and

o Authorized management, in its own discretion, to make purchases of real property for the Company's own portfolio up to the amount of $500,000 without Board approval.

On January 23, 2004, the Company entered into a contract with a third party to sell 38.65 acres of Maumelle, Arkansas property, known as Tract D at a price of $3,400,000. The purchaser has 60 days to perform due diligence, with closing 15 days after the diligence period. Should the transaction close according to the agreement, the proceeds will be used to pay down New Era and other debt.


On January 26, 2004, the Company issued 15,000 shares of stock to employees which had been granted in December 2003 under its option program. On the grant date the stock's market value was $0.075 and compensation expense totaling $1,875 was recognized in December, which included 10,000 options for an independent director.

The Company's wholly-owned subsidiary, Interfund Investment Fund I, LLC, anticipates raising a minimum of $1,000,000 to a maximum of $8,000,000 of secured debt securities to private investors in a private placement offering pursuant to Rule 506 of Regulation D. The secured notes bear interest at a rate of 8% per annum, with interest payable monthly commencing the month subsequent to the closing date. Note holders may earn a success fee, subject to the terms of the Note, of an additional 2% to 4% to be calculated after maturity and payable three months after maturity. The entire principal and any accrued interest is due and payable on March 31, 2007. The secured notes are secured by all the assets of the Fund pursuant to a Security Agreement and Collateral Agency Agreement. The Private Placement Memorandum of the Fund, the use and compensation of the investment banking firm, including issuance of 2,500,000 million shares of common stock to the investment banking firm should they raise a minimum of $3,000,000 in the Offering, was approved by the Board subsequent to the end of the first quarter.

The Company's note receivable in the amount of $1,000,000 due from West Maumelle LP was in default as to payment of interest effective January 16, 2004. Pursuant to the terms and conditions of the agreement, the Company has increased the note's interest rate from 5.75% to 6.25%.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We carried out an evaluation, under the supervision and with the participation of our management, including our Acting President/Chief Executive Officer and Treasurer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the President/Chief Executive Officer and Treasurer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report in accumulating and communicating to our management, including them, material information required to be included in the reports we file or submit under the Securities Exchange Act of 1934 as appropriate to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         Based on an evaluation, under the supervision and with the participation of our management, including our Acting President/Chief Executive Officer and Treasurer, there has been no change in our internal control over financial reporting during our last fiscal quarter, identified in connection with the evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

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

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         On October 13, 2003, at a Special Meeting of the Shareholders of the Company, the majority of shareholders consisting of the controlling shareholder of the Company, Boca First Capital LLLP ("Boca First"), voted to change the Company's name from Capitol Communities Corporation to Capitol First Corporation. Boca First beneficially owns 16,000,000 shares of the Company's common stock, representing a 57.65% vote for the name change. There were no votes cast against the motion to change the Company's name. No other matter was considered at the Special Meeting nor were proxies solicited.

ITEM 5.  OTHER INFORMATION

         The Company incorporates by reference the information in Part I, ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION - Liquidity and Capital Resources."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

The following Exhibits are filed as part of this Report.

Exhibit 11  Statement re: computation of per share earnings

Rule 13a-14(a)(15d-14(a) Certifications
Exhibit 31.1.  Certification of Acting Chief Executive Officer and President
Exhibit 31.2.  Certification of Treasurer

Section 1350 Certifications
Exhibit 32.1.  Certification of Acting Chief Executive Officer and President
Exhibit 32.2   Certification of Treasurer

b) REPORTS ON FORM 8-K
The Company filed a report on Form 8-K with the Commission on October 29, 2003, regarding the change in the name of the Company.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CAPITOL FIRST CORPORATION

Date: February 13, 2004      By: /s/ Ashley B. Bloom
                                  -------------------
                                     Ashley B. Bloom
                                     Acting Chief Executive Officer and
                                     President