Form 10QSB
period 2004-03-31
CAPITOL FIRST CORP
filed 2004-05-20
CIK 915636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the transition period from _____ to_____

                          Commission File No. 00-23450

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
[X] YES [ ] NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Common Stock ($.01 Par Value)       30,924,327
        (Title of Class)                    Shares Outstanding as of May 7, 2004

          Transitional Small Business Disclosure Format: [ ] YES [X] NO

                            CAPITAL FIRST CORPORATION


                                      INDEX

                         Part I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements                                               Page
                                                                            ----

         Consolidated Balance Sheet - March 31, 2004 (unaudited)             F-1

         Consolidated Statements of Operations (unaudited) - Three and
         Six Months Ended March 31, 2004 and 2003                            F-2

         Consolidated Statement of Changes in
         Stockholders's (Deficit) Equity - Six Months Ended March 31, 2004   F-3

         Consolidated Statements of Cash Flows - Six Months
         Ended March 31, 2004 and 2003                                       F-4

         Notes to Consolidated Financial Statements                          F-5

ITEM 2.  Management's Discussion and Analysis or Plan of Operation           3

ITEM 3.  Controls and Procedures                                             9


                           Part II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                   10

ITEM 3.  Defaults Upon Senior Securities                                     10

ITEM 4.  Submission of Matter to a Vote of Security Holders                  10

ITEM 6.  Exhibits and Reports on Form 8-K                                    10

Signatures                                                                   12

Certifications




                   CAPITOL FIRST CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              AS OF MARCH 31, 2004


Current Assets
     Cash                                                                         $    869,153
     Accrued interest receivable                                                        89,950
     Construction in progress                                                        1,388,476
     Notes and loans receivable, net of valuation allowance of $18,096               3,524,533
     Other current assets                                                              221,593
                                                                                  ------------
     Total Current Assets                                                            6,093,705
                                                                                  ------------

Property and Equipment
     Furniture and equipment, net of accumulated depreciation of $3,120                 30,312
                                                                                  ------------

Other Assets
     Land and real estate holdings                                                   4,702,474
     Deferred tax benefit                                                            1,203,000
     Other long-term assets                                                             58,363
                                                                                  ------------
     Total Other Assets                                                              5,963,837
                                                                                  ------------

Total Assets                                                                      $ 12,087,854
                                                                                  ------------

Current Liabilities
     Accounts payable and accrued expenses                                             435,221
     Accrued dividends payable on preferred stock                                      108,612
     Accrued expenses - related parties                                                 13,262
     Notes and loans payable                                                         4,222,381
     Notes payable - related party                                                   1,195,000
                                                                                  ------------
     Total Current Liabilities                                                       5,974,476
                                                                                  ------------

Long Term Liabilities
     Loans payable                                                                     291,700
     Notes payable                                                                   4,150,000
                                                                                  ------------
     Total Long Term Liabilities                                                     4,441,700
                                                                                  ------------

Total Liabilities                                                                   10,416,176
                                                                                  ------------

Stockholders' Equity
     Preferred Stock - $0.01 par value, 10,000,000 shares authorized; 4,137,591
        shares issued and outstanding                                                   41,376
     Common Stock - $0.01 par value, 40,000,000 shares authorized; 30,914,327
        shares issued and outstanding                                                  309,143
     Additional paid-in capital                                                     14,858,805
     Preferred stock dividend                                                         (432,890)
     Treasury stock; 3,861,693 shares                                               (5,387,166)
     Minority interests                                                                    100
     Accumulated deficit                                                            (7,717,690)
                                                                                  ------------
     Total Stockholders' Equity                                                      1,671,678
                                                                                  ------------

Total Liabilities and Stockholders' Equity                                        $ 12,087,854
                                                                                  ------------

               See Accountant's Report and Supplemental Footnotes.



                   CAPITOL FIRST CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              MARCH 31,                      MARCH 31,
                                                        2004             2003           2004           2003
                                                     -----------    -----------    -----------    -----------

Revenues
     Interest income - notes and loans                    75,231         63,749        116,913         95,780
     Fee income                                          123,079              0        123,689              0
                                                     -----------    -----------    -----------    -----------
     Total Revenues                                      198,310         63,749        240,602         95,780
                                                     -----------    -----------    -----------    -----------

Cost of Revenue
     Cost of sales - loans                               129,525              0        139,939              0
                                                     -----------    -----------    -----------    -----------

     Total Cost of Revenue                               129,525              0        139,939              0
                                                     -----------    -----------    -----------    -----------
Gross Profit                                              68,785         63,749        100,663         95,780
                                                     -----------    -----------    -----------    -----------

Operating Expenses
     General and administrative expenses                 303,401        101,124        442,462        166,196
     General and admin. expenses - related parties         7,500              0         21,000              0
     Financial advisory and consulting fees               41,644         22,000        186,644         22,000
                                                     -----------    -----------    -----------    -----------
     Total operating expenses                            352,545        123,124        650,106        188,196
                                                     -----------    -----------    -----------    -----------

Net loss before other income (expense)                  (283,760)       (59,375)      (549,443)       (92,416)
                                                     -----------    -----------    -----------    -----------

Other income and (expense)
     Operations of unconsolidated investments                  0              0              0        (75,000)
     Interest income on cash balances                      1,666          4,985          7,324          5,574
     Interest expense                                    (41,735)      (768,590)      (178,165)      (768,590)
     Interest expense - related parties                  (31,318)       (37,598)       (61,943)       (57,338)
     Gain (loss) from extinguishment of debt             115,909        201,000         90,909        406,127
     Loss on discount of note                                  0        (70,298)             0        (70,298)
                                                     -----------    -----------    -----------    -----------
     Total other income and (expense)                     44,522       (670,501)      (141,875)      (559,525)
                                                     -----------    -----------    -----------    -----------

Net loss before provision for income tax                (239,238)      (729,876)      (691,318)      (651,941)
                                                     -----------    -----------    -----------    -----------

Income tax expense (benefit)
     Deferred                                                  0              0              0              0
                                                     -----------    -----------    -----------    -----------

     Total income tax expense (benefit)                        0              0              0              0
                                                     -----------    -----------    -----------    -----------

Net loss                                                (239,238)      (729,876)      (691,318)      (651,941)
                                                     -----------    -----------    -----------    -----------

Basic income (loss) per share
Net loss                                             $     (0.01)   $     (0.02)   $     (0.02)   $     (0.02)
Weighted average shares outstanding                   30,754,721     29,412,054     30,486,277     29,412,054




               See Accountant's Report and Supplemental Footnotes.




                   CAPITOL FIRST CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)
                     FOR THE SIX MONTHS ENDED MARCH 31, 2004



                                                            Common Stock                                       Additional
                               Preferred Stock       Issued  o/s                     Treasury Stock              Paid-in
                             Shares       Amount       Shares         Amount      Shares       Amount            Capital
                           ------------ ------------ ------------ --------------- ------------ -------------- --------------

Balance at 9/30/03 as
    previously reported      4,137,591       41,376   29,290,050         292,900    3,629,989    (4,805,229)     14,172,886
Adjustment to correct
   shares sent to
   treasury not canceled                                  90,300             903                                      (903)
Adjustment to correct
    stock contributed to
     treasury                                            231,704           2,317      231,704      (581,937)        579,620
Common stock issued
    on November 5, 2003                                1,000,000          10,000                                     70,000
Common stock issued
    on January 26, 2004                                   15,000             150                                        975
Common stock issued
   on February 18, 2004                                  227,273           2,273                                     22,727
Common stock issued
   On February 24, 2004                                   60,000             600                                     13,500
Preferred Dividends
     accrued as of
12/31/03
Preferred Dividends
    accrued as of 3/31/04
Net loss for the six
    months ended
    March 31, 2004
Minorty interests
                           ------------ ------------ ------------ --------------- ------------ -------------- --------------
Balance at 3/31/04           4,137,591       41,376   30,914,327         309,143    3,861,693    (5,387,166)     14,858,805
                           ------------ ------------ ------------ --------------- ------------ -------------- --------------





                                  Preferred        Accumulated       Membership
                                Stock Dividends      Deficit         Interests            Total
                               ----------------- ---------------- ----------------- ------------------

Balance at 9/30/03 as                 (323,195)      (7,026,372)                 0         $2,352,366
    previously reported
Adjustment to correct
   shares sent to
   treasury not canceled                                                                            0
Adjustment to correct
      stock contributed to
      Treasury                                                                                      0
Common stock issued
     on November 5, 2003                                                                       80,000
Common stock issued
    on January 26, 2004                                                                         1,125
Common stock issued
   on February 18, 2004                                                                        25,000
Common stock issued
   On February 24, 2004                                                                        14,100
Preferred Dividends
     accrued as of  12/31/03           (55,389)                                              (55,389)
Preferred Dividends
     accrued as of 3/31/2004           (54,306)                                              (54,306)
Net loss for the six
    months ended
    March 31, 2004                                     (691,318)                            (691,318)
Minorty interests                                                              100               100
                               ----------------- ---------------- ----------------- ------------------
Balance at 3/31/04                    (432,890)      (7,717,690)               100         $1,671,678
                               ----------------- ---------------- ----------------- ------------------


               See Accountant's Report and Supplemental Footnotes.



                   CAPITOL FIRST CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                AS OF MARCH 31,
                                                                             2004           2003
                                                                         -----------    -----------

Cash flows from operating activities
     Net income (loss)                                                      (691,318)      (651,941)


Adjustments  to  reconcile  income  (loss)  to net cash  provided  by
(used  in) operating activities:
     Depreciation                                                              3,120            576
     (Increase) decrease in accrued interest receivable                      (48,519)       (82,642)
     (Increase) decrease in other receivables                                      0       (225,376)
     (Increase) decrease in other current assets                             (81,493)             0
     Increase (decrease) in accounts payable and accrued expenses            184,092       (127,908)
     Increase (decrease) in accrued expenses - related parties                 3,209        (37,432)
     (Increase) decrease in deferred tax asset                                     0              0
     (Increase) decrease in notes and loans receivable                    (2,542,629)     1,070,000
     (Increase) decrease in construction in progress                      (1,388,476)             0
      Increase (decrease) in valuation allowance                              18,096              0
     (Increase) decrease in deposits                                          (8,363)             0
      Decrease (increase) in loans and participations payable              2,026,318              0
      Gain on debt extinguishment                                            (90,909)      (335,829)
      Collection of note receivable by forgiveness of  accrued expense             0        261,308
                                                                         -----------    -----------

Net cash used in operating activities                                     (2,616,872)      (129,244)
                                                                         -----------    -----------

Cash flows from investing activities
     (Increase) decrease in real estate holdings                            (319,966)             0
     (Increase) decrease in investments                                            0         75,000
      Purchase of fixed assets                                               (33,433)        (2,363)
                                                                         -----------    -----------

Net cash (used in) provided by investing activities                         (353,399)        72,637
                                                                         -----------    -----------

Cash flows from financing activities
     Issuance of $8 million secured promissory notes                       1,150,000              0
     (Payments) proceeds of notes payable to related party                   (60,000)             0
     (Payments) proceeds of notes payable                                    (31,816)       551,503
     (Payment) of deferred dividends                                        (109,695)       (14,385)
     Change in accrual of preferred dividends                                108,612              0
     Issuance of common stock                                                120,225              0
     Membership interests                                                        100              0
                                                                         -----------    -----------
Net cash provided by financing activities                                  1,177,426        537,118
                                                                         -----------    -----------

Net (decrease) increase in cash                                           (1,792,845)       480,511
Beginning cash                                                             2,661,998         16,981
                                                                         -----------    -----------

Ending cash                                                              $   869,153    $   497,492
                                                                         -----------    -----------

Schedule of non-cash financing activities
    Preferred stock issued for debt                                                0        216,858
    Collection of note receivable by forgiveness of accrued expenses               0        261,308
Supplemental information:
Interest paid, net of current payoff discount of $0 and $56,203,             304,356         40,414
      Respectively



               See Accountant's Report and Supplemental Footnotes.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

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

During the period from October 1, 2003 through March 31, 2004, the Company formed eight wholly-owned subsidiaries and one 50% joint development venture for which the Company performs the duties of Operating Manager. These entities are Capitol Development, Inc., a Nevada corporation; Toxaway Development Group, LLC, a North Carolina LLC; Interfund Mortgage Corp., a Florida corporation; Interfund Investment Fund I, LLC, a Florida LLC; Capitol Management, LLC, a Florida LLC; East Greens Development, LLC, a Florida LLC; MW Land Development, LLC, an Arkansas LLC; Park Place Ventures, LLC, a Florida LLC; and Philbuilt Development, LLC, a Florida LLC. The results of operations and balance sheets of these entities are consolidated in the financial statements of the Company.

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

C. RECLASSIFICATIONS
Certain reclassifications have been made to the March 31, 2003 financial statements to conform to the March 31, 2004 presentation.

D. REAL ESTATE HOLDINGS
Real estate investments are stated at the lower of cost or market. Acquisition costs are allocated to respective properties reasonably based on appraisals of the various properties acquired in the acquisition.

E. REVENUE RECOGNITION
Real Property: Revenue is recognized under the full accrual method of accounting upon the completed sale of real property held for development and sale. All costs incurred directly or indirectly in acquiring and developing the real property are capitalized.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

E. REVENUE RECOGNITION (CONTINUED)
Interest Income: Interest income is accrued on a simple interest basis according to the terms of the Note, generally on a 365-day year. The Company does not recognize interest income from loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.

Fee Income: Fee income from non-refundable origination fees is recognized at closing of escrow and reduced by any amount that would be deemed earned in a subsequent fiscal year. Most loans mature in one year. Income from non-refundable consulting fees is recorded net of consulting expenses paid to related and unrelated parties. Consulting fees are considered substantially earned at closing for the work performed pursuant to consulting agreements. The bulk of consulting fees are earned on construction loans for which construction of individual units occurs in a three to four month time period.

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

G. CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash on hand, cash in banks, and any highly liquid investments with a maturity of three months or less at the time of purchase. The Company and its Subsidiaries maintain cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the cash balances may exceed federally insured limits. We have not experienced any losses in such accounts and we believe the risk related to these deposits is minimal. At March 31, 2004, approximately 88% of the Company's cash was subject to such risk.

H. EARNINGS/LOSS PER SHARE
Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. The number of shares used for the quarters ended March 31, 2004 and 2003 were 30,754,721 and 29,412,054, respectively.

I. VALUATION ALLOWANCE
We determined a loan delinquency rate based on industry averages published by the Mortgage Bankers Association. The loan delinquency rate is applied to all loans receivable. An allowance is not provided for construction in progress as these projects are currently owned or controlled by the Company. The allowance is reviewed on a quarterly basis and adjusted when necessary based on the Company's collection experience.

J. INCOME TAXES
In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has net operating losses (NOL's) of approximately $9,000,000 expiring in the years 2009 through 2022.

Deferred tax benefit (34% statutory rate)     $  3,060,000
Valuation allowance                             (1,857,000)
Additions through March 31, 2004                   235,048
Deferred tax benefit                              (235,048)
                                              ------------
Net Benefit                                   $  1,203,000
                                              ------------

 A deferred tax asset was recognized in 2002 based on the anticipation of future profitable operations for the years subsequent to 2002. Due to the operating loss incurred during the prior fiscal year ended September 30, 2003 and the operating loss incurred through March 31, 2004, no adjustment was deemed necessary.

NOTE 2 - RELATED PARTY TRANSACTIONS

During part of the six months ended March 31, 2003, the Company subleased office space from B & G Acceptance Corp., a company controlled by a beneficial owner of the Company. The Company paid $2,200 a month for the office space and $3,800 a month for office expenses. The Company moved its offices to a new location on November 1, 2003. The new lease is with an unrelated party.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

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

NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

As of March 31, 2004, and the date of this report, the Company has drawn $1,195,000.00 on the $4,000,000.00 credit line from Boca First Capital LLLP evidenced a promissory note secured by substantially all of the assets of the Capitol Development of Arkansas, Inc. The collateral securing the note includes a mortgage on the remaining 734 acres of the Maumelle Property, 1,000 shares of common stock of the Capitol Development of Arkansas, Inc. owned by the Company, representing one hundred percent of the issued and outstanding shares and a note receivable payable on January 10, 2006 with a face value of $1,000,000.00, respectively, with an annual rate of interest of 5.75%. In addition, there is a lien on all other assets of the Company subject to senior lien positions. The Boca First Capitol LLLP Line of Credit matures on November 1, 2004, and has an initial interest rate of ten percent (10%) per annum and will, on a quarterly basis, adjust to a rate which is equal to the greater of ten percent per annum or one percent (1%) above the prime rate in effect on that date.

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

The Company entered into a two year employment agreement with Ms. Monica A. Schreiber for the position of Vice President and Chief Financial Officer on May 18, 2004. The term of the agreement may continue after two years unless either party has given written notice of its intention to terminate the agreement. The terms of the contract include a base salary of $90,000 and a grant of 30,000 shares of restricted common stock to vest ratably at the end of each quarter of the term of the agreement.

In conjunction with moving its offices during the previous quarter, the Company purchased $25,000 of used office furniture and equipment from B & G Acceptance Corp., a company controlled by a beneficial owner of the Company.

During the quarter and six months ended March 31, 2004, the Company paid approximately $123,808 and $193,808, respectively, in gross mortgage broker fees to beneficial owners of the Company. A portion of the gross fees were distributed by the beneficial owners to other mortgage brokers and consultants and to other vendors for costs. The Board of Directors has agreed that in the process of approving a transaction based upon its potential economic value to the Company, fees may be paid to related parties if properly disclosed. Additionally, as part of the approval process, the fees to related and unrelated parties that will be netted from the Company's revenue will be disclosed and negotiated when presented to the Company.

NOTE 3 - CANCELLATION OF DEBT

During the quarter ended March 31, 2004, $115,909 principal and accrued interest relating to unsecured promissory notes was written off due to the statute of limitations tolling on these notes.

NOTE 4 - CAPITAL TRANSACTIONS

On October 1, 2003, the Company issued 1,000,000 shares of restricted common stock to Noble Financial International Inc., in consideration of consulting services to be performed over a six-month period. The stock provides registration rights to Noble if and when the Company registers additional securities with the Securities and Exchange Commission.

On January 26, 2004, the Company issued 15,000 shares of unrestricted common stock to three of its employees under its equity compensation plan.

On February 18, 2004, the Company issued 227,273 shares of restricted and unrestricted common stock in lieu of legal services performed on behalf of the Company during the previous fiscal year.

On February 24, 2004, the Company issued 60,000 shares of restricted common stock to one of its outside directors as part of his compensation.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

NOTE 5 - NON-QUALIFIED EMPLOYEE STOCK OPTION PLAN
The Company has a Stock Option Plan under which directors, officers, key consultants and other persons employed by the Company may be granted options to purchase shares of the Company's authorized but unissued or reacquired common stock. The maximum number of shares available for issuance under the Plan is 3,000,000 shares. As of March 31, 2004 the maximum number of shares available for future grants under the Plan is 300,000 shares. Under the plan the option exercise price shall not be less than the Fair Market Value of the stock. Options currently expire no later than 10 years from the grant date. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:

                                      Number of Options      Weighted Average
                                                              Exercise Price
Outstanding at September 30, 2003                     0                     0
Granted                                          25,000                 0.075
Exercised                                        15,000                     0
Cancelled                                             0                     0
Outstanding at March 31, 2004                    10,000                 0.075

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In November, 2003, the Company executed a 31 month lease for its office facility in Boca Raton, Florida. Rent expense is approximately $4,000 per month, including CAM.

Effective October 1, 2003, the Company entered in a financial advisory services agreement with Noble International Investments, Inc. for a term of six months. Fees under the agreement total $60,000 in cash and 1,000,000 shares of restricted common stock. The fees of $60,000 were fully expensed as of March 31, 2004.

During the quarter ended March 31, 2004 the Company's wholly-owned subsidiary, Interfund Investment Fund I, LLC, executed a letter agreement with Noble International Investments, Inc., ("Noble") with an effective date of November 23, 2003. The letter agreement sets forth the understandings between the parties regarding placement agent fees, non-accountable expenses and shares of common stock to be issued upon completion of a minimum of $3,000,000 of an $8,000,000 maximum offering. Under the agreement, placement fees of $180,000 in cash, non-accountable expenses of $25,000 in cash and 2,500,000 shares of restricted common stock shall be paid or granted to Noble upon placement of the first $3,000,000 of the offering. Fees of $75,000 were paid to Noble as of March 31, 2004.

NOTE 7 - LEGAL PROCEEDINGS

The Company is not involved in any other litigation, other than those actions arising from the normal course of business which management does not believe will have a material effect on the Company's operations.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to the Company's quarter ended March 31, 2004, the Company, through its wholly-owned subsidiaries, Interfund Mortgage Corp. and Interfund Investment Fund I, LLC, made secured short-term loans of approximately $750,000. Through its wholly-owned subsidiaries, Capitol Development, Inc. and Park Place Ventures, LLC, the Company purchased land for approximately $169,000.

At a Board of Director's meeting on May 4, 2004, the Board took the following actions:

     o Appointed Mr. Harvey Judkowitz and Mr. Michael Merlob to the Board effective June 1, 2004 for a one year term.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

NOTE 8 - SUBSEQUENT EVENTS (CONTINUED)

     o Formed an Audit Committee and appointed Mr. Harvey Judkowitz, Mr. Michael Merlob and Mr. Donald LeGault to the Committee. Mr. Harvey Judkowitz, CPA, was appointed to serve as the Chairman of the Committee.

     o Formed a Compensation Committee and appointed Mr. Michael Merlob and Mr. Harvey Judkowitz to the Compensation Committee.

     o Formed a Nominating and Corporate Governance Committee and appointed Mr. Don LeGault, Mr. Harvey Judkowitz and Mr. Michael Merlob to the Committee.

     o Appointed Ms. Diane Bloom as an additional advisor to the loan committee.

     o Approved the appointment of Ms. Monica Schreiber as Vice President and Chief Financial Officer as of the date of execution of her contract and stated that Mr. Ashley Bloom is to finalize and execute her contract on behalf of the Company.

     o Authorized the Chief Financial Officer and the Chief Executive Officer to take actions necessary to cancel the Company's Treasury shares at soon as possible.

The Company's note receivable in the amount of $1,000,000 due from West Maumelle LP was brought current on April 23, 2004. The borrower paid interest through March 31, 2004 and the Company reinstated the note's interest at 5.75%.

In connection with a contract to sell Tract D, a 38.5 acre tract zoned for commercial use, on April 22, 2004, the Company entered into a new note in the amount of $2,050,000 at 5%, including an interest reserve of $200,000. The previous 13% note, payable to New Era in the amount of $1,665,857 plus accrued interest and property taxes, was paid off.

Proceeds of Interfund Investment Fund I, LLC's, offering of 8% secured promissory notes were $1,150,000 as of March 31, 2004 and $1,550,000 as of May 1, 2004.

The Board made a decision on April 23, 2004, to accrue, but not pay dividends due to holders of 5.25% preferred stock. The reason for this decision is that the Company is not yet making a profit and would have to use borrowed funds or sell assets in order to pay the dividends.

The Company received notification on May 14, 2004, that one of the collateral properties securing one of its second mortgage loans receivable was in default. The Company's second mortgage loan receivable is in the amount of $525,000 has been and is current and is secured by other properties in addition to its share in the defaulted property. Management believes that in addition to the collateral in the defaulted property, there is sufficient equity in the other collateral to secure its investment.

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

The forward-looking statements contained in this Report also may be impacted by future economic conditions, including but not limited to changes in interest rates, any adverse effect on general economic conditions and consumer confidence which may adversely affect the business of the Company.

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

Financial Condition
-------------------

As noted below and elsewhere in this Report, the Company is in the process of diversifying its portfolio in order to generate revenues. Even though the Company has enough borrowed money to meet its day-to-day operations, such revenues are necessary to cure its current illiquidity position. During the first six months of the fiscal year ending September 30, 2004, the Company diversified into real estate development in Florida and North Carolina and financial lending for its own portfolio. The Company also continues to sell property from its inventory of 734 acres of real property located in Maumelle, Arkansas (the "Maumelle Property") that it deems not appropriate for development. There can be no assurance, however, that the Company will be able to liquidate its Maumelle Property at a fair market price or at all, or acquire projects and finance loans that generate revenues, or that the Company will be able to generate sufficient revenues from these business activities to meet day-to-day operational liabilities or to pursue the business objectives discussed herein.

Change in Financial Condition Since the End of Last Fiscal Year
---------------------------------------------------------------

At March 31, 2004, the Company had total assets of $12,087,854, an increase of $2,608,817 or 27.5% from the September 30, 2003 total of $9,479,037. The increase in total assets resulted from commencement of operations in the Company's mortgage and development subsidiaries.

Current assets as of March 31, 2004, were $6,093,705 compared to $3,893,529 as of September 30, 2003. The increase of $2,200,176 was primarily due to an increase of approximately $3,900,000 in loans receivable and construction in progress , offset by a decrease of approximately $1,800,000 in cash deployed for the lending and construction programs.

Non-current assets as of March 31, 2004, were $5,963,837 compared to $5,585,508 as of September 30, 2003. The increase of $378,329 was primarily due to an increase in purchase of land held for sale or development.

Total liabilities of the Company at March 31, 2004 were $10,416,176, an increase of $3,289,505 from the September 30, 2003 total of $7,126,671. The increase in total liabilities resulted primarily from commencement of operations in the Company's mortgage and development subsidiaries for which operations the Company borrowed approximately $2,000,000 of funds from banks and participants as well as proceeds of $1,150,000 from the placement of 8% secured promissory notes in March, 2004. Accounts payable and accrued expenses increased by $148,181 due to increased operating expenses incurred to support expanded operations.

Shareholders' Equity of the Company at March 31, 2004 was $1,671,678, a decrease of $680,688 from the September 30, 2003 total of $2,352,366. The decrease in equity resulted primarily from the year-to-date loss of $691,318. (See the Results of Operations discussion for the six month period below).

CHANGE IN FINANCIAL CONDITION - COMPARING MARCH 31, 2004 TO MARCH 31, 2003
--------------------------------------------------------------------------

At March 31, 2004, the Company had total assets of $12,087,854, an increase of $2,062,625 or 20.6% from the March 31, 2003 total of $10,025,229. The increase in total assets resulted from commencement of operations in the Company's mortgage and development subsidiaries.

Current assets as of March 31, 2004, were $6,093,705 compared to $1,588,230 as of March 31, 2003. The increase of $4,505,475 was primarily due to an increase of approximately $3,900,000 in loans receivable and construction in progress, an increase in cash of $371,661 and an increase in prepaid and other assets of $219,080 primarily related to prepaid placement agent fees.

Non-current assets as of March 31, 2004, were $5,963,837 compared to $8,430,771 as of March 31, 2004. The decrease of $2,466,934 was primarily due to the sale of Arkansas land during the latter half of the fiscal year ended September 30, 2003.

Total liabilities of the Company at March 31, 2004 were $10,416,176, an increase of $2,883,959 from the March 31, 2003 total of $7,532,217. The increase in total liabilities resulted from proceeds of $4,150,000 from the placement of 8% secured promissory notes in late September, 2003 and late March, 2004 and commencement of operations in the Company's mortgage and development subsidiaries for which operations the Company borrowed approximately $2,000,000 of funds from banks and participants. These increases were offset by a decrease of approximately $1,900,000 in notes payable to New Era due to principal payments during the latter half of the fiscal year ended September 30, 2003, a reduction of approximately $444,000 in the Boca First line of credit, a $909,000 reduction in unsecured notes payable due to settlements and a reduction of approximately $173,000 in accounts payable.

Shareholders' Equity of the Company at March 31, 2004 was $1,671,678, a decrease of $821,334 from the March 31, 2003 total of $2,493,012. The decrease in equity resulted primarily from the year-to-date loss of $691,318 and accrual of preferred dividends. (See the Results of Operations discussion for the six month period below).

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 TO THE THREE MONTHS ENDED MARCH 31, 2003.

Revenues increased to $198,310 for the three months ended March 31, 2004, compared to $63,749 for the three months ended March 31, 2003. The increase was due to commencement of the company's financial lending and real estate development programs for which interest income and management fee income was earned. Revenues for the three months ended March 31, 2004 were comprised of approximately $75,000 in interest income and approximately $123,000 in fee income, compared to approximately $64,000 in interest income for the three months ended March 31, 2003. Fee income is reported net of fees paid to related and unrelated parties in fee-sharing arrangements. Fees paid to related parties and netted out of fee income for the three months totaled $86,808. A portion of these fees were distributed by the related parties to other mortgage brokers and consultants and to other vendors for costs.

Cost of revenues increased to $129,525 for the three months ended March 31, 2004, compared to $0 for the three months ended March 31, 2003. The increase was due to commencement of the company's financial lending and real estate development programs for which interest expense directly related to interest income from loans was recorded for funds borrowed from banks and participants.

General and administrative expenses increased to $352,545 for the three months ended March 31, 2004 from $123,124 for the three months ended March 31, 2003, an increase of $229,421. The increase includes a $59,460 increase in payroll incurred to support the new operations of the Company, a $69,464 increase in property tax accrual on Maumelle undeveloped land not previously accrued, and a $41,644 increase in amortization of placement agent and financial advisory fees paid to Noble in connection with the issuance of secured promissory notes. Legal fees and audit fees increased by $24,676 to $89,285 for the three months ended March 31, 2004 from $64,609 for the three months ended March 31, 2003. The increase was due to additional audit fees incurred during the first quarter review and an increase in legal fees related to the increase in loan activity and the formation of new operating subsidiaries.

Interest income earned on cash balances decreased to $1,666 for the three months ended March 31, 2004 from $4,985 for the three month period ended March 31, 2003 due to a decrease in average cash balances.

Interest expense decreased to $73,053 for the three months ended March 31, 2004 from $806,188 for the three months ended March 31, 2003. The decrease of $733,135 was primarily due to an adjustment in the amount of $409,488 in the quarter ended March 31, 2003 related to the dissolution of TradeArk and reacquisition of land for the company's membership interests. In addition, interest expense on the New Era note payable was higher in the quarter ended March 31, 2003 due to a higher principal balance.

During the quarter ended March 31, 2004, $115,909 principal and accrued interest relating to unsecured promissory notes was written off due to the statute of limitations tolling on these notes. In the quarter ended March 31, 2003, the Company negotiated settlement agreements with unsecured promissory note holders to exchange $485,000 in debt and accrued interest for $284,000 in cash and notes for a gain of $201,000. This gain was offset by a $70,298 loss on discount of the West Maumelle note which was discounted and assigned to a group of investors.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2004 TO THE SIX MONTHS ENDED MARCH 31, 2003.

Revenues increased to $240,602 for the six months ended March 31, 2004, compared to $95,780 for the six months ended March 31, 2003. The increase was due to commencement of the company's financial lending and real estate development programs for which interest income and management fee income was earned. This increase was offset by a decrease in interest income from notes receivable due to a reduction in both the outstanding principal amount and a three-fourth point decrease in the interest rate charged to the borrower. Revenues for the six months ended March 31, 2004 were comprised of approximately $117,000 in interest income and approximately $124,000 in fee income compared to approximately $96,000 in interest income for the six months ended March 31, 2003. Fee income is reported net of fees paid to related and unrelated parties in fee-sharing arrangements. Fees paid to related parties and netted out of fee income for the six months totaled $86,808. A portion of these fees were distributed by the related parties to other mortgage brokers and consultants and to other vendors for costs.

Cost of revenues increased to $139,939 for the six months ended March 31, 2004, compared to $0 for the six months ended March 31, 2003. The increase was due to commencement of the company's financial lending and real estate development programs for which interest expense directly related to interest income from loans was recorded for funds borrowed from banks and participants.

General and administrative expenses increased to $650,106 for the six months ended March 31, 2004 from $188,196 for the six months ended March 31, 2003, an increase of $461,910. Approximately thirty-five percent (35%) of the increase, $160,000 was due to placement agent and financial advisory fees paid to Noble in connection with the issuance of $3,000,000 secured promissory notes. In late March, 2004, the first $1,150,000 of a maximum $8,000,000 new offering of secured promissory notes was raised and $1,644 was expensed for prorated placement fees. Legal fees and audit fees increased to $134,249 for the six months ended March 31, 2004 from $81,539 for the six months ended March 31, 2003, an increase of $52,710. Legal fees increased due to hours charged for work related to the issuance of promissory notes, the formation of new operating subsidiaries and commencement and growth of loan activity. Audit fees increased due to a change in auditing firms resulting in increased hours billed during the transition. The current six month period includes a $90,383 increase in payroll expense incurred to support the new operations of the Company and a $69,464 increase in property tax accrual on Maumelle undeveloped land not previously accrued; both payroll and property tax line items were $0 as of the six months ending March 31, 2003. Other general expenses increased by $27,000 in support of the Company's expanded operations. Stock issued in lieu on consulting fees was $25,000 and stock issued as additional of Board compensation was $14,100 in the six months ended March 31, 2004. There were no similar expenses in the same period in the prior year. Allowance for loan losses was $18,096 for the six months ended March 31, 2004, compared to $0 for the six months ended March 31, 2003.

The operating loss recorded for unconsolidated subsidiaries accounted for under the Equity method totaled a loss of $0 for the six months ended March 31, 2004 compared to a loss $75,000 for the six months ended March 31, 2003.

Interest income earned on cash balances increased to $7,324 for the six months ended March 31, 2004 from $5,574 for the six month period ended March 31, 2003. The increase was due to an increase in average cash balances following the issuance of $3 million promissory notes in late September, 2003.

Interest expense decreased to $240,108 for the six months ended March 31, 2004 from $825,928 for the six months ended March 31, 2003, a decrease of $585,820. The decrease was primarily due to an adjustment in the amount of $409,488 in the quarter ended March 31, 2003 related to the dissolution of TradeArk and reacquisition of land for the company's membership interests. In addition, interest expense on the New Era note payable was higher during the six months ended March 31, 2003 due to a higher principal balance.

During the six months ended March 31, 2004, $115,909 principal and accrued interest relating to unsecured promissory notes was written off due to the statute of limitations tolling on these notes and was offset by a $25,000 correction of an error discovered in the first quarter. During the six months ended March 31, 2003, the Company negotiated settlement agreements with unsecured promissory note holders to exchange $1,067,232 in debt and accrued interest for $661,105 in cash, notes and Series A preferred stock for a gain of $406,127. This gain was offset by a $70,298 loss on discount of the West Maumelle note which was discounted and assigned to a group of investors.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2004, working capital was $119,229, as compared to working capital of $2,687,715 at September 30, 2003, a difference of $2,568,486. Approximately half of the decrease is due to reclassification of the Boca First line of credit from long term debt at September 30, 2003 to short term debt at March 31, 2004. Cash and cash equivalents amounted to $869,153 as of March 31, 2004, as compared with $2,661,998 at September 30, 2003. The reduction is due to deployment of cash in lending programs.

     Net cash used in operating activities during the six months ended March 31, 2004 was $2,616,872, compared to $129,244 net cash used in operating activities during the six months ended March 31, 2003. The increase in net cash used in operating activities is due to the commencement of the company's loan program and construction projects and is offset by cash generated by the sale of loan participations. During the six months ended March 31, 2003, $1,070,000 principal on a note receivable was paid off and no similar payoff occurred in the current six month period.

Net cash used in investing activities during the six months ended March 31, 2004 was $353,399, compared to $72,637 net cash provided by investing activities during the six months ended March 31, 2003. The increase in net cash used in investing activities is due to purchase of properties in Florida.

Net cash provided by financing activities during the six months ended March 31, 2004 was $1,177,426, compared to $537,118 net cash provided by financing activities during the six months ended March 31, 2003. The increase in net cash provided by financing activities is primarily due to the receipt of $1,150,000 as of March 31, 2004, from a maximum $8,000,000 new offering of secured promissory notes.

INDEBTEDNESS AND OTHER LIQUIDITY REQUIREMENTS. The principal amount of the Company's total debt at March 31, 2004, included, without limitation, the following:

         As of March 31, 2004 and the date of this Report, the Company had $134,278 in non-recourse promissory notes ("Non-Secured Notes") that had matured and were due and owing. The Company has been unable to settle these Non-Secured Notes because of an inability to contact the note holder at their last known address or non-response by the note holder. During the quarter ended March 31, 2004, the Company did not negotiate any settlement agreements and wrote off

$115,909 in principal and interest as the statute of limitations for these notes had tolled. The Non-Secured short-term debt was financed by private sources, and generally bear interest at a rate ranging from 10.9% to 14% per annum.

         The Company has drawn $1,195,000 on its $4,000,000 Boca Credit Line, as of March 31, 2004 and as of the date of this report. The Boca Credit Line is evidenced by the Boca Note secured by substantially all of the assets of Capitol Development of Arkansas, Inc. and the Mortgage Subsidiary and the assets of any of the Company's wholly-owned subsidiaries, now owned or to be acquired. The collateral securing the Boca Note includes a second priority mortgage on approximately 736 acres of the Maumelle Property, (comprised of 290 acres of developable land and 446 acres of wetlands), 1,000 shares of common stock of Capitol Development of Arkansas, Inc. owned by the Company, representing one hundred percent of the issued and outstanding shares and one note receivable payable on January 10, 2006, with a face value of $1,000,000.00 and an annual rate of interest of 5.75% and a collateralized interest in the lending subsidiary's loan portfolio. The Boca Credit Line matures on November 1, 2004, and has an initial interest rate of ten percent (10%) per annum which, on a quarterly basis, adjust to a rate which is equal to the greater of ten percent per annum or one percent (1%) above the prime rate, as published in The Wall Street Journal, in effect on that date.

     The Company assumed approximately $3,500,000 in a loan from New Era Life Insurance Inc. ("New Era Loan"), when it reacquired 251 acres of real property in Maumelle, Arkansas for its membership interest in TradeArk Properties. Two parcels of the real property were sold in the fiscal year ended September 30, 2003, and approximately $1,800,000 was paid on the loan. The loan is secured by Tract D and carried an interest rate of 13% per annum and matured on March 12, 2004. The loan was verbally extended based on a contract to sell Tract D which the Company entered into in January, 2004. The loan was paid off on April 22, 2004, in connection with the refinancing of Tract D. (See discussion below, "Subsequent Events"). The New Era Loan had a balance of $1,665,857 as of March 31, 2004 and a balance of zero as of the date of this report.

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

In the current quarter ending March 31, 2004, the Company's wholly-owned subsidiary, Interfund Investment Fund I, LLC, ("IIFI") borrowed $1,150,000 evidenced by secured promissory notes from individual investors. As of the date of this report, IIFI had borrowed $1,550,000 of secured promissory notes in connection with an $8,000,000 maximum offering. The notes have a per annum interest rate of 8% and are payable monthly, interest only, with the principal and interest due three years from August 12, 2004. Investors may earn from 8% up to 12% in total based on a formula to be calculated after the maturity of the notes in August, 2007. The Secured Notes are secured by the assets of Interfund Investment Fund I, LLC.

     During the quarter ended March 31, 2004, the Company sold $950,000 of loan participation agreements to investors. Of the $950,000 in loan participation agreements, $550,000 were sold to related parties. The participation agreements bear interest at rates of 10.0% to 12.5% and mature with the underlying commercial loans, which currently are 12-month to 18-month terms. The participation agreements are secured by real property in junior and senior prositions in proportion to the participant's pro-rate interest in the loan. During the six months ended March 31, 2004, the Company has sold $1,216,000 of loan participation agreements. Participations sold to related parties on during the six month period totaled $575,000.

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

     The Company does not foresee any significant elements of income or loss that would arise outside of the ordinary course of business, except for the losses that would likely arise if the Company (i) becomes unable to continue the growth of its operations in financial lending (ii) experiences material delinquent or defaulted loans in its portfolio (iii) becomes unable to commence significant operations in real estate development (iv) has to liquidate the Maumelle Property for less than fair market value (v) is not able to raise additional capital for its financial lending and development activities(vi) is impacted by future adverse economic conditions in the general economy including inflation and an increase in interest rates or (vii) is impacted by construction and real estate industry market conditions.

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

     The Company and its wholly-owned subsidiaries, Interfund Mortgage Corp. and Interfund Investment Fund I, LLC, (collectively, the "Mortgage Subsidiaries") made secured short-term loans of approximately $2,500,000 and commenced development projects in the cumulative amount of approximately $1,400,000 during the six months ended March 31, 2004.

     With respect to prospective long-term liquidity, the Company has identified several real estate acquisition and financing opportunities as a part of its strategic business plan that management anticipates will allow it to generate cash flow from real estate development, interest on its investments, financing arbitrage, hypothecation arbitrage, development fees, and equity participations from joint ventures. The Company has acquired and intends to continue to acquire and/or develop real estate and loans for its own portfolio in fast growing markets such as Florida and North Carolina.

     During March, 2004 the Company raised the first $1,150,000 in secured promissory note debt through a private placement offering, pursuant to Rule 506 of Regulation D, of debt securities. This offering was subject to a minimum placement of $1,000,000 and a maximum of $8,000,000, from private investors. These funds are intended to be used to assist the Company in implementing its business plans. There can be no assurance, however, that the Company will successfully be able to raise all or some of the additional funds or if it does, that its development and investment plans will generate revenues or net profits to the Company.

     The Company anticipates paying commissions to Noble International Investments, Inc. ("Noble"), a registered broker/dealer firm, equal to two and one quarter percent (2.25%) of the gross proceeds of the Offering or $180,000, whichever is greater, and is subject to raising at least $3,000,000 in the Offering. In addition, Noble, or its designees, shall be provided with restricted common stock of 2,500,000 shares of the Company upon the completion of the offering. Management of the Company anticipates that it will raise at least a portion of the Secured Promissory Note offering. No commissions will be paid on portions raised by management.

SUBSEQUENT EVENTS

Subsequent to the Company's quarter ended March 31, 2004, the Company, through its wholly-owned subsidiaries, Interfund Mortgage Corp. and Interfund Investment Fund I, LLC, made secured short-term loans of approximately $750,000. Through its wholly-owned subsidiaries, Capitol Development, Inc. and Park Place Ventures, LLC, the Company purchased land for approximately $169,000.

Subsequent to the fiscal quarter ended March 31, 2004, the Board of Directors took the following actions:

     o Appointed Mr. Harvey Judkowitz and Mr. Michael Merlob to the Board effective June 1, 2004 for a one year term.

     o Formed an Audit Committee and appointed Mr. Harvey Judkowitz, Mr. Michael Merlob and Mr. Donald LeGault to the Committee. Mr. Harvey Judkowitz, CPA, was appointed to serve as the Chairman of the Committee.

     o Formed a Compensation Committee and appointed Mr. Michael Merlob and Mr. Harvey Judkowitz to the Compensation Committee.

     o Formed a Nominating and Corporate Governance Committee and appointed Mr. Don LeGault, Mr. Harvey Judkowitz and Mr. Michael Merlob to the Committee.

     o Appointed Ms. Diane Bloom as an additional advisor to the loan committee.

     o Approved the appointment of Ms. Monica Schreiber as Vice President and Chief Financial Officer as of the date of execution of her contract and stated that Mr. Ashley Bloom is to finalize and execute her contract on behalf of the Company.

     o Increased management's authority to purchase and invest in raw land to an aggregate limit of $1,500,000 from a previous limit of $500,000.

     o Authorized the Chief Financial Officer and the Chief Executive Officer to take actions necessary to cancel the Company's Treasury shares at soon as possible.

The Company's note receivable in the amount of $1,000,000 due from West Maumelle LP was brought current on April 23, 2004. The borrower paid interest through March 31, 2004 and the Company reinstated the note's interest at 5.75%.

In connection with a contract to sell Tract D, a 38.5 acre tract zoned for commercial use, on April 22, 2004, the Company entered into a new note in the amount of $2,050,000 at 5%, including an interest reserve of $200,000. The previous 13% note, payable to New Era in the amount of $1,665,857 plus accrued interest and property taxes, was paid off. The refinancing of Tract D extends the due diligence period to May 14, 2004, to complete the sale of Tract D for the total sum of $3,400,000. At the end of the due diligence period, the buyer is to provide $250,000 in additional non-refundable earnest money. The sale is to occur 30 days after the expiration of the due diligence period. Should the sale not occur, the Company will receive $300,000 nonrefundable deposit and will continue to hold the new $2,050,000 note, including a $200,000 interest reserve.

Proceeds of Interfund Investment Fund I, LLC's, offering of 8% secured promissory notes were $1,150,000 as of March 31, 2004 and $1,550,000 as of May 1, 2004.

The Board made a decision on April 23, 2004, to accrue, but not pay dividends due to holders of 5.25% preferred stock. The reason for this decision is that the Company is not yet making a profit and would have to use borrowed funds or sell assets to pay the dividends.

The Company received notification on May 14, 2004, that one of the collateral properties securing one of its second mortgage loans receivable was in default. The Company's second mortgage loan receivable is in the amount of $525,000 has been and is current and is secured by other properties in addition to its share in the defaulted property. Management believes that in addition to the collateral in the defaulted property, there is sufficient equity in the other collateral to secure its investment.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

An action was filed on May 3, 2004,  in the State of  Arkansas,  Pulaski  County
Circuit Court by Old West Annuity and Life Insurance Company ("Old West") against Superior Lodging, Inc., Reelfoot Bank, Tulsi Bharodia, Atul T. Patel, Amratben T. Patel, Sweet Home, Inc., and Capitol Communities Corporation (now known as Capitol First Corporation). The suit seeks relief for a defaulted promissory note between Superior and others and Old West in the amount of $5,600,000, secured by a mortgage on real property located in Pulaski County, Arkansas. Old West seeks judgment against Superior Lodging, Inc., Tulsi Bharodia, Atul T. Patel, Amratben T. Patel, and Sweet Home, Inc. against the mortgaged property for $5,600,000, accrued interest through April 22, 2004 in the amount of $309,789, foreclosure of the mortgage, declaration of Old West's first lien position, the appointment of a receiver to take possession of and operate the mortgaged property and the sale of the mortgaged property with the proceeds of the sale being applied pursuant to court order and other proper relief.

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

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

On May 4, 2004, at the Annual Meeting of Shareholders, the following persons were voted in to serve as the Company's directors for one year or until their successors are elected and qualified: Mr. Michael Todd, Director and Chairman, Mr. Donald R. LeGault, Director and Mr. Ashley B. Bloom, Director. The Board of Directors ratified the continuance of the audit firm Berkovits, Lago & Company, LLP.

ITEM 5.  OTHER INFORMATION

The Company entered into a two year employment agreement with Ms. Monica A. Schreiber for the position of Vice President and Chief Financial Officer on May 18, 2004. The term of the agreement may continue after two years unless either party has given written notice of its intention to terminate the agreement. The terms of the contract include a base salary of $90,000 and a grant of 30,000 shares of restricted common stock to vest ratably at the end of each quarter of the term of the agreement.

The Company incorporates by reference the information in Part I, ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION - Liquidity and Capital Resources."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

The following Exhibits are filed as part of this Report.

Exhibit 10.1   Description of Cumulative Convertible Preferred Stock, Series A.

Exhibit 10.2 Placement Agent Agreement between Capitol First Corporation (formerly known as Capitol Communities Corporation), Capitol Development of Arkansas and Noble International Investments, Inc.

Exhibit 10.3 Collateral Security Agreement between Capitol Development of Arkansas, Capitol First Corporation and Noble International Investments, Inc.

Exhibit 10.4 Collateral Security Agreement between Capitol Development of Arkansas, Capitol First Corporation and Boca First Capitol, LLLP.

Exhibit 10.5 Mortgage, Security Agreement, Assignment of Rents and Fixture Filing by Capitol Development of Arkansas in favor of Noble International Investments, Inc.

Exhibit 10.6 Form of Note Purchase Agreement between Interfund Investment Fund I, LLC and any subscriber.

Exhibit 10.7 Form of Secured Promissory Note between Interfund Investment Fund I, LLC any holder.

Exhibit 10.8 Security Agreement between Interfund Investment Fund I, LLC and Collateral Service Associates, LLC.

Exhibit 10.9 Collateral Agency Agreement between Interfund Investment Fund I, LLC, Noteholders and Collateral Service Associates, LLC.

Exhibit 10.10 Form of Assignment and Assumption Agreement between an Assignor, Interfund Investment Fund I, LLC, and Collateral Service Associates, LLC.

Exhibit 10.11 Real Estate Subordination Agreement between Boca First Capital, LLLP and Noble International Investments, Inc.

Exhibit 10.12 Real Estate Mortgage between Capitol Development of Arkansas, Inc. and Bank of the Ozarks.

Exhibit 10.13 Promissory Note between Capitol Development of Arkansas, Inc. and Bank of the Ozarks.

Exhibit 10.14 Real Estate Subordination Agreement between Boca First Capital, LLLP and Bank of the Ozarks.

Exhibit 10.15 Various Guarantees and Addendums to Guarantees with respect to loan between Capitol Development of Arkansas, Inc. and Bank of the Ozarks.

Exhibit 10.16 Employment Agreement between Capitol First Corporation and Ms. Monica A. Schreiber.

Exhibit 11  Statement re: computation of per share earnings

Exhibit 21.1(5) Philbuilt Development, LLC, Articles of Organization filed with the Secretary of State Florida on October 7, 2003.

Exhibit 21.1(6) Toxaway Development Group, LLC, Articles of Organization filed with the Secretary of State of North Carolina on December 10, 2003.

Exhibit 21.1(7) East Greens Development, LLC, Articles of Organization filed with the Secretary of State Florida on February 3, 2004.

Exhibit 21.1(8) MW Land Development, LLC, Articles of Organization filed with the Secretary of Arkansas on February 18, 2004.

Exhibit 21.1(9) Park Place Ventures, LLC, Articles of Organization filed with the Secretary of State Florida on February 24, 2004.

Rule 13a-14(a)(15d-14(a) Certifications

Exhibit 31.1.  Certification of Acting Chief Executive Officer and President
Exhibit 31.2.  Certification of Chief Financial Officer

Section 1350 Certifications

Exhibit 32.1.  Certification of Acting Chief Executive Officer and President
Exhibit 32.2   Certification of  Chief Financial Officer


(b)  REPORTS ON FORM 8-K None.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CAPITOL FIRST CORPORATION

Date: May 20, 2004                          By: /s/ Ashley B. Bloom
                                                --------------------------
                                                    Ashley B. Bloom
                                                    Acting Chief Executive
                                                    Officer and President


                                            By: /s/ Monica A. Schreiber
                                                --------------------------
                                                    Monica A. Schreiber
                                                    Vice President and
                                                    Chief Financial Officer