Form 10QSB
period 2004-06-30
CAPITOL FIRST CORP
filed 2004-08-16
CIK 915636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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
[X] YES [ ] NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock ($.01 Par Value)                     28,962,634
       (Title of Class)                Shares Outstanding as of August 3, 2004

          Transitional Small Business Disclosure Format: [ ] YES [X] NO

                            CAPITAL FIRST CORPORATION


                                      INDEX

                         Part I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements                                              Page
                                                                           ----

          Consolidated Balance Sheet - June 30, 2004(unaudited)             F-1

          Consolidated Statements of Operations (unaudited) - Three and
          Nine Months Ended June 30, 2004 and 2003                          F-2

          Consolidated Statement of Changes in Stockholders' Equity -
          Nine Months Ended June 30, 2004                                   F-3

          Consolidated Statements of Cash Flows - Nine Months Ended
          June 30, 2004 and 2003                                            F-5

          Notes to Consolidated Financial Statements                        F-6

ITEM 2.  Management's Discussion and Analysis or Plan of Operation          3

ITEM 3.  Controls and Procedures                                            10


                           Part II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                  11

ITEM 3.  Defaults Upon Senior Securities                                    11

ITEM 4.  Submission of Matter to a Vote of Security Holders                 12

ITEM 6.  Exhibits and Reports on Form 8-K                                   12

Signatures                                                                  13

Certifications




                   CAPITOL FIRST CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               AS OF JUNE 30, 2004

Current Assets
     Cash                                                                         $  1,086,962
     Accrued interest receivable                                                        55,583
     Construction in progress                                                        2,033,013
     Notes and loans receivable, net of valuation allowance of $37,205               4,322,484
     Other notes receivable                                                            277,448
     Other current assets                                                              203,308
                                                                                  ------------
     Total Current Assets                                                            7,978,798
                                                                                  ------------

Property and Equipment
     Furniture and equipment, net of accumulated depreciation of $4,791                 28,641
                                                                                  ------------

Other Assets
     Land and real estate holdings                                                   1,958,891
     Deferred tax benefit                                                            1,203,000
     Other long-term assets                                                             58,363
                                                                                  ------------
     Total Other Assets                                                              3,220,254
                                                                                  ------------

Total Assets                                                                      $ 11,227,693
                                                                                  ============

Current Liabilities
     Accounts payable and accrued expenses                                             306,776
     Accrued preferred stock dividends payable                                         162,918
     Accrued expenses - related parties                                                 12,543
     Notes and loans payable                                                         2,347,014
                                                                                  ------------
     Total Current Liabilities                                                       2,829,251
                                                                                  ------------

Long Term Liabilities
     Loans payable                                                                     497,663
     Note payable - related party                                                    1,337,000
     Notes payable                                                                   4,850,000
                                                                                  ------------
     Total Long Term Liabilities                                                     6,684,663
                                                                                  ------------

Total Liabilities                                                                    9,513,914
                                                                                  ------------

Stockholders' Equity
     Preferred Stock - $0.01 par value, 10,000,000 shares authorized; 4,137,591
        shares issued and outstanding                                                   41,376
     Common Stock - $0.01 par value, 40,000,000 shares authorized; 26,962,634
        shares issued and outstanding                                                  269,626
     Additional paid-in capital                                                      9,511,906
     Preferred stock dividend                                                         (487,196)
     Minority interests                                                                    100
     Accumulated deficit                                                            (7,622,033)
                                                                                  ------------
     Total Stockholders' Equity                                                      1,713,779
                                                                                  ------------

Total Liabilities and Stockholders' Equity                                        $ 11,227,693
                                                                                  ============


               See Accountant's Report and Supplemental Footnotes.



                   CAPITOL FIRST CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             JUNE 30,                      JUNE 30,
                                                        2004           2003           2004           2003
                                                     -----------    -----------    -----------    -----------

Revenues
     Sales of real property                          $ 3,400,000    $   700,882    $ 3,400,000    $   700,882
     Interest income - notes and loans                   138,111              0        255,024         95,780
     Fee income                                          117,648              0        241,337              0
                                                     -----------    -----------    -----------    -----------
     Total Revenues                                    3,655,759        700,882      3,896,361        796,662
                                                     -----------    -----------    -----------    -----------

Cost of Revenue
     Cost of sales - real property                     3,273,262        233,325      3,273,262        233,325
     Cost of sales - loans                               121,686              0        261,625              0
                                                     -----------    -----------    -----------    -----------
     Total Cost of Revenue                             3,394,948        233,325      3,534,887        233,325
                                                     -----------    -----------    -----------    -----------

Gross Profit                                             260,811        467,557        361,474        563,337
                                                     -----------    -----------    -----------    -----------

Operating Expenses
     General and administrative expenses                 194,109        122,983        636,571        303,191
     General and admin. expenses - related parties         7,500         64,398         28,500         87,000
     Financial advisory and consulting fees               21,834              0        208,478              0
                                                     -----------    -----------    -----------    -----------
     Total operating expenses                            223,443        187,381        873,549        390,191
                                                     -----------    -----------    -----------    -----------

Net income (loss) before other income (expense)           37,368        280,176       (512,075)       173,146
                                                     -----------    -----------    -----------    -----------

Other income and (expense)
     Operations of unconsolidated investments                  0              0              0        (75,000)
     Interest income (adjustment) on cash balances            44           (207)         7,368          5,946
     Interest expense                                    (58,853)      (141,656)      (237,018)      (941,800)
     Interest expense - related parties                  (29,617)       (67,342)       (91,560)      (143,439)
     Gain from extinguishment of debt                    146,715        320,652        237,624        726,779
     Loss on discount of note                                  0              0              0        (70,298)
                                                     -----------    -----------    -----------    -----------
     Total other income and (expense)                     58,289        111,447        (83,586)      (497,812)
                                                     -----------    -----------    -----------    -----------

Net income (loss) from continuing operations              95,657        391,623       (595,661)      (324,666)
                                                     ===========    ===========    ===========    ===========

Income tax expense (benefit)
     Deferred                                                  0              0              0              0
                                                     -----------    -----------    -----------    -----------
     Total income tax expense (benefit)                        0              0              0              0
                                                     -----------    -----------    -----------    -----------

Net income (loss)                                         95,657        391,623       (595,661)      (324,666)
                                                     -----------    -----------    -----------    -----------

Basic income (loss) per share
     Income (loss) before extraordinary item              $ 0.00         $ 0.01        $ (0.02)       $ (0.01)
     Extraordinary items                                    0.00           0.00           0.00           0.00
Net income (loss)                                         $ 0.00         $ 0.01        $ (0.02)       $ (0.01)
Weighted average shares outstanding                   30,572,969     29,412,054     30,515,069     29,412,054


               See Accountant's Report and Supplemental Footnotes.




                   CAPITOL FIRST CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)
                     FOR THE NINE MONTHS ENDED JUNE 30, 2004



                                                            Common Stock                                       Additional
                               Preferred Stock        Issued o/s                    Treasury Stock               Paid-in
                             Shares       Amount       Shares         Amount      Shares       Amount            Capital
                           ------------ ------------ ------------ --------------- ------------ -------------- --------------

Balance at 9/30/03 as
    previously reported      4,137,591       41,376   29,290,050         292,900    3,629,989    (4,805,229)    14,172,886
Adjustment to correct
   shares sent to
   treasury not canceled
                                                          90,300             903                                      (903)
Adjustment to correct
    stock contributed to
     Treasury                                            231,704           2,317      231,704      (581,937)       579,620
Common stock issued
    on November 5, 2003                                1,000,000          10,000                                    70,000
Common stock issued
    on January 26, 2004                                   15,000             150                                       975
Common stock issued
   on February 18, 2004                                  227,273           2,273                                    22,727
Common stock issued
   On February 24, 2004                                   60,000             600                                    13,500
Common stock issued
   On April 29, 2004                                      10,000             100                                       650
Common stock cancelled
   On June 23, 2004                                    (100,000)          (1,000)                                    1,000
Preferred Dividends
   accrued as of 6/30/04
Treasury shares cancelled
   on June 23, 2004                                  (3,861,693)         (38,617)  (3,861,693)    5,387,166     (5,348,549)
Net loss for the nine
   months ended
   June 30, 2004
Membership interests
                           ------------ ------------ ------------ --------------- ------------ -------------- --------------
Balance at 6/30/04           4,137,591       41,376   26,962,634         269,626            0             0      9,511,906
                           ------------ ------------ ------------ --------------- ------------ -------------- --------------





                             Page 1 of 2-page table

              See Accountant's Report and Supplemental Footnotes.










                   CAPITOL FIRST CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)
                     FOR THE NINE MONTHS ENDED JUNE 30, 2004




                                  Preferred        Accumulated       Membership
                                Stock Dividends      Deficit         Interests            Total
                               ----------------- ---------------- ----------------- ------------------
Balance at 9/30/03 as                 (323,195)      (7,026,372)                 0         $2,352,366
    previously reported
Adjustment to correct
   Shares sent to
   Treasury not canceled                                                                            0
Adjustment to correct
   stock contributed to
   Treasury                                                                                         0
Common stock issued
   on November 5, 2003                                                                         80,000
Common stock issued
   on January 26, 2004                                                                          1,125
Common stock issued
   on February 18, 2004                                                                        25,000
Common stock issued
   On February 24, 2004                                                                        14,100
Common stock issued
   On April 29, 2004                                                                              750
Common stock cancelled
   On June 23, 2004                                                                                 0
Preferred Dividends
   accrued as of 6/30/04              (164,001)                                             (164,001)
Treasury shares cancelled
   On June 23, 2004                                                                                 0
Net loss for the nine
   months ended
   June 30, 2004                                       (595,661)                            (595,661)
Membership interests                                                           100                100
                               ----------------- ---------------- ----------------- ------------------
Balance at 6/30/04                    (487,196)      (7,622,033)               100         $1,713,779
                               ----------------- ---------------- ----------------- ------------------

                             Page 2 of 2-page table

               See Accountant's Report and Supplemental Footnotes.




                   CAPITOL FIRST CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                       AS OF JUNE 30,
                                                                                     2004           2003
                                                                                -----------    -----------
Cash flows from operating activities
     Net loss                                                                   $  (595,661)   $  (324,666)

Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
     Depreciation                                                                     4,791            821
     Gain on debt extinguishment                                                   (237,624)      (656,481)
     Collection of note receivable by forgiveness of accrued expense                      0        261,308

Changes in assets and liabilities:
     Accrued interest receivable                                                    (14,152)       (36,474)
     Other current assets                                                           (63,208)             0
     Accounts payable and accrued expenses                                          103,085         82,028
     Accrued expenses - related parties                                               2,490        (50,794)
     Notes and loans receivable                                                  (3,359,689)     1,070,000
     Construction in progress                                                    (2,033,013)             0
     Other notes receivable                                                        (277,448)             0
     Valuation allowance                                                             37,205              0
     Deposits                                                                        (8,363)             0
     Loans and participations payable                                             2,132,281              0
                                                                                -----------    -----------
Net cash (used in) provided by operating activities                              (4,309,306)       345,742
                                                                                -----------    -----------
Cash flows from investing activities
     Decrease in real estate holdings                                             2,423,617              0
     Decrease in unconsolidated investment                                                0         75,000
     Purchase of fixed assets                                                       (33,433)        (2,363)
                                                                                -----------    -----------
Net cash provided by investing activities                                         2,390,184         72,637
                                                                                -----------    -----------
Cash flows from financing activities
     Issuance of $8 million secured promissory notes                              1,850,000              0
     Increase in notes payable to related party                                      82,000        242,000
     Payments of notes payable                                                   (1,707,906)      (647,689)
     Payment of preferred dividends                                                (108,303)       (14,385)
     Change in accrual of preferred dividends                                       107,220              0
     Issuance of common stock                                                       120,975              0
     Membership interests                                                               100              0
                                                                                -----------    -----------
Net cash provided by (used in) financing activities                                 344,086       (420,074)
                                                                                -----------    -----------
Net decrease in cash                                                             (1,575,036)        (1,695)
Beginning cash                                                                    2,661,998         16,981
                                                                                -----------    -----------
Ending cash                                                                     $ 1,086,962    $    15,286
                                                                                ===========    ===========
Schedule of non-cash financing activities
    Preferred stock issued for debt                                             $         0    $   408,850
                                                                                ===========    ===========
    Collection of note receivable by forgiveness of accrued expenses            $         0    $   261,308
                                                                                ===========    ===========
Supplemental information:
Interest paid, net of current payoff discount of $0 and $56,203,
   Respectively                                                                 $   494,854    $   410,600
                                                                                ===========    ===========


               See Accountant's Report and Supplemental Footnotes.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

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

During the period from October 1 through March 31, 2004, the Company formed eight wholly-owned subsidiaries and one 50% joint development venture for which the Company performs the duties of Manager. These entities are Capitol Development, Inc., a Nevada corporation; Toxaway Development Group, LLC, a North Carolina LLC; Interfund Mortgage Corp., a Florida corporation; Interfund Investment Fund I, LLC, a Florida LLC; Capitol Management, LLC, a Florida LLC; East Greens Development, LLC, a Florida LLC; MW Land Development, LLC, an Arkansas LLC; Park Place Ventures, LLC, a Florida LLC; and Philbuilt Development, LLC, a Florida LLC. Ownership of Park Place Ventures, LLC was transferred to an unrelated individual effective from its formation date in February, 2004. At March 31, 2004, Capitol accounted for its loan to Park Place as a land acquisition in the amount of $107,000. As of June 30, 2004 the loan to Park Place is accounted for as Other Notes Receivable in the amount of $277,448. The results of operations and balance sheets of the remaining wholly-owned subsidiaries and the 50% joint development venture are consolidated in the financial statements of the Company.

The Company is in the business of financial lending collateralized by real estate, acquisition and sales of real property for its own portfolio, consulting on real estate development projects and real estate development through its ownership or control of strategic projects.

B. PRINCIPLES OF CONSOLIDATION
The Consolidated financial statements include accounts of its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

C. RECLASSIFICATIONS
Certain reclassifications have been made to the June 30, 2003 financial statements to conform to the June 30, 2004 presentation. For comparison purposes, certain adjustments that had been made in the fourth quarter of fiscal year end September 30, 2003, were reclassified to the third quarter of 2003. These adjustments are reflected in the consolidated statements of operations for the three and nine months ended June 30, 2003.

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

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

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

Fee Income: Fee income from non-refundable origination fees is recognized at closing of escrow and reduced by any amount that would be deemed earned in a subsequent fiscal year. Most loans mature in one year. Income from non-refundable consulting fees is recorded net of consulting expenses paid to related and unrelated parties. Consulting fees are considered substantially earned at closing pursuant to consulting agreements. The bulk of consulting fees are earned on revolving construction loans for which construction of individual units occurs in a three to four month time period.

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

G. CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash on hand, cash in banks, and any highly liquid investments with a maturity of three months or less at the time of purchase. The Company and its Subsidiaries maintain cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the cash balances may exceed federally insured limits. We have not experienced any losses in such accounts and we believe the risk related to these deposits is minimal. At June 30, 2004, approximately 77% of the Company's cash was subject to such risk.

H. EARNINGS/LOSS PER SHARE
Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter and year-to-date. The number of shares used for the quarters ended June 30, 2004 and 2003 were 30,572,969 and 29,412,054, respectively. The number of shares used for the nine months June 30, 2004 and 2003 were 30,515,069 and 29,412,054, respectively.

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

The Company received notification on May 14, 2004, that one of the collateral properties securing one of its second mortgage loans receivable was in default. A hearing is set for August 30, 2004 for appointment of a receiver. The debtor has an auction planned for August and is working on refinancing. The Company's second mortgage loan receivable is in the gross amount of $525,000 has been and is current and is secured by other properties in addition to its share in the defaulted property. Management believes that in addition to the collateral in the defaulted property, there is sufficient equity in the other collateral to secure its investment. See "Note 7 - Legal Proceedings" below for a more detailed discussion of the suit.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

J. INCOME TAXES
In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has net operating losses (NOL's) of approximately $10,180,000 expiring in the years 2009 through 2022.

Deferred tax benefit (34% statutory rate)     $  3,060,000
Valuation allowance                             (1,857,000)
Additions through June 30, 2004                    401,096
Additional allowance                              (401,096)
                                              ------------
Net Benefit                                   $  1,203,000
                                              ------------

A deferred tax asset was recognized in 2002 based on the anticipation of future profitable operations for the years subsequent to 2002. Due to the operating loss incurred during the prior fiscal year ended September 30, 2003 and the operating loss incurred through June 30, 2004, no adjustment was deemed necessary.

K.  STOCK COMPENSATION
We account for stock-based compensation under the fair value method which values stock compensation at the market price of the stock on the grant date. Under this method, compensation expense recorded for the quarter and nine months ended June 30, 2004 was $0.00 and $15,975, respectively.

NOTE 2 - RELATED PARTY TRANSACTIONS

On July 17, 2002, Boca First Capital, LLLP, a Florida limited liability limited partnership acquired control of Capitol First Corporation. The Company entered into a Business Loan Agreement with Boca First Capital LLLP dated April 26, 2002 to borrow up to the sum of $3,000,000 from Boca First Capital LLLP. On September 27, 2002, the line of credit was increased from $3,000,000 to $4,000,000.

As of June 30, 2004, and the date of this report, the Company has drawn $1,337,000.00 on a $4,000,000.00 credit line from Boca First Capital LLLP evidenced by a promissory note secured by all of the assets of the Company and its wholly-owned subsidiaries, including second or third security interests in all notes and loans receivable generated in the Company's lending operations. The Boca First Credit Line had an initial maturity date of November 1, 2004, and an initial interest rate of ten percent (10%) per annum adjustable quarterly to a rate equal to the greater of ten percent per annum or one percent (1%) above the prime rate in effect on that date.

Due to completing the sale on June 22, 2004, of 38.5 acres of commercial property known as Tract D located in Maumelle, Arkansas, a portion of the collateral available to Boca First Capital LLLP was converted to cash. On June 23, 2004, the Board of Directors authorized management to renew the Boca First Credit Line and substitute its collateral in Tract D for the cash proceeds and any substitution exchanged for the cash collateral. The renewal extends the expiration date to November 1, 2007, under the same terms and conditions and includes a renewal fee of 2 1/2 points on the $4,000,000 maximum line of credit or $100,000 in cash. The current interest rate continues at 10% per annum.

Commencing in September, 2002, the Company entered into an informal agreement with a related party for consulting services. The monthly fee is $2,500.

The Company had an employment agreement with Mr. Michael G. Todd, its former President. Compensation under the agreement was reduced to zero as of September 27, 2002 and the employment agreement was effectively canceled upon Mr. Todd's resignation as President in January, 2004.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

During the quarter and nine months ended June 30, 2004, the Company paid approximately $88,000 and $273,000, respectively, in gross mortgage broker, consulting and/or development fees to beneficial owners of the Company. A portion of the gross fees were distributed by the beneficial owners to other mortgage brokers, professionals and consultants and to other vendors for costs. The Board of Directors have approved the payment of fees to related parties if disclosed and negotiated by the Board and if they are consistent with industry standards or agreed to by the Board at the time a deal is accepted. All such fees will be netted from the Company's revenue. These fees are paid for work including acquisition, development, financing, management and personal guarantees related to various projects. The related parties are entities owned by the beneficial owner of a controlling shareholder and the Acting President of the Company.

Potential conflicts of interest may arise from time to time as certain officers, directors and beneficial owners have personal real estate investments. Various conflicts of interest may arise as certain officers, directors and beneficial owners may personally invest in real estate ventures, either individually or with third parties, to purchase, sell or develop commercial and/or residential properties. Several of the officers, directors and beneficial owners have invested in real estate transactions for substantial portions of their careers, and said officers, directors and beneficial owners will continue to make such personal investments as they deem appropriate. Notwithstanding the foregoing, the officers, directors and beneficial owners are aware of their fiduciary obligations under Nevada law and will seek to act in good faith whenever making a personal real estate investment, and if a direct conflict arises with the Company as it relates to a particular investment, said officer, director or beneficial owner may seek to offer a right of first refusal on a particular investment to the Company prior to making such a personal investment in order to absolutely avoid any appearance of impropriety.

NOTE 3 - CANCELLATION OF DEBT

During the quarter ended June 30, 2004, $146,715 principal and accrued interest relating to unsecured promissory notes was written off due to the statute of limitations tolling on these notes.

NOTE 4 - CAPITAL TRANSACTIONS

On April 29, 2004, the Company issued 10,000 shares of common stock to a former director of the company under its equity compensation plan.

On June 23, 2004, the Company cancelled 100,000 shares of restricted common stock in connection with its final cash payment of a settlement agreement related to acquisition of Capitol Resorts, Inc. in 1998 and its divestiture of Capital Resorts, Inc. in 1999.

On June 23, 2004, the Company cancelled all 3,861,693 of its common shares held as treasury shares.

NOTE 5 - NON-QUALIFIED EMPLOYEE STOCK OPTION PLAN
The Company has a Stock Option Plan under which directors, officers, key consultants and other persons employed by the Company may be granted options to purchase shares of the Company's authorized but unissued or reacquired common stock. The maximum number of shares available for issuance under the Plan is 3,000,000 shares. As of June 30, 2004 the maximum number of shares available for future grants under the Plan is 300,000 shares. Under the plan the option exercise price shall not be less than the Fair Market Value of the stock. Options currently expire no later than 10 years from the grant date. Proceeds received by the Company from exercises of stock options are credited to

CAPITOL
FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL  STATEMENTS
JUNE 30, 2004

NOTE 5 - NON-QUALIFIED EMPLOYEE STOCK OPTION PLAN (CONTINUED)

common stock and additional paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:

                                        Number of Options     Weighted Average
                                                                Exercise Price

Outstanding at September 30, 2003              0                     0
Granted                                   25,000                 0.075
Exercised                                 25,000                     0
Cancelled                                      0                     0
Outstanding at June, 2004                      0                  0.00


Compensation expense recorded under the non-qualified plan for the quarter and nine months ended June 30, 2004 was $0.00 and $1,875, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

During the quarter ended March 31, 2004 the Company's wholly-owned subsidiary, Interfund Investment Fund I, LLC, executed a letter agreement with Noble International Investments, Inc., with an effective date of November 23, 2003. The letter agreement sets forth the understandings between the parties regarding placement agent fees, non-accountable expenses and shares of common stock to be issued upon completion of a minimum of $3,000,000 of an $8,000,000 maximum offering. Under the agreement, placement fees of $180,000 in cash, non-accountable expenses of $25,000 in cash and 2,500,000 shares of restricted common stock shall be paid or granted to Noble upon placement of the first $3,000,000 of the offering. Fees of $96,000 were paid to Noble as of June 30, 2004.

NOTE 7 - LEGAL PROCEEDINGS


         The Company is a defendant in a shareholder derivative action entitled Dr. Christopher Brown vs. Capitol First Corporation f/k/a Capitol Communities Corp., Prescott Investments, LP and Michael Todd, filed in the Superior Court in Mecklenburg County, North Carolina (Docket No. 04-CVS-14076) on August 5, 2004. Michael Todd, the Company's former president and current chairman of the Board of the Company, and his affiliate, Prescott Investments, LP are also defendants in this suit.

         The suit alleges, among other things, that in 2001, Mr. Todd, either individually or on behalf of Prescott, had several million shares of the Company's stock issued in the names of various individuals and businesses in order to create a perceived trading market for the Company's stock thereby artificially increasing the stock price and induced the plaintiff to purchase the Company's stock in an alleged scheme to defraud the market place and potential investors in violation of the North Carolina securities fraud statutes and in breach of fiduciary duties owed to the plaintiff. The plaintiff requests an unspecified amount of damages in excess of $10,000, as well as punitive damages.

         Procedurally, this law suit is in a very preliminary state. The Company believes that it has several defenses to the claims raised and intends to vigorously defend the lawsuit. Due to the inherent uncertainties in litigation and because the ultimate resolution of these proceedings are influenced by factors outside the Company's control, the Company is currently unable to predict the ultimate outcome of this litigation or its impact on the Company's financial position or results of operations. Current management of the Company had independently determined to investigate stock transactions by Mr. Todd and his affiliates which investigation is ongoing. See below "Subsequent Events."

An action was filed on May 3, 2004, in the State of Arkansas, Pulaski County Circuit Court by Old West Annuity and Life Insurance Company against Superior Lodging, Inc., Reelfoot Bank, Tulsi Bharodia, Atul T. Patel, Amratben T. Patel, Sweet Home, Inc., and Capitol Communities Corporation (now known as Capitol First Corporation). The suit seeks relief for a defaulted promissory note between Superior and others and Old West in the amount of $5,600,000, secured by a mortgage on real property located in Pulaski County, Arkansas. Old West seeks judgment against Superior Lodging, Inc., Tulsi Bharodia, Atul T. Patel, Amratben
T. Patel, and Sweet Home, Inc. against the mortgaged property for $5,600,000, accrued interest through April 22, 2004 in the amount of $309,789, foreclosure of the mortgage, declaration of Old West's first lien position, the appointment of a receiver to take possession of and operate the mortgaged property and the sale of the mortgaged property with the proceeds of the sale being applied pursuant to court order and other proper relief. Old West has a Motion for Appointment of Receiver and a Motion for Summary Judgment pending hearing on August 30, 2004. The defendant has advertised the real property for sale by auction scheduled for August 19, 2004.

The Company has a promissory note in the amount of $525,000 which is partially secured by the real property in the above suit. The $525,000 note receivable is current; however, the Company has filed a cross-complaint, counter-complaint and third party complaint suing on the note and all the collateral and alleges that the filing of foreclosure by the first mortgage holder is an event of default. The $525,000 note receivable is secured by other properties in addition to its share in the defaulted property. Management believes that in addition to the collateral in the defaulted property, there is sufficient equity in the other collateral to secure its investment.

The Company is not involved in any other litigation, other than those actions arising from the normal course of business which management does not believe will have a material effect on the Company's operations.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to the Company's quarter ended June 30, 2004, the Company, through its wholly-owned subsidiaries, Interfund Mortgage Corp. and Interfund Investment Fund I, LLC, made secured short-term loans of approximately $466,000 which was offset by loan participation reductions of approximately $392,000. Through its wholly-owned subsidiary, Capitol Development, Inc., the Company purchased land, primarily single-family lots in southwest Florida, for approximately $835,000. Management's authority to purchase and invest in raw land was increased from an aggregate limit of $1,500,000 to an aggregate limit of $2,500,000 at a June 18, 2004, meeting of the Board of Directors.

At a Board of Director's meeting on July 6, 2004, the Board authorized management to settle its $580,000 Trade Partners, Inc., note, which had been assigned to a third party, for $220,000 in cash and two million (2,000,000) shares of restricted common stock. The note was associated with the reacquisition of 38.5 acres of commercial property known as Tract D in January, 2003, and was scheduled for settlement upon the sale of Tract D, which sale took place on June 22, 2004.

On June 18, 2004, the Board of Directors authorized an investigation of transactions in the Company's stock by the former President and current Chairman of the Company, Michael G. Todd, and his affiliates during 2001 and 2002. This investigation is in the preliminary stages and as a result, the Company will disclose its findings upon the conclusion of the investigation.

         On August 12, 2004, the Company received notice of a derivative action filed on August 5, 2004, in the Superior Court in Mecklenburg County, North Carolina, entitled Dr. Christopher Brown vs. Capitol First Corporation f/k/a Capitol Communities Corp., Prescott Investments, LP and Michael Todd. The Company, Michael Todd, the Company's former president and current chairman of the Board, and Michael Todd's affiliate, Prescott Investments, LP are defendants in this suit. See below "Part II, Other Information, Item 1, Legal Proceedings," for a more detailed discussion.

As of July, 2004, the Company's wholly owned subsidiary, Toxaway Development Group, LLC ("Toxaway") has substantially completed construction of six condominium units located in Toxaway Falls, North Carolina. The units are listed for sale with an unaffiliated real estate agent. As of the date of this report, Toxaway has accepted three (3) offers to purchase and contract from unrelated individual purchasers. Anticipated closing dates are in August and September.

Proceeds of Interfund Investment Fund I, LLC's, offering of 8% secured promissory notes were $1,850,000 as of June 30, 2004 and $2,050,000 as of August 9, 2004.

         The Company provides financing for development projects in Florida including Charlotte and Lee counties, areas which were directly or indirectly affected by Hurricane Charley on August 13, 2004. A townhome project in Charlotte County was in early development stages and consequently, any economic loss sustained, though not yet fully quantifiable, is anticipated to be reduced by insurance carried by the builder/borrower and is not anticipated to be substantial. Most of the single-family home construction projects financed by the Company are located in Lee County which was not in the direct path of the hurricane. At this time, management cannot predict the economic effects, if any, the hurricane may have on the Company's loan portfolio or on the timing of completion of projects for which it has provided financing to builders/borrowers due to changes in the costs and availability of building supplies, materials, labor or other factors.

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

FINANCIAL CONDITION
-------------------

As noted below and elsewhere in this Report, the Company is in the process of diversifying its portfolio in order to generate revenues. Even though the Company has enough borrowed money to meet its day-to-day operations, such revenues are necessary to cure its current illiquid position. During the first nine months of the current fiscal year which ends on September 30, 2004, the Company diversified into financial lending, real estate acquisition for its own portfolio, consulting to real estate developers and real estate development through its ownership or control of strategic projects. The Company may also continue to sell portions of its inventory of 697 acres of real property located in Maumelle, Arkansas (the "Maumelle Property"). There can be no assurance, however, that the Company will be able to liquidate portions of its Maumelle Property at a fair market price or at all, or acquire projects and finance loans that generate revenues, or that the Company will be able to generate sufficient revenues from these business activities to meet day-to-day operational liabilities or to pursue the business objectives discussed herein.

CHANGE IN FINANCIAL CONDITION SINCE THE END OF LAST FISCAL YEAR
---------------------------------------------------------------

At June 30, 2004, the Company had total assets of $11,227,693, an increase of $1,748,646 or 18.4% from the September 30, 2003 total of $9,479,037. The increase in total assets resulted from commencement of operations in the Company's financial lending and development consulting subsidiaries, an increase in real estate purchases in Florida and North Carolina offset by a decrease in land held for sale due to the sale of 38.5 acres of commercial property located in Maumelle, Arkansas, known as Tract D ("Tract D"), in June 2004 and a decrease in cash due to deployment in loans receivable.

Current assets as of June 30, 2004, were $7,978,798 compared to $3,893,529 as of September 30, 2003. The increase of $4,085,269 was primarily due to an increase of approximately $5,633,000 in notes and loans receivable and construction in progress, net of valuation allowance, offset by a decrease of approximately $1,575,000 in cash deployed for the lending and construction programs.

Other non-current assets as of June 30, 2004, were $3,220,254 compared to $5,585,508 as of September 30, 2003. The decrease of $2,365,254 was primarily due to the sale of Tract D which had a book value of approximately $3,100,000 offset by purchase of land held for sale or development for approximately $659,000.

Total liabilities at June 30, 2004 were $9,513,914, an increase of $2,387,243 from the September 30, 2003 total of $7,126,671. The increase in total liabilities resulted primarily from commencement of operations in the Company's financial lending and development consulting subsidiaries. The Company borrowed approximately $2,100,000 of funds from banks and participants and received of $1,850,000 from the placement of 8% secured promissory notes from March through June, 2004, which was offset by retirement of the New Era note in the amount of $1,665,857 in connection with the sale of Tract D.

Shareholders' Equity at June 30, 2004 was $1,713,779, a decrease of $638,587 from the September 30, 2003 total of $2,352,366. The decrease in equity resulted primarily from the year-to-date loss of $595,661. (See below, "Results of Operations - Comparison of the Nine Months Ended June 30, 2004 to the Nine Months Ended June 30, 2003"). below).

CHANGE IN FINANCIAL CONDITION - COMPARING JUNE 30, 2004 TO JUNE 30, 2003
------------------------------------------------------------------------

At June 30, 2004, the Company had total assets of $11,227,693, an increase of $1,908,914 or 20.5% from the June 30, 2003 total of $9,318,779. The increase in total assets resulted from commencement of operations in the Company's financial lending and development consulting subsidiaries, an increase in real estate purchases in Florida and North Carolina offset by a decrease in land held for sale due to the sale of Tract D in June 2004 and an increase in cash due to proceeds from the sale of Tract D.

Current assets as of June 30, 2004, were $7,978,798 compared to $1,059,854 as of June 30, 2003. The increase of $6,918,943 was due to an increase of approximately $5,633,000 in notes and loans receivable and construction in progress, net of valuation allowance, an increase in cash of approximately $1,100,000 due to proceeds from the sale of Tract D and an increase in prepaid assets of approximately $200,000 primarily related to prepaid placement agent fees.

Other non-current assets as of June 30, 2004, were $3,220,254 compared to $8,252,942 as of June 30, 2004. The decrease of $5,032,688 was due to the sale of Arkansas land during the latter half of the fiscal year ended September 30, 2003 and the sale of Tract D in June 2004.

Total liabilities at June 30, 2004 were $9,513,914, an increase of $3,180,035 from the June 30, 2003 total of $6,333,879. The increase in total liabilities resulted from proceeds of $4,850,000 from the placement of 8% secured promissory notes in September, 2003 and another offering of 8% securities beginning in March, 2004, as well as commencement of operations in the Company's mortgage and development subsidiaries. In addition, the Company borrowed approximately $2,100,000 of funds from banks and participants. These increases were offset by a decrease of approximately $2,900,000 in notes payable to New Era due to principal payments during the latter half of the fiscal year ended September 30, 2003 and retirement in June 2004, a reduction of approximately $121,000 in the line of credit due to Boca First Capital, LLLP ("Boca First Credit Line" and "Boca First") a $626,000 reduction in unsecured notes payable due to settlements and a reduction of approximately $100,000 in accounts payable.

Shareholders' Equity at June 30, 2004 was $1,713,779, a decrease of $1,271,121 from the June 30, 2003 total of $2,984,900. The decrease in equity resulted from fourth quarter 2003 loss of approximately $587,000, a loss of $595,661 for the nine months ended June 30, 2004 and accrual of preferred dividends. (See below, "Results of Operations - Comparison of the Nine Months Ended June 30, 2004 to the Nine Months Ended June 30, 2003").

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 TO THE THREE MONTHS ENDED JUNE 30, 2003.

Certain adjustments that were made in the fourth quarter of fiscal year ended September 30, 2003, were reclassified to the third quarter of 2003 for comparison purposes. These adjustments are reflected in the consolidated statements of operations for the three months ended June 30, 2003 and are included in the discussion below.

Revenues increased to $3,655,759 for the three months ended June 30, 2004, compared to $700,882 for the three months ended June 30, 2003. The increase was due to the sale of Tract D in Maumelle, Arkansas for $3,400,000 and commencement of the company's financial lending, consulting and real estate development programs for which interest income and management fee income totaling $255,759 was earned. Revenues for the three months ended June 30, 2003 were comprised of $700,882 in sales of Maumelle, Arkansas land. For the three months ended June 30, 2004, interest income was $138,111 and fee income was $117,648, compared to $0 in interest income during the three months ended June 30, 2003. Fee income is reported net of fees paid to related and unrelated parties in fee-sharing arrangements. Fees paid to related parties and netted out of fee income for the three months totaled $88,000. A portion of these fees were distributed by the related parties to other mortgage brokers, professionals and consultants and to other vendors for costs.
These fees are paid for work including acquisition, development, financing, management and personal guarantees related to various projects.

Cost of revenues increased to $3,394,948 for the three months ended June 30, 2004, compared to $233,325 for the three months ended June 30, 2003. The increase was due to the sale of Tract D for which $3,273,262 was recognized as cost of sales for the basis of the land, commissions paid to unrelated parties and closing costs. Interest expense of $121,686 on funds borrowed from banks and participants was also incurred during the quarter ended June 30, 2004 due to commencement of the company's financial lending program. During the quarter ended June 30, 2003, $233,325 was recognized as cost of sales for the basis of land, commissions paid to unrelated parties and closing costs.

General and administrative expenses increased to $223,443 for the three months ended June 30, 2004 from $187,381 for the three months ended June 30, 2003, an increase of $36,062. The increase is primarily attributable to a $22,000 increase in amortization of placement agent and financial advisory fees paid to Noble International Investments, Inc. ("Noble")in connection with the issuance of secured promissory notes and a $19,000 valuation allowance for loans receivable due to commencement of lending operations. An increase of $64,000 in payroll incurred to support the new operations of the Company during the current quarter is offset by a decrease of approximately $57,000 in related party expenses.

Interest expense decreased to $88,470 for the three months ended June 30, 2004 from $208,998 for the three months ended June 30, 2003. The decrease of $120,528 was due to an adjustment in the amount of $46,853 in the quarter ended June 30, 2003 related to interest on settled notes and higher principal balances on the New Era note and the Boca First Credit Line during the quarter ended June 30, 2003.

During the quarter ended June 30, 2004, $146,715 principal and accrued interest relating to unsecured promissory notes was written off due to the statute of limitations tolling on these notes. In the quarter ended June 30, 2003, the Company negotiated settlement agreements with unsecured promissory note holders to exchange $472,182 in debt and accrued interest for $151,530 in cash and notes for a gain of $320,652.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2004 TO THE NINE MONTHS ENDED JUNE 30, 2003.

Certain adjustments that were made in the fourth quarter of fiscal year ended September 30, 2003, were reclassified to the nine months ending June 30, 2003, for comparison purposes. These adjustments are reflected in the consolidated statements of operations for the nine months ended June 30, 2003 and are included in the discussion below.

Revenues increased to $3,896,361 for the nine months ended June 30, 2004, compared to $796,662 for the nine months ended June 30, 2003. The increase was due to the sale of Tract D in Maumelle, Arkansas, for $3,400,000 and commencement of the company's financial lending, consulting and real estate development programs for which interest income and management fee income totaling $496,361 was earned. Revenues for the nine months ended June 30, 2003 were comprised of land sales of $700,882 and interest income on note receivable of $95,780. For the nine months ended June 30, 2004, interest income was $255,024 and fee income was $241,337, compared to $95,780 in interest income during the nine months ended June 30, 2003. Fee income is reported net of fees paid to related and unrelated parties in fee-sharing arrangements. Fees paid to related parties and netted out of fee income for the nine months totaled $273,000. A portion of these fees were distributed by the related parties to other mortgage brokers, professionals and consultants and to other vendors for costs. These fees are paid for work including acquisition, development, financing, management and personal guarantees related to various projects.

Cost of revenues increased to $3,534,887 for the nine months ended June 30, 2004, compared to $233,325 for the nine months ended June 30, 2003. The increase was due to the sale of Tract D for which $3,273,262 was recognized as cost of sales for the basis of the land, commissions paid to unrelated parties and closing costs. Interest expense of $261,625 on funds borrowed from banks and participants was also incurred during the nine months ended June 30, 2004 due to commencement of the company's financial lending program. During the quarter ended June 30, 2003, $233,325 was recognized as cost of sales for the basis of land, commissions paid to unrelated parties and closing costs.

General and administrative expenses increased to $873,549 for the nine months ended June 30, 2004 from $390,191 for the nine months ended June 30, 2003, an increase of $483,358. Approximately thirty-five percent (35%) of the increase, $170,000 was due to placement agent and financial advisory fees paid to Noble in connection with the issuance of $3,000,000 secured promissory notes. Commencing in March, 2004 and continuing through June 30, 2004, the $1,850,000 of a maximum $8,000,000 new offering of secured promissory notes was raised and $13,478 was expensed for prorated placement fees. Legal, audit, tax and compliance fees increased to $177,027 for the nine months ended June 30, 2004 from $102,668 for the six months ended June 30, 2003, an increase of $74,359. The increase was due to additional legal and compliance fees related to loan activity, amortization of legal fees related to the formation of new operating subsidiaries and an overall increase in auditor and tax preparation fees due to increased operations. The current nine month period includes a $154,641 increase in payroll expense incurred to support the new operations of the Company and a $80,025 increase in property tax accrual on Maumelle undeveloped land not previously accrued; both payroll and property tax line items were $0 as of the six months ending June 30, 2003. Stock issued in lieu of consulting fees was $25,000 and stock issued in lieu of Board compensation was $14,100 during the nine months ended June 30, 2004. There were no similar expenses in the same period in the prior year. Allowance for loan losses was $37,205 for the nine months ended June 30, 2004, compared to $0 for the nine months ended June 30, 2003. Related party expenses were $28,500 for the nine months ended June 30, 2004 and $87,000 for the nine months ended June 30, 2003.

The operating results recorded for unconsolidated subsidiaries accounted for under the Equity method totaled $0 for the nine months ended June 30, 2004 compared to a loss $75,000 for the nine months ended June 30, 2003.

Interest income earned on cash balances increased to $7,368 for the nine months ended June 30, 2004 from $5,946 for the nine month period ended June 30, 2003. The increase was due to an increase in average cash balances following the issuance of $3 million promissory notes in late September, 2003.

Interest expense decreased to $328,578 for the nine months ended June 30, 2004 from $1,085,239 for the nine months ended June 30, 2003, a decrease of $756,661. The decrease was due to an adjustment in the amount of $409,488 in the nine months ended June 30, 2003 related to the dissolution of TradeArk Properties, LLC pursuant to an agreement between the Company and Trade Partners, Inc., and reacquisition of land for the Company's membership interests. In addition, the New Era note and Boca First Credit Line had higher principal balances during the nine months ended June 30, 2003.

During the nine months ended June 30, 2004, $262,624 principal and accrued interest relating to unsecured promissory notes was written off due to the statute of limitations tolling on these notes and was offset by a $25,000 correction of an error discovered in the first quarter. During the nine months ended June 30, 2003, the Company negotiated settlement agreements with unsecured promissory note holders to exchange $1,539,414 in debt and accrued interest for $812,635 in cash, notes and Series A preferred stock for a gain of $726,779. This gain was offset by a $70,298 loss on discount of the West Maumelle note which was discounted and assigned to a group of investors.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2004, working capital was $5,149,547, as compared to working capital of $1,021,858 at September 30, 2003, an increase of $4,127,689. The increase is due to an increase of approximately $5,633,000 in notes and loans receivable, construction in progress and other receivables offset by a $1,575,000 decrease in cash. Retirement of short term debt to New Era was substantially offset by new short term borrowings. Cash and cash equivalents amounted to $1,086,962 as of June 30, 2004, as compared with $2,661,998 at September 30, 2003. The reduction is due to deployment of cash in lending programs.

     Net cash used in operating activities during the nine months ended June 30, 2004 was $4,309,306, compared to $345,742 net cash provided by operating activities during the nine months ended June 30, 2003. The increase in net cash used in operating activities is due to the commencement of the company's loan program and development consulting projects and is offset by cash generated by the sale of loan participations. During the nine months ended June 30, 2003, $1,070,000 principal on a note receivable was paid off and no similar note receivable payoff occurred in the current nine month period.

Net cash provided by investing activities during the nine months ended June 30, 2004 was $2,390,184, compared to $72,637 net cash provided by investing activities during the nine months ended June 30, 2003. The increase in net cash provided by investing activities is due to the sale of Tract D in June 2004 and is offset by purchases of properties in Florida.

Net cash provided by financing activities during the nine months ended June 30, 2004 was $344,086, compared to $420,074 net cash used in financing activities during the nine months ended March 31, 2003. The increase in net cash provided by financing activities is due to the receipt of $1,850,000 as of June 30, 2004, from a maximum $8,000,000 new offering of secured promissory notes and if offset by the repayment of the New Era note. During the period ended June 30, 2003 cash used in financing activities consisted of approximately $648,000 in note settlements offset by $242,000 borrowings from the Boca First Credit Line.

INDEBTEDNESS AND OTHER LIQUIDITY REQUIREMENTS. The principal amount of the Company's total debt at June 30, 2004, included, without limitation, the following:

     As of June 30, 2004 and the date of this Report, the Company had $35,000 in non-recourse promissory notes ("Non-Secured Notes") that had matured and were due and owing. The Company has been unable to settle these Non-Secured Notes because of an inability to contact the note holder at their last known address or non-response by the note holder. During the quarter ended June 30, 2004, the Company did not negotiate any settlement agreements and wrote off $146,715 in principal and interest as the statute of limitations for these notes had tolled. The Non-Secured short-term debt was financed by private sources, and generally bear interest at a rate ranging from 10.9% to 14% per annum.

The Company has drawn $1,337,000 on its $4,000,000 Boca Credit Line, as of June 30, 2004 and as of the date of this report. The Boca Credit Line is evidenced by a promissory note secured by substantially all of the assets of the Company and its wholly-owned subsidiaries, including second or third security interests in all notes and loans receivable generated in the Company's lending operations. The Boca First Credit Line matures on November 1, 2007, and has a current interest rate of ten percent (10%) per annum. This rate is adjustable quarterly to a rate equal to the greater of ten percent per annum or one percent (1%) above the prime rate, as published in The Wall Street Journal, in effect on that date.

     On January 24, 2003, the Company assumed approximately $3,500,000 in a loan from New Era when it reacquired 251 acres of real property in Maumelle, Arkansas for its membership interest in TradeArk Properties. Two parcels of the real property were sold in the fiscal year ended September 30, 2003, and approximately $1,800,000 was paid on the loan. The loan was secured by Tract D and carried an interest rate of 13% per annum and matured on March 12, 2004. The loan was verbally extended based on a contract to sell Tract D which the Company entered into in January, 2004. The loan was paid off on April 22, 2004, in connection with the refinancing of Tract D; therefore the balance on the New Era loan at June 30, 2004 is zero.

     In connection with the contract to sell Tract D, on April 22, 2004, the Company entered into a new note with Bank of the Ozarks in the amount of $2,050,000 at 5%, including an interest reserve of $200,000. The refinancing of

Tract D extended the due diligence period to complete the sale of Tract D for the total sum of $3,400,000. The sale of Tract D was successfully completed on June 22, 2004 and the $2,050,000 note was paid off; therefore, the balance on the Bank of the Ozarks note at June 30, 2004 is zero.

     As of June 30, 2004 and the date of this Report, the Company borrowed $3,000,000 evidenced by secured promissory notes from individual investors. The notes have a per annum interest rate of 8% and are payable monthly, interest only, with the principal and interest due on September 11, 2006. The Secured Notes are secured by a first priority mortgage on approximately 250 acres of the Maumelle, Arkansas property and a collateral pledge on $2,100,000 of the cash proceeds and any substitute collateral thereafter.

     During the period from March through June 30, 2004, the Company's wholly-owned subsidiary, Interfund Investment Fund I, LLC, ("IIFI") borrowed $1,850,000 evidenced by secured promissory notes from individual investors. As of the date of this report, IIFI had borrowed $2,050,000 of secured promissory notes in connection with an $8,000,000 maximum offering. The notes have a per annum interest rate of 8% and are payable monthly, interest only, with the principal and interest due three years from August 12, 2004. Investors may earn up to 12% in total based on a formula to be calculated after the maturity of the notes in August, 2007. The Secured Notes are secured by the assets of IIFI.

     During the quarter ended June 30, 2004, the Company sold $0 of loan participation agreements to investors. The participation agreements bear interest at rates of 10.0 to 12.5% and mature with the underlying commercial loans, which currently are 12-month to 18-month terms. The participation agreements are secured by real property in proportion to the participant's pro-rata interest in the loan. During the nine months ended June 30, 2004, the Company has sold $1,216,000 of loan participation agreements. Participations sold to related parties during the nine month period totaled $575,000.

         The Company received notification on May 14, 2004, that one of the collateral properties securing one of its second mortgage loans receivable was in default. A hearing is set for August 30, 2004 for appointment of a receiver. The debtor has an auction planned for August and is working on refinancing. The Company's second mortgage loan receivable is in the gross amount of $525,000 has been and is current and is secured by other properties in addition to its share in the defaulted property. Management believes that in addition to the collateral in the defaulted property, there is sufficient equity in the other collateral to secure its investment. See below, "PART II - OTHER INFORMATION,
ITEM 1. LEGAL PROCEEDINGS," for a more detailed discussion of the suit.

CERTAIN RECENT EVENTS RELATING TO THE COMPANY'S INDEBTEDNESS AND LIQUIDITY REQUIREMENTS

     The Company's current illiquidity prevents it from meeting its day-to-day operational liabilities, except with borrowed funds. Although management anticipates that interest earned on its loan portfolio, fees earned in development consulting, proceeds from the completion of development projects and the sale of land owned in Arkansas and Florida will generate progressive revenues for the Company, there can be no assurance the Company will be able to generate sufficient revenues to meet its financial obligations or earn sufficient profits from such activities.

     The Company does not foresee any significant elements of income or loss that would arise outside of the ordinary course of business, except for the losses that would likely arise if the Company (i) becomes unable to continue the growth of its operations in financial lending (ii) experiences material delinquent or defaulted loans in its portfolio (iii) becomes unable to commence significant operations in real estate development (iv) has to liquidate its Arkansas or Florida properties for less than fair market value (v) is not able to raise additional capital for its financial lending and development activities
(vi) is impacted by future adverse economic conditions in the general economy including inflation and an increase in interest rates or (vii) is impacted by construction and real estate industry market conditions.

     Even if the Company can overcome its present liquidity issues, there is no assurance that the Company will be able to obtain revenue generating loans or successfully consult or develop real estate projects.

      PROSPECTIVE SOURCES OF LIQUIDITY. Current operating cash flows do not service the Company's existing debt or the Company's day-to-day operations. The Company continues to execute its strategic business plan that management anticipates will allow it to generate cash flow from interest on its investments, real estate acquisition and sales, equity participations in joint ventures, real estate development consulting fees, real estate development, financing arbitrage, hypothecation arbitrage and equity participations from joint ventures. The Company has acquired and intends to continue to acquire loans for its own portfolio and/or develop real estate in fast growing markets such as Florida and North Carolina.

      The Company and its wholly-owned subsidiaries, Interfund Mortgage Corp. and Interfund Investment Fund I, LLC, (collectively, the "Mortgage Subsidiaries") made secured short-term loans of approximately $3,300,000. The Company, through its wholly-owned subsidiary, Capitol Development, Inc., commenced development projects in the cumulative amount of approximately $2,000,000 during the nine months ended June 30, 2004.

     Between March 16 and June 30, 2004, the Company raised $1,850,000 in secured promissory note debt through a private placement offering, pursuant to Rule 506 of Regulation D, of debt securities. This offering was subject to a minimum placement of $1,000,000 and a maximum of $8,000,000, from private investors. These funds are intended to be used to assist the Company in implementing its business plans. There can be no assurance, however, that the Company will successfully be able to raise all or some of the additional funds or if it does, that its development and investment plans will generate revenues or net profits to the Company.

     The Company anticipates paying commissions to Noble International Investments, Inc., a registered broker/dealer firm, equal to two and one quarter percent (2.25%) of the gross proceeds of the Offering or $180,000, whichever is greater, and is subject to raising at least $3,000,000 in the Offering. In addition, Noble, or its designee, shall be provided with restricted common stock of 2,500,000 shares of the Company upon the completion of the offering. Management of the Company anticipates that it will raise at least a portion of the Secured Promissory Note offering. No commissions will be paid on portions raised by management.

SUBSEQUENT EVENTS

Subsequent to the Company's quarter ended June 30, 2004, the Company, through its Mortgage Subsidiaries, Interfund Mortgage Corp. and Interfund Investment Fund I, LLC, made secured short-term loans of approximately $466,000 which was offset by loan participation principal reductions of approximately $392,000. Through its wholly-owned subsidiary, Capitol Development, Inc., the Company purchased land, primarily single-family lots in southwest Florida, for approximately $835,000.

At a Board of Director's meeting on July 6, 2004, the Board authorized management to settle its $580,000 Trade Partners, Inc., note, which had been assigned to a third party, for $220,000 in cash and two million (2,000,000) shares of restricted common stock. The note was associated with the reacquisition of Tract D in January, 2003, and was scheduled for settlement upon the sale of Tract D, which sale took place on June 22, 2004.

         On June 18, 2004, the Board of Directors authorized an investigation of transactions in the Company's stock by the former President and current Chairman of the Company, Michael G. Todd, and his affiliates during 2001 and 2002. This investigation is in the preliminary stages and as a result, the Company will disclose its findings upon the conclusion of the investigation.

         On August 12, 2004, the Company received notice of a derivative action filed on August 5, 2004, in the Superior Court in Mecklenburg County, North Carolina, entitled Dr. Christopher Brown vs. Capitol First Corporation f/k/a Capitol Communities Corp., Prescott Investments, LP and Michael Todd. The Company, Michael Todd, the Company's former president and current chairman of the Board, and Michael Todd's affiliate, Prescott Investments, LP are defendants in this suit. See below "Part II, Other Information, Item 1, Legal Proceedings," for a more detailed discussion.

As of July, 2004, the Company's wholly owned subsidiary, Toxaway Development Group, LLC ("Toxaway") has substantially completed construction of six condominium units located in Toxaway Falls, North Carolina. The units are listed for sale with an unaffiliated real estate agent. As of the date of this report, Toxaway has accepted three (3) offers to purchase and contract from unrelated individual purchasers. Anticipated closing dates are in August and September.

Proceeds of Interfund Investment Fund I, LLC's, offering of 8% secured promissory notes were $1,850,000 as of June 30, 2004 and $2,050,000 as of August 9, 2004.

         The Company provides financing for development projects in Florida including Charlotte and Lee counties, areas which were directly or indirectly affected by Hurricane Charley on August 13, 2004. A townhome project in Charlotte County was in early development stages and consequently, any economic loss sustained, though not yet fully quantifiable, is anticipated to be reduced by insurance carried by the builder/borrower and is not anticipated to be substantial. Most of the single-family home construction projects financed by the Company are located in Lee County which was not in the direct path of the hurricane. At this time, management cannot predict the economic effects, if any, the hurricane may have on the Company's loan portfolio or on the timing of completion of projects for which it has provided financing to builders/borrowers due to changes in the costs and availability of building supplies, materials, labor or other factors.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We carried out an evaluation, under the supervision and with the participation of our management, including our Acting President/Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the President/Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report in accumulating and communicating to our management, including them, material information required to be included in the reports we file or submit under the Securities Exchange Act of 1934 as appropriate to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         Based on an evaluation, under the supervision and with the participation of our management, including our Acting President/Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during our last fiscal quarter, identified in connection with the evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a defendant in a shareholder derivative action entitled Dr. Christopher Brown vs. Capitol First Corporation f/k/a Capitol Communities Corp., Prescott Investments, LP and Michael Todd, filed in the Superior Court in Mecklenburg County, North Carolina (Docket No. 04-CVS-14076) on August 5, 2004. Michael Todd, the Company's former president and current chairman of the Board of the Company, and his affiliate, Prescott Investments, LP are also defendants in this suit.

         The suit alleges, among other things, that in 2001, Mr. Todd, either individually or on behalf of Prescott, had several million shares of the Company's stock issued in the names of various individuals and businesses in order to create a perceived trading market for the Company's stock thereby artificially increasing the stock price and induced the plaintiff to purchase the Company's stock in an alleged scheme to defraud the market place and potential investors in violation of the North Carolina securities fraud statutes and in breach of fiduciary duties owed to the plaintiff. The plaintiff requests an unspecified amount of damages in excess of $10,000, as well as punitive damages.

         Procedurally, this law suit is in a very preliminary state. The Company believes that it has several defenses to the claims raised and intends to vigorously defend the lawsuit. Due to the inherent uncertainties in litigation and because the ultimate resolution of these proceedings are influenced by factors outside the Company's control, the Company is currently unable to predict the ultimate outcome of this litigation or its impact on the Company's financial position or results of operations. Current management of the Company had independently determined to investigate stock transactions by Mr. Todd and his affiliates which investigation is ongoing. See above "Subsequent Events."

An action was filed on May 3, 2004,  in the State of  Arkansas,  Pulaski  County
Circuit Court by Old West Annuity and Life Insurance Company ("Old West") against Superior Lodging, Inc., Reelfoot Bank, Tulsi Bharodia, Atul T. Patel, Amratben T. Patel, Sweet Home, Inc., and Capitol Communities Corporation (now known as Capitol First Corporation). The suit seeks relief for a defaulted promissory note between Superior and others and Old West in the amount of $5,600,000, secured by a mortgage on real property located in Pulaski County, Arkansas. Old West seeks judgment against Superior Lodging, Inc., Tulsi Bharodia, Atul T. Patel, Amratben T. Patel, and Sweet Home, Inc. against the mortgaged property for $5,600,000, accrued interest through April 22, 2004 in the amount of $309,789, foreclosure of the mortgage, declaration of Old West's first lien position, the appointment of a receiver to take possession of and operate the mortgaged property and the sale of the mortgaged property with the proceeds of the sale being applied pursuant to court order and other proper relief. Old West has a Motion for Appointment of Receiver and a Motion for Summary Judgment pending hearing on August 30, 2004. The defendant has advertised the real property for sale by auction scheduled for August 19, 2004.

The Company has a promissory note in the amount of $525,000 which is partially secured by the real property in the above suit. The $525,000 note receivable is current; however, the Company has filed a cross-complaint, counter-complaint and third party complaint suing on the note and all the collateral and alleges that the filing of foreclosure by the first mortgage holder is an event of default. The $525,000 note receivable is secured by other properties in addition to its share in the defaulted property. Management believes that in addition to the collateral in the defaulted property, there is sufficient equity in the other collateral to secure its investment.

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

         None.

ITEM 5.  OTHER INFORMATION

         The Company incorporates by reference the information in Part I, ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION - Liquidity and Capital Resources."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

The following Exhibits are filed as part of this Report.

Exhibit 11  Statement re: computation of per share earnings


Rule 13a-14(a) and (15d-14(a) Certifications

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

                            CAPITOL FIRST CORPORATION

Date: August 16, 2004                 By: /s/ Ashley B. Bloom
                                          -------------------
                                              Ashley B. Bloom
                                              Acting Chief Executive Officer and
                                              President