Form 10KSB
period 2004-09-30
CAPITOL FIRST CORP
filed 2004-12-29
CIK 915636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the transition period from _____ to_____


                           Commission File No. 0-23450


                            CAPITOL FIRST CORPORATION
           -----------------------------------------------------------
           (Name of Small Business Issuer as specified in its charter)


            Nevada                                        88-0361144
-------------------------------                       ------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


7100 W. Camino Real Boulevard
Suite 402
Boca Raton, FL                                                33433
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


Issuer's telephone number: (561) 417-7115


Securities to be registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

                          Common Stock ($.01 Par Value)
                                (Title of Class)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State the issuer's revenues for its most recent fiscal year.
$4,354,190.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such, as of a specified date within the past 60 days. $710,583 based on the average of the bid and asked obtained from the National Quotation Bureau, Inc. ("NQB") on December 13, 2004.

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 28,962,634 common stock shares, as of December 13, 2004.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

         Transitional Small Business Disclosure Format YES [ ] NO [X}

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS ..............................................   4

PART I

ITEM 1.       DESCRIPTION OF BUSINESS....................................   4

ITEM 2.       DESCRIPTION OF PROPERTY....................................   9

ITEM 3.       LEGAL PROCEEDINGS..........................................  11

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS...........................................  13

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS........................................  13

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR
              PLAN OF OPERATION..........................................  15

ITEM 7.       FINANCIAL STATEMENTS.......................................  19

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................  19

ITEM 8A.      CONTROLS AND PROCEDURES ...................................  20

PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
              AND CONTROL PERSONS; COMPLIANCE WITH
              SECTION 16(a)OF THE EXCHANGE ACT...........................  20

ITEM 10.      EXECUTIVE COMPENSATION.....................................  22

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT......................................  24

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS...............................................  26

ITEM 13.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES,AND REPORTS ON
              FORM 8-K...................................................  27

ITEM 14.      PRINCIPAL ACCOUNTANTS FEES AND SERVICES....................  29

FORWARD-LOOKING STATEMENTS

         This Annual Report on form 10-KSB contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 6 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION --Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.

         The forward-looking statements contained in this Report also may be impacted by future economic conditions. Any adverse effect on general economic conditions and consumer confidence may adversely affect the business of the Company. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

         Capitol First Corporation, a Nevada corporation (the "Company") and its subsidiaries, are engaged in the business of financial lending, acquisition and sales of real property for its own portfolio, consulting on real estate development projects and real estate development through ownership or control of strategic projects. The Company is currently developing residential and commercial properties in Arkansas, Florida and North Carolina.

         Capitol First Corporation was formed as a Nevada corporation on August 21, 1995. On October 15, 2003, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change its name from Capitol Communities Corporation to Capitol First Corporation. It is the successor-by-merger to AWEC Resources, Inc., a New York corporation. The Predecessor Corporation was incorporated in the State of New York as Century Cinema Corporation in November 1968.

         Unless the context otherwise requires, all references to the "Company" in include the Company's subsidiaries and the Predecessor Corporation. The Company's executive offices are located at 7100 W. Camino Real Boulevard, Suite 402, Boca Raton, FL 33433 and its telephone number is (561)417-7115.

REAL ESTATE DEVELOPMENT

         The Company is in the business of acquiring and developing real estate property. The Company is involved with the following real estate projects, for which no revenue was recognized during the fiscal year ended September, 30 2004:

         o residential and commercial land holdings in the master planned community of Maumelle, Arkansas;

         o        residential homesites in southwest Florida;

         o an equity interest in a single family lot located in Lighthouse Point, Florida;

         o        equity interests in properties located in Toxaway, North
                  Carolina.

Maumelle Property in Arkansas

         The Company's principal asset is the Maumelle Property, located in Maumelle, Arkansas. The Maumelle Property consists of 250 acres of developable land known as Tract A, which is primarily zoned for residential use but also includes a multi- family site and commercial property. In addition to Tract A, there are also approximately 446 acres of miscellaneous undevelopable property.

         The City of Maumelle ("City") is a 5,000 acre planned community located between Interstate 40 and the Arkansas River. It is located fifteen miles from downtown Little Rock, the capital of Arkansas. Maumelle is patterned after other "new town" communities such as Reston, Virginia, Irvine Ranch in Orange County, California and Columbia, Maryland.

         Maumelle is a master planned community with about 13,000 residents which was incorporated in 1985. It is governed by a mayor and city council and has police, fire, and emergency services. Under the Master Plan, Maumelle cannot add new property to the city for residential development without public hearings regarding any proposed annexation of land by the City and subsequent approval by the City.

         Almost all of the cities within the four-county Little Rock-North Little Rock region gained population between 1990 and 2000. The population of Maumelle has grown at a faster rate than that of neighboring Little Rock, Arkansas with a growth rate of 57.2% in increased population, whereas Little Rock had a 4% increase in population between 1990 to 2000. The U.S. Department of Commerce and the Little Rock Metropolitan Planning Commission ("Metroplan"), a government planning agency, stated that the figures from the 2000 Census Supplementary Survey, showed Maumelle and Little Rock residents exceeded the national average in education attainment in every category, particularly in graduate and professional degrees. Maumelle has the highest median household income in the State of Arkansas.

         Since 1979, Maumelle has attracted some major companies to its industrial areas, including Molex Inc., Target Distribution Center, Kimberly Clark (a manufacturing facility), Ace Hardware Distribution Center, and Scholastic Distribution Services.

         In 2003 the average new home permit value in Maumelle was $211,040. A total of 293 single-family building permits were issued in the twelve month period ended December, 2003, and 255 permits were issued for the eleven month period ended November, 2004.

Development Plans

         The Company's growth strategy with respect to Tract A is to prepare an overall development plan for submission to the City of Maumelle as a first step prior to the phased development of lots and/or other parcels via the construction of boundary and on-site streets and utility line extensions. On October 21, 2004, the Company entered into a Property Development Agreement with The Hathaway Group, based in Little Rock, Arkansas, for the development of Tract
A. The Hathaway Group, as the Company's agent, will meet with local officials, consultants and other relevant parties to determine the property's best use and will be responsible for preparation of the overall development plan to be submitted to the City of Maumelle.

Lots and Parcels in Florida

         SINGLE FAMILY LOTS IN LEE COUNTY. The Company owns approximately 100 single family lots located in Lee County in Southwest Florida. Through the Company's relationship with it various construction company borrowers, known as preferred development partners ("PDP's"), the Company has used the equity in these lots to obtain financing to construct single-family homes on these lots. As of September 30, 2004, the Company had obtained a mortgage in the amount of $300,000 secured by 23 of these single family lots. Proceeds of the loan will be used to participate in construction loans on these or other lots. The Company may also sell some of its lot inventory and use the proceeds from these sales to finance construction of new homes on the remaining lots.

         CONDOMINIUMS IN LEHIGH ACRES. The Company owns a parcel of land zoned for condominiums in Lehigh Acres, Florida, through its wholly owned subsidiary, East Greens Development, LLC. The Company plans to construct 18 townhome condominiums on this plot and anticipates completing this project in approximately 2 years.

         HOME IN LIGHTHOUSE POINT. The Company owns a single-family lot in Lighthouse Point, Florida, with its joint venture partner, Philbuilt Development, LLC. As of September 30, 2004, this 5,000 square foot single-family home project was approximately 50% complete. Completion of this project is expected to take place in the Spring of 2005 and sale is anticipated during the fiscal year ending September 30, 2005.

Toxaway Falls, North Carolina

         During fiscal 2004, the Company completed construction of six condominium units on land it purchased in Toxaway Falls, North Carolina. As of September 30, 2004, the Company had accepted offers to purchase four of these units. The Company holds title to another parcel of land in Toxaway Falls, North Carolina on which it anticipates constructing another six condominium units during fiscal 2005. Construction on the next six units is anticipated to commence in the Spring of 2005. As of September 30, 2004, the Company has accepted reservations for five of the next six units. However, these reservations can be cancelled at any time prior to completion of the condominium units.

REAL ESTATE DEVELOPMENT CONSULTING

         The Company's development subsidiary, Capitol Development, Inc., earns fees for consulting on real estate development projects such as single family homes and condominium projects, pursuant to consulting agreements. These consulting agreements provide for various services to PDP's including advance acquisition of lot inventories, obtaining or maintaining the services of originating lenders or co-lenders, coordination of construction draws and other managerial and administrative services.

FINANCIAL LENDING

         In October 2003, the Company, through Interfund Mortgage Corp. and Interfund Investment Fund I, LLC, its Mortgage Subsidiaries, commenced its financial lending program. The Company originates and participates in lending for its own portfolio by offering financing to borrowers who may not qualify for financing from traditional lending institutions. These loans may carry greater risk due to borrower credit issues, higher than normal loan-to-value ratios, time constraints or situations requiring additional and/or cross collateralization. As of September 30, 2004, the Company advanced an aggregate of $3,407,500 in loans to these borrowers.

         The Company offers loans for the following types of transactions: raw land acquisition, development of real estate, construction, real estate held for sale, bridge loans, commercial loans, mortgages held for investment and note participations. However, the Company may decide to advance loans for projects that do not fit within these loan categories as it may deem appropriate.

         Management has developed loan underwriting procedures and guidelines, which the Company may amend from time to time in its sole discretion. The Company conducts due diligence on all of its lending projects in order to determine the underlying collateral has enough value to warrant the loan. As of September 30, 2004, most of our loans are highly collateralized. Management may approve loan commitments that are less than $1.5 million; however, any loans that exceed $1.5 million must be approved by the Board of Directors.

         Additionally, the Company may acquire certain mortgages purchased at a discount or utilize leverage in order to increase its yield.

LAND SALES

         The Company may sell various tracts of land or single family lots from time to time, generally in order to realize a capital gain, provide additional cash flow and pay off debt. Management, in its sole discretion, may make these decisions for individual lots. The Board of Directors will be consulted should management determine that the sale of a large tract of land is in the company's best interest. A 38.5-acre tract, known as Tract D, was sold in June, 2004, for $3,400,000, yielding a net profit of approximately $132,000. Proceeds were used to pay off a $2,050,000 loan and to purchase lot inventory. The sale of Tract D was approved by the Board of Directors.

MARKETING AND ADVERTISING

         REAL ESTATE DEVELOPMENT. The Company uses the services of unaffiliated real estate brokers and agents to market the properties it has under development. In addition, its PDP's may have their own marketing and sales personnel on staff to pre-sell vacant lots and assist the residential purchaser in selection of home features. The Company anticipates that all current and future development projects will be listed with affiliated or unaffiliated real estate brokers.

         FINANCIAL LENDING. The Company has relied upon word of mouth and networking with bankers, developers, mortgage brokers, attorneys and other real estate professionals to find borrowers for its financing program. The Company anticipates that it will continue this marketing strategy during the next fiscal year.

COMPETITION

         REAL ESTATE DEVELOPMENT. The real estate development and home building industry is highly competitive. The Company competes against numerous developers and others in the real estate business in and near the areas were its properties are located. The Company is competing for investment opportunities, financing, available land and skilled labor with entities that possess greater financial, marketing and other resources.

         The business of developing and selling residential properties and planned communities is highly competitive. The Company competes with numerous large and small builders on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price. The Company's products must also compete with resales of existing homes and available rental housing.

         In general, the housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. A variety of factors affect the demand for new homes, including the availability and cost of labor and materials, changes in costs associated with home ownership, changes in consumer preferences, demographic trends and the availability and cost of mortgage financing.

         FINANCIAL LENDING. A large number of commercial financial institutions, other entities and individuals compete in the collateralized lending market. Many of these institutions, entities and individuals have significantly greater financial resources than the Company. The Company's lending services commenced in October 2003, and therefore the Company's presence and reputation is not well established and may not attract high quality borrowers. As a result of this competition, the Company may from time to time be precluded from making loans on projects or loans on the terms that the Company is willing to make under its underwriting guidelines. In addition, no particular financial lender dominates the market and as a result there is substantial competition for investments in mortgages secured by residential and commercial properties, which may create pressure on lenders to lower interest rates. Accordingly, the Company may not be able to obtain as high interest rates on mortgage investments as it would otherwise obtain, which could affect revenues and net earnings.

GOVERNMENTAL REGULATIONS.

         REAL ESTATE DEVELOPMENT. The development industry is subject to extensive and complex regulations. In the acquisition, improvement, development and/or sale of its properties, the Company must comply with various federal, state and local laws, ordinances, rules and regulations regarding zoning, architectural design, construction, population, density, availability and installation of utility services, such as water, electricity, gas, and waste disposal, the preservation of the natural terrain, and other related matters.

         The Company's costs in developing a property may be increased if there are delays in obtaining governmental permits and approvals. Zoning requirements and restrictions could become more restrictive in the future, resulting in additional time and money spent to obtain approvals for development of the Company's properties.

         The Company also may be subject to periodic delays or may be deterred from selling its other properties to potential developers due to building moratoriums or slow-growth or no-growth initiatives that could be implemented in the future in the areas in which it does business. In addition, governmental authorities could change the zoning of all or some of the Company's properties, which could result in a decrease in property values.

         FINANCIAL LENDING. The Company's lending activities are regulated by various federal and state regulations. This regulatory framework, in general encompasses issues regarding whether the Company is required to register as a mortgage lender and the usury laws regulating commercial loans in a particular state. The Company currently has lent to borrowers in Florida, North Carolina, and Arkansas. These states do not require commercial lenders to register with the state as mortgage lenders.

ENVIRONMENTAL LAWS.

         The Company is subject to various federal, state and local laws, ordinances and regulations regarding environmental matters. Environmental laws vary greatly depending on the community's location, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, causing the Company to incur substantial compliance and other costs, and prohibit or severely restrict development.

         A Phase 1 environmental site assessment conducted at the Maumelle Property in December 1998 did not reveal any environmental liability or compliance concerns that the Company believes would have a material adverse effect on its business, assets, results of operations or liquidity, nor is the Company aware of any material environmental liability or compliance concerns on any of its other properties. Nevertheless, there can be no assurances that the environmental assessment at the Maumelle Property revealed all potential environmental liabilities or that an environmental condition does not otherwise exist as to any one or more of our properties that could have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company's operating costs may also be affected by the cost of complying with existing or future environmental laws, ordinances and regulations, which require a current or previous owner or operator of real property to bear the costs of removal or remediation of hazardous or toxic substances on the property. The Company may be required to mitigate any environmental impact on the 446 acres of wetlands on its Maumelle property which may result from the development activities on this property. Although the Company is not currently aware of any such mitigation requirements, the Company will be required to obtain approval from the Army Corp of Engineers for any required mitigation efforts. The Company may incur additional costs and delays in seeking such approvals and performing such mitigation.

EMPLOYEES.

         As of September 30, 2004, the Company and its subsidiaries had four full-time employees, which includes the Company's Financial Officer and three administrative employees. It excludes the Company's Acting Chief Executive Officer, who is a consultant to the Company and receives compensation in the form of consulting fees, as well as performance-based compensation in the form of sales commissions and/or mortgage broker fees.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company owns the following properties for use in its development activities:

         o        the Maumelle Property, located in Maumelle, Arkansas;

         o approximately 100 single family lots located in Lee County, Florida;

         o a parcel of land zoned for condominiums in Lehigh Acres, Florida;

         o        a single-family homesite in Broward county, Florida;

         o        land in Toxaway Falls, North Carolina.

Fee title to the Maumelle Property is held by Capitol Development of Arkansas, Inc., a wholly-owned operating subsidiary of the Company. The property is subject to a first-priority mortgage ("Noble Mortgage") held by Noble International Investments, Inc., as collateral agent for the noteholders securing $3 million in promissory notes and a second mortgage held by an affiliated company, Boca First Capital, LLLP ("Boca First Line"). The total amount outstanding under the Noble Mortgage and the Boca First Line as of September 30, 2004 were $3,000,000 and $1,265,652, respectively.

Fee title to the approximately 100 single family lots in Lee County, Florida is held by Capitol Development, Inc., a wholly-owned operating subsidiary of the Company. As of September 30, 2004, a first mortgage in the total amount of $300,000 was collateralized by 23 of these single family lots.

Fee title to the parcel of land zoned for condominiums in Lehigh Acres, Florida is held by Capitol Development, Inc. There were no mortgages outstanding on this property as of September 30, 2004.

Fee title to the single-family homesite in Broward county, Florida, is held by Philbuilt Development, LLC, a joint venture 50% owned by Capitol Development, Inc. At September 30, 2004, Philbuilt owed a construction loan to Transcapital Bank in the amount of $775,252, out of a total $1,250,000 construction line, collateralized by a first mortgage on the property and all improvements. In addition, a note in the amount of $150,000 is payable to the seller of the homesite upon closing of sale of the newly constructed home.

Fee title to the Toxaway Falls Property is held by Toxaway Development Group, LLC. ("Toxaway"), a wholly owned operating subsidiary. At September 30, 2004, Toxaway owed a construction loan of $1,527,678 to Interfund Mortgage Corporation ("IMC"), a financing subsidiary of the Company, out of a total $1,600,000 construction line, collateralized by a first mortgage on the property and all improvements. For consolidated financial statement purposes, the loan receivable by IMC is eliminated against the loan payable by Toxaway and the value of the land and improvements is included as construction in progress on the balance sheet.

INVESTMENT POLICIES.

         The Company's investment objective is to increase long-term total returns to shareholders through appreciation in the value of its common stock. The Company invests principally in the following type of assets: (i) real estate development, holdings and interests in entities or persons primarily engaged in real estate activities and (ii) real estate financing. The Company's investment policy is determined by its Board of Directors and may be changed without a vote of security holders. There are no limitations on the percentage of assets which may be invested in any one investment, or type of investment.

         (i) Real Estate Development, Holdings and Interests in Real Estate. The Company generally conducted all of its new land investment activities through its development subsidiaries.

         The Company's policy is to acquire or develop real estate where the Company believes that favorable investment opportunities exist based on market conditions at the time of the investment. It is the Company's policy to acquire real estate primarily for possible capital gain.

         The Company expects to pursue its investment objectives in real estate properties primarily through direct ownership of properties or through indirect property ownership opportunities, with PDPs and/or joint venture partners. Future development or investment activities will not be limited by geographic area, type of real estate investment (apartment buildings, shopping centers, industrial or commercial properties, undeveloped acreage) or specified percentage of the Company's assets. If the Company purchases a new real estate investment, it expects to obtain traditional financing for the property and does not have any policy which limits the number of mortgages that can be placed on the property.

         The Company may also invest in partnerships or joint venture interests that are engaged in real estate activities. The Company will evaluate each proposed investment based on the merits of each transaction. The Company currently holds a joint venture interest in a partnership with Philbuilt Development, LLC, for a single-family home in Lighthouse Point, Florida.

         (ii)     Real Estate Financing

         In October 2003, the Company commenced its financial lending program. The Company originates and participates in lending for its own portfolio by offering financing to borrowers who may not qualify for financing from traditional lending institutions. These loans may carry greater risk due to borrower credit issues, higher than normal loan-to-value ratios, time constraints or situations requiring additional and/or cross collateralization. As of September 30, 2004, the Company advanced an aggregate of $3,407,500 in loans to these borrowers.

The Company offers loans for the following types of transactions: raw land acquisition, development of real estate, construction, real estate held for sale, bridge loans, commercial loans, mortgages held for investment and note participations. However, the Company may decide to advance loans for projects that do not fit within these loan categories as it may deem appropriate.

FINANCING POLICIES. The organizational documents of the Company and its subsidiaries impose no limits on the amount of indebtedness that these entities can incur. The Company will from time to time determine its borrowing policies in light of then-current economic conditions, relative costs of debt and equity capital, market value of the Company's real estate assets, growth and acquisition opportunities, and other factors.

         The Company intends to raise additional capital through debt financing, although there can be no assurance that the Company will be able to raise such capital on favorable terms.

         The Company has not established any limit on the number or amount of mortgages that may be placed on any single property or on the Company's portfolio as a whole.

         COMPETITIVE CONDITIONS. The Company's real property is subject to the highly competitive conditions of real estate development and sales. In Arkansas, Florida, and North Carolina, there are numerous large national and regional firms with significantly greater experience and financial resources than the Company currently possesses. Such firms will likely compete with the Company in the acquisition and sale of land for development, hiring of sub-contractors, professionals and personnel.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not involved in any other litigation, other than those actions arising from the normal course of business, and for which management does not believe will have a material effect on the Company's operations, except for the matters described below.

Shareholder's Derivative Action
-------------------------------

         The Company is a defendant in a shareholder derivative action entitled Dr. Christopher Brown vs. Capitol First Corporation f/k/a Capitol Communities Corp., Prescott Investments, LP, Michael Todd and Edward Durante a/k/a Ed Simmons, filed in the Superior Court in Mecklenburg County, North Carolina (Docket No. 04-CVS-14076) on August 5, 2004. The suit seeks relief for securities fraud in violation of North Carolina General Statute #78A-8 and 78A-12, breach of fiduciary duty and negligence, civil conspiracy, unfair and deceptive trade practices, punitive damages and seeks a jury trial. Michael Todd, the Company's former president and former chairman of the Board of the Company, and his affiliate, Prescott Investments, LP are also defendants in this suit.

         The suit alleges, among other things, that in 2001, Mr. Todd, either individually or on behalf of Prescott, had several million shares of the Company's stock issued in the names of various individuals and businesses in order to create a perceived trading market for the Company's stock thereby artificially increasing the stock price and induced the plaintiff to purchase the Company's stock in an alleged scheme to defraud the market place and potential investors in violation of the North Carolina securities fraud statutes and in breach of fiduciary duties owed to the plaintiff. The requests for relief names "an amount in excess of $10,000" for four causes of action for a total amount in excess of $40,000, plus punitive damages, the cost of the actions and reasonable attorney's fees.

         On September 13, 2004, our legal counsel filed a Notice of Removal in the United States District Court, Western Division of North Carolina seeking to remove the case from the state court to the Federal Court.

         On September 20, 2004, our legal counsel filed a Motion to Dismiss the Complaint in the state court for lack of personal jurisdiction over Capitol First Corporation and failure to state a claim.

         On or about October 18, 2004, the plaintiff, Dr. Christopher Brown, filed a First Amended Complaint in the state court to add federal securities claims to the state action, including counts for securities fraud, failure to register securities, a federal RICO claim and various state law and common law claims.

         On November 10, 2004, our legal counsel filed a Motion to Dismiss all counts of the amended complaint. The motion is not yet ready for disposition, as opposition to it is not yet due.

         On December 8, 2004, the plaintiff filed a Memorandum of Law in opposition to our Motion to Dismiss. The Company answered this filing on December 22, 2004.

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

Foreclosure Action
------------------

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

         The Company has a promissory note in the amount of $525,000 which is partially secured by the real property in the above suit. The $525,000 note receivable was due in full on October 15, 2004. The Company received a principal paydown of $80,000 and $20,750 toward reimbursement of legal and other expenses on October 28, 2004. The Company has filed a cross-complaint, counter-complaint and third party complaint suing on the note and all the collateral and alleges that the filing of foreclosure by the first mortgage holder is an event of default. The $525,000 note receivable is secured by other properties in addition to its share in the defaulted property. Management believes that in addition to the collateral in the defaulted property, there is sufficient equity in the other collateral to secure its investment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the fiscal year covered by this Report, stockholders representing in excess of two thirds of the issued and outstanding stock of the Company executed a Written Consent of Stockholders in Lieu of Meeting. The Written Consent removed Michael G. Todd as incumbent director and Chairman of the Company, effective 20 days after mailing of an Information Statement to the stockholders of the Company. The effective date of removal was deemed to be November 8, 2004.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is listed for trading in the over-the-counter market on the NASDAQ electronic bulletin board under the symbol "CFRC," however, the market for shares of the Company's common stock is extremely limited. There can be no assurance that the present limited market for the Company's common stock will become more active or even be sustained. In addition, any future sale of the Company's stock by any of the controlling shareholders may have a substantial adverse impact on any such public market.

         The high and low bid prices for shares of common stock of the Company for each quarter within the last two fiscal years are as follows:

                                                               BID
Quarter Ending                                          High            Low
--------------                                        --------       --------

September 30, 2002                                    $   0.14       $  0.065

December 31, 2002                                     $   0.08       $   0.04

March 31, 2003                                        $   0.11       $   0.04

June 30, 2003                                         $   0.07       $  0.055

September 30, 2003                                    $   0.08       $   0.06

December 31, 2003                                     $   0.35       $   0.08

March 31, 2004                                        $   0.45       $   0.20

June 30, 2004                                         $   0.33       $   0.12

September 30, 2004                                    $   0.14       $   0.05

These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB"), and reflect inter-dealer prices, without retail mark up, mark down or commission and may not reflect actual transactions.

HOLDERS

         The number of record holders of the Company's common stock was 660 as of September 30, 2004.

DIVIDENDS

         During the fiscal year ended September 30, 2004 and the fiscal year ended September 30, 2003, the Company did not declare any cash dividends with respect to its common stock. However, the Company accrued dividends in the amount of $217,224 for its Series A Preferred Stock as of the fiscal year ended September 30, 2004. Each share of Series A Preferred Stock bears a cumulative dividend rate of 5.25% per annum and the Company has 4,137,591 shares of Series A Preferred Stock outstanding as of September 30, 2004.

         The Company does not expect to declare dividends on its common stock in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty. There are no material restrictions limiting, or restrictions that are likely to limit, the Company's ability to pay dividends on its Common Stock in the future, except for first paying creditors and accrued dividends to preferred stockholders.

Sales of Unregistered Securities

On November 5, 2003, the Company issued 1,000,000 shares of restricted common stock to Noble International Investments, Inc., in consideration of consulting services to be performed over a six-month period. The stock provides registration rights to Noble if and when the Company registers additional securities with the Securities and Exchange Commission. The Company issued these shares to Noble in reliance upon Section 4(2) of the Securities Act, because it is knowledgeable, sophisticated and had access to comprehensive information about our company. The Company placed restrictive legends on the certificates stating that the securities were not registered under the Securities Act and set forth their restrictions on transferability and sale.

On January 26, 2004, the Company issued 15,000 shares of restricted common stock to three of its employees under its equity compensation plan. The Company issued these shares to its employees in reliance upon Section 4(2) of the Securities Act, because each of the employees was knowledgeable, sophisticated and had access to comprehensive information about our company. The Company placed restrictive legends on the certificates stating that the securities were not registered under the Securities Act and set forth their restrictions on transferability and sale.

On February 18, 2004, the Company issued 227,273 shares of restricted common stock in lieu of legal services performed on behalf of the Company during the previous fiscal year. The Company issued these shares to its legal counsel in reliance upon Section 4(2) of the Securities Act, because each of the recipients was knowledgeable, sophisticated and had access to comprehensive information about our company. The Company placed restrictive legends on the certificates stating that the securities were not registered under the Securities Act and set forth their restrictions on transferability and sale.

On February 24, 2004, the Company issued 60,000 shares of restricted common stock to one of its outside directors as part of his compensation for serving as a director. The Company issued these shares to its director in reliance upon
Section 4(2) of the Securities Act, because the director was knowledgeable, sophisticated and had access to comprehensive information about our company. The Company placed restrictive legends on the certificates stating that the securities were not registered under the Securities Act and set forth their restrictions on transferability and sale.

On April 29, 2004, the Company issued 10,000 shares of common stock to Raymond Baptista, a former director of the company under its equity compensation plan. The Company issued these shares to its former director in reliance upon Section 4(2) of the Securities Act, because the former director was knowledgeable, sophisticated and had access to comprehensive information about our company. The Company placed restrictive legends on the certificates stating that the securities were not registered under the Securities Act and set forth their restrictions on transferability and sale.

On July 22, 2004, the Company issued 2,000,000 shares of restricted common stock to Stone Financial Group, LLC ("Stone"), as part of a settlement agreement and mutual release for a $580,000 note payable. As a result of this transaction, a $100,000 gain on extinguishment of debt was recognized. The Company issued these shares to Stone in reliance upon Section 4(2) of the Securities Act, because Stone was knowledgeable, sophisticated and had access to comprehensive information about our company. The Company placed restrictive legends on the certificates stating that the securities were not registered under the Securities Act and set forth their restrictions on transferability and sale.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies
----------------------------

The U.S. Securities and Exchange Commission defines critical accounting policies as "those that are both most important to the portrayal of a company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain". The management of the Company believes that a high degree of judgment or complexity is involved in the following areas:

Real estate inventories and cost of sales. Real estate investments are stated at the lower of cost or market. Acquisition costs are allocated to respective properties based on relevant market data or appraisals, if ordered, on the various properties acquired in the acquisition.

Impairment of long-lived assets and long-lived assets to be disposed of. Real estate inventories, including capitalized interest and real estate taxes, are carried at the lower of cost or fair value determined by evaluation of individual projects. Property and equipment are recorded at cost less accumulated depreciation and depreciated on the straight-line method over their estimated useful lives. Whenever events or circumstances indicate that the carrying value of our long-lived assets may not be recoverable, we compare the carrying amount of the asset to the un-discounted expected future cash flows. If this comparison indicates that the asset is impaired, the amount of the impairment is calculated using discounted expected future cash flows. If our estimate of the future cash flows is significantly different from actual cash flows, the Company may prematurely impair the value of the asset, we may underestimate the value of the calculated impairment or we may fail to record the impairment.

Interest Rates. If interest rates continue to rise from the recent levels, the Mortgage Subsidiary's gross profit from interest income may be negatively affected. Rising interest rates may also negatively affect the Company's earnings due to diminished loan demand, or increased development costs incurred by the Development Subsidiary.

Inflation. Any inflation in the economy may impact the Company's costs of operations both in the Company's development sector as such inflation would place an upward pressure on cost of labor and materials, and may impact other developers seeking loans from the Mortgage Subsidiary.

The following discussion should be read in conjunction with the audited financial statements appearing in Item 7, of this Part 1 ("the Financial Statements"), and the information provided in this Item 6, of this Report.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The adoption of FIN 46 and FIN 46R did not have a material impact on our financial statements.

In March 2004, the FASB ratified the recognition and measurement guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The recognition and measurement guidance was to be applied to other-than-temporary impairment evaluations in our annual reporting period ending September 30, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. We continue to assess the potential impact that the adoption of the proposed FSP could have on our financial statements.

In July 2004, the FASB ratified Emerging Issues Task Force (EITF) consensus on Issue No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, which provides guidance regarding application of the equity method of accounting to investments other than common stock. EITF Issue No. 02-14 was effective beginning with our fiscal year ended September 30, 2004. The adoption of EITF Issue No. 02-14 did not have a material impact on our financial statements.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2004 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2003.

         Revenues increased to $4,354,190 for the fiscal year ended September 30, 2004 ("fiscal 2004"), compared to $2,818,360 for the fiscal year ended September 30, 2003 ("fiscal 2003"), an increase of $1,535,830. The increase was due to a $787,067 increase in land sales and a $748,763 increase in interest and fee income due to commencement of the Company's financial lending, consulting and real estate development programs. Interest income was $418,501 and fee income was $426,689 in fiscal 2004, compared to $96,427 in interest income and $0 fee income in fiscal 2003. Fee income is reported net of fees paid to related and unrelated parties in fee-sharing arrangements. Fees paid to related parties and netted out of fee income or paid directly under fee-sharing arrangements totaled $401,518 during the fiscal year. Approximately 40% of these fees were distributed by the related parties to other mortgage brokers, professionals and consultants and to other vendors for costs. These fees are paid for work including acquisition, development, financing, management and personal guarantees related to various projects.

         Cost of revenues increased to $3,738,172 during fiscal 2004 compared to $3,024,559 during fiscal 2003. The increase was primarily due to interest expense of $389,519 on funds borrowed from banks and participants which were used in the Company's financial lending program. The balance of the increase was due to recognition of higher cost basis and closing costs on the sale of land during fiscal 2004 compared to fiscal 2003.

         General and administrative expenses increased to $1,130,129 during fiscal 2004 compared to $616,880 during fiscal 2003, an increase of $513,249. Approximately sixteen percent (16%) of the increase, $180,000 was due to placement agent and financial advisory fees paid to Noble International Investments, Inc. ("Noble") in connection with the sale of $3,000,000 of secured promissory notes. Commencing in March, 2004 and continuing through September 30, 2004, the Company raised $2,075,000 in a private offering of secured promissory notes and $27,186 was expensed for prorated placement fees.

         Legal fees increased to $204,888 during fiscal 2004 compared to $82,110 in fiscal 2003, primarily due to the additional legal work that was necessary to answer the complaint filed during the fourth quarter of fiscal 2004. Furthermore, legal fees increased due to an overall increase in the formation of new operating subsidiaries and commencement of loan activity. Audit, tax and compliance fees increased to $88,522 during fiscal 2004 compared to $64,742 in fiscal 2003, due to increased operations resulting in more billable hours incurred by audit and tax professionals.

         The Company incurred a $214,618 increase in payroll expense to support its new operations in fiscal 2004 and an $85,559 increase in a property tax accrual on undeveloped land in Maumelle, Arkansas not previously accrued; both payroll and property tax line items were $0 in fiscal 2003. Stock issued in lieu of consulting fees was $25,000 and stock issued or accrued in lieu of Board compensation was $25,075 during fiscal 2004. There were no similar expenses in the same period in the prior year. Allowance for loan losses was $54,496 in fiscal 2004, compared to $0 in fiscal 2003. Related party expenses were $36,000 in fiscal 2004 compared to $99,500 in fiscal 2003.

         The operating results recorded for unconsolidated subsidiaries accounted for under the equity method totaled $0 for fiscal 2004 compared to a $75,000 loss in fiscal 2003. Interest income earned on cash balances increased to $7,368 during fiscal 2004 compared to $1,531 in fiscal 2003. The increase was due to an increase in average cash balances following the issuance of $3 million promissory notes in late September 2003.

         Interest expense decreased to $376,559 during fiscal 2004 compared to $1,139,821 during fiscal 2003, a decrease of $763,262. The decrease was due to an adjustment in the amount of $409,488 in during fiscal 2003 related to the dissolution of TradeArk Properties, LLC pursuant to an agreement between the Company and Trade Partners, Inc., and reacquisition of land for the Company's membership interests. During fiscal 2004, $389,519 of interest expense was classified as cost of sales directly related to the Company's financial lending program. The Company paid off its New Era loan in the amount of $1,665,857 with a 13% interest rate on April 22, 2004, thus contributing to the overall decrease in interest expense for the current fiscal year.

         During fiscal 2004, $262,624 principal and accrued interest relating to unsecured promissory notes was written off due to the statute of limitations tolling on these notes and was offset by $20,500 corrections of carrying value errors discovered during the current fiscal year. During fiscal 2003, the Company negotiated settlement agreements with unsecured promissory note holders to exchange $1,700,445 in debt and accrued interest for $505,735 in cash, notes and Series A preferred stock for a gain of $1,194,710. This gain was offset by a $70,298 loss on discount of the West Maumelle note which was discounted and assigned to a group of investors.

         During fiscal 2004, $100,000 was recognized as a gain on the extinguishment of a $580,000 note payable to Trade Partners which was assigned to a third party. The note was settled for $220,000 in cash and 2,000,000 shares of restricted common stock valued at $0.13 per share on the settlement date, for a total stock value of $260,000. The sum of the above gains on extinguishment of debt total $342,124 as of fiscal 2004.

Liquidity and Capital Resources

         The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. The Company finances its land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, real estate development consulting fees, interest on investments, proceeds from the sale of investment property and borrowings under its various credit agreements.

         At September 30, 2004, the Company's working capital was $3,956,704, compared to working capital of $1,021,858 at September 30, 2003, an increase of $2,934,846. The increase is due to (1) an increase of approximately $6,732,000 in notes and loans receivable, construction in progress and other receivables,
(2) debt retirement in the amount of $2,246,000, which was offset by (3) a $2,168,000 decrease in cash, (4) $2,964,000 in new short term borrowings and (5) a reclassification of a $1,000,000 note receivable from short term in the fiscal 2003 to long term in fiscal 2004.

         Net cash used in operating activities was $3,707,715 during fiscal 2004, compared to $1,559,332 in fiscal 2003. The increase in net cash used in operating activities is due to the commencement of the company's loan program and development projects and is offset by cash generated by new loans payable and participations. During fiscal 2003, the principal on a $1,070,000 note receivable was paid off and no similar note receivable payoff occurred in fiscal 2004.

         Net cash provided by investing activities was $790,708 during fiscal 2004, compared to net cash of $787,576 used in investing activities in fiscal 2003. The increase in net cash provided by investing activities is primarily due to the sale of Tract D for $3,400,000 in June 2004 and is offset by the purchase of properties in Florida for approximately $2,252,000.

         Net cash provided by financing activities was $749,051 in fiscal 2004, compared to $4,991,925 of net cash provided by financing activities in fiscal 2003. The major financing activities during fiscal 2004 were the receipt of $2,075,000 in proceeds from a private offering of secured promissory notes as of September 30, 2004 and issuance of $381,000 common stock in lieu of services, offset by the repayment of the notes payable in the amount of $1,716,000. During fiscal 2003, cash provided by financing activities consisted of approximately $4,100,000 in note settlements and a $3,000,000 new offering of secured promissory notes, offset by $2,292,000 payments of notes payable.

         The Company currently has access to three types of credit to finance its working capital needs: the Boca First Credit Line ("Boca First"), various loans collateralized by real property from TransCapital Bank and an agreement with Coral Capital, LLC. The Company has drawn $1,265,652 on its $4,000,000 credit line from Boca First as of September 30, 2004. The Boca First Credit Line is evidenced by a promissory note secured by a subordinated mortgage on the remaining 696 acres on the Maumelle Property, 1,000 shares of common stock of Capitol Development, a $1 million note receivable with a maturity date of January 10, 2006 and second or third security interests in all notes and loans receivable generated in the Company's lending operations. The Boca First Credit Line matures on November 1, 2007, and has a current interest rate of ten percent (10%) per annum. This rate is adjustable quarterly to a rate equal to the greater of ten percent per annum or one percent (1%) above the prime rate, as published in The Wall Street Journal, in effect on that date.

         During fiscal 2004, the Company borrowed $1,813,775 from Transcapital Bank. These borrowings are secured by mortgages on several of the Company's properties located in Florida. Interest rates range from 6.75% to 8.00% and terms range from one to three years.

         During the year ended September 30, 2004, the Company borrowed $892,849 from Coral Capital, LLC. These borrowings were used to purchase single-family lots in southwest Florida under a 50/50 joint venture agreement with Coral Capital. The note bears no interest and is payable when individual lots are sold. If the lots are developed, Coral Capital will receive a portion of the profits.

         The Company's commitment for debt and other contractual arrangements as of September 30, 2004 includes obligations under the credit agreements described above and other obligations described in footnote 5 to its financial statements. As of September 30, 2004, the Company's material commitments for capital expenditures are construction and development expenses for its various projects in Florida and North Carolina.

         The Company continues to execute its strategic business plan that management anticipates will allow it to generate cash flow from interest on its investments, real estate acquisition and sales, real estate development consulting fees, real estate development, financing arbitrage and equity participations from joint ventures. The Company has acquired and intends to continue to acquire loans for its own portfolio and/or develop real estate in fast growing markets such as Florida and North Carolina.

         The Company and its wholly-owned subsidiaries, Interfund Mortgage Corp. and Interfund Investment Fund I, LLC, (collectively, the "Mortgage Subsidiaries") made secured short-term loans of approximately $3,407,000. The Company, through its wholly-owned subsidiary, Capitol Development, Inc., commenced development projects in Florida and North Carolina in the cumulative amount of approximately $3,164,000 during the fiscal year ended September 30, 2004.

         The Company should be able to satisfy its liquidity requirements during the short and long term by using cash on hand and credit extended by various commercial lenders. Except for the foregoing, the Company does not have any present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

        FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK.

The factors identified below are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward looking statement made by or on behalf of the Company, whether in this section or elsewhere in this Report or in any other written or verbal statement of the Company or its officers or directors. Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward looking projections. The Company does not intend to update these cautionary statements. The principal factors that could cause the Company's actual results to differ material from the forward looking statements include, but are not limited to the following:

     o the ability to continue to generate sufficient revenues to fund day-to-day operations;
     o the ability to compete in the Florida, Arkansas and North Carolina real estate markets and in other markets where the Company intends to acquire real property and the ability to expand successfully into those areas;
     o the ability to obtain necessary permits and approvals for the development of our land;
     o the ability to compete in the high-yield lending industry and provide loans with an acceptable yield that are secured by adequate collateral;
     o   adverse legislation or regulation;
     o availability of labor or material costs or significant increase in their costs;
     o increase in interest rates causing a decreases in sales in the real estate development industry and conversely a decrease in borrowers in the high-yield lending area;
     o   the level of consumer confidence;
     o the concentration of development and/or loans in South Florida and southwest Florida;
     o   unanticipated litigation or legal proceedings;
     o   conditions in the capital, credit and development markets;
     o risks associated with increased insurance costs or unavailability of adequate coverage, perceived risk of travel and changes in economic conditions due to recent events;
     o   adverse economic conditions;
     o   the risk of defaults on loans made by the Mortgage Subsidiary;
     o the Company's underwriting standards and procedures may not effectively reveal risks of under-performing loans or loans that may go into default;
     o the lack of security value or decrease in security value of the collateral underlying the loans made by the Company;
     o the Company has limited access to capital compared to its larger competitors and there can be no assurance that the Company will be able to acquire the necessary capital to operate its business;
     o the Company may pay up-front fees to mortgage brokers, management fees, and real estate fees if it purchases property which may reduce the Company's earnings; and
     o   the Company may become liable for unforeseen environmental obligations.

         If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

ITEM 7.  FINANCIAL STATEMENTS

         The audited financial statements of the Company required pursuant to this Item 7 are included in this Annual Report on Form 10-KSB, as a separate section commencing on page F-1 and are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

         On January 19, 2004, we dismissed Baum & Company, P.A. ("Baum & Company"), as our independent certified public accountant. On January 20, 2004, we engaged Berkovits Lago & Company, P.A. ("Berkovits Lago"), as our independent registered public accounting firm. Our decision to change accountants was approved by our Audit Committee.

         The report of Baum & Company on our consolidated financial statements for the fiscal years ended September 30, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, Baum & Company did not advise us that:

         1) internal controls necessary to develop reliable consolidated financial statements did not exist, or

         2) information had come to the attention of Baum & Company which made it unwilling to rely upon management's representations or made it unwilling to be associated with the consolidated financial statements prepared by management, or

         3) the scope of the audit should be expanded significantly, or information had come to the attention of Baum & Company that it has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying consolidated financial statements, or the consolidated financial statements issued or to be issued covering the fiscal periods subsequent to September 30, 2003 (including information that may prevent it from rendering an unqualified audit report on those consolidated financial statements) or made it unwilling to rely on management's representations or to be associated with the consolidated financial statements prepared by management or,

         4) information has come to the attention of Baum & Company that it has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying consolidated financial statements or the consolidated financial statements issued or to be issued covering the fiscal periods subsequent to September 30, 2003 through January 21, 2004, the date of the Form 8-K filing reporting our change in accountants, that had not been resolved to the satisfaction of Baum & Company or which would have prevented Baum & Company from rendering an unqualified audit report on such consolidated financial statements.

         During our two most recent fiscal years and all subsequent interim periods through January 21, 2004 there were no disagreements with Baum & Company on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Baum & Company would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

         We did not consult with Berkovits Lago regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided by Berkovits Lago that was a factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         We carried out an evaluation, under the supervision and with the participation of our management, including our Acting President/Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, our Acting President/Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report in accumulating and communicating to our management, including them, material information required to be included in the reports we file or submit under the Securities Exchange Act of 1934 as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

         Based on an evaluation, under the supervision and with the participation of our management, including our Acting President/Chief Executive Officer and Chief Financial Officer, there has been no change in our internal controls over financial reporting during our last fiscal year, identified in connection with the evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         The Company did not file any reports on Form 8-K during the fourth quarter ended September 30, 2004.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table set forth certain information with respect to our executive officers and directors as of September 30, 2004:

DIRECTORS AND EXECUTIVE OFFICERS

     Name                     Age                   Position
     ----                     ---                   --------

Ashley B. Bloom                30          Acting President and Acting
                                             Chief Executive Officer

Donald R. LeGault              65                   Director


Michael Merlob                 49                   Director


Harvey Judkowitz               59                   Director


Monica A. Schreiber            43         VP and Chief Financial Officer


Ashley B. Bloom. Mr. Bloom has served as the Company's Director, Acting President and Acting Chief Executive Officer since January 14, 2004 and he served as the Company's Vice President, Treasurer and Assistant Secretary since March 31, 2003. Mr. Bloom is a certified public accountant in the state of Illinois and a licensed mortgage broker in the state of Florida. Mr. Bloom's experience includes working with Coopers & Lybrand LLP, a certified public accounting firm, as an Associate in the Litigation Consulting and Corporate Finance department from June, 1996 to January, 1998 in Miami, Florida, and in the real estate development industry since 1998.

Donald R. Le Gault. Mr. LeGault joined the Board of Directors on October 15, 2003. Mr. LeGault has extensive experience in real estate investment and development and has been the owner of Sell America Realty Corporation, a real estate brokerage firm specializing in commercial properties, primarily in South Florida since 1996. Since 2002, he has served as Chairman of the Florida Real Estate Marketing Association, a group of real estate professionals who conduct marketing seminars in various cities throughout Florida.

Michael Merlob. Mr. Merlob joined the Board of Directors on June 1, 2004. He is a fellow of the Society of Actuaries. From November 1975 through March 1994, Mr. Merlob was employed by William M. Mercer, Inc, a subsidiary of Marsh & McClennan Companies, Inc., where he served as a Vice President and a consulting actuary. He joined Buck Consultants (now part of Mellon Financial Corporation) where he served as a principal and consulting actuary from March 1994 through October 1997. Mr. Merlob relocated to Florida in 1997 to pursue a second career in education. He now has his own private instructional practice and is employed by Donna Klein Jewish Academy in Boca Raton, Florida, where he instructs students in algebra, geometry and advanced placement statistics. Prior to joining Donna Klein in February 2003, Mr. Merlob was an instructor at Sawgrass Springs Middle School in Coral Springs, Florida, from October 1999 through June 2002.

Harvey Judkowitz. Mr. Judkowitz joined the Board of Directors on June 1, 2004. Mr. Judkowitz is a certified public accountant licensed in both New York and Florida. From 1988 to date, Mr. Judkowitz has conducted his own CPA practice. Mr. Judkowitz is the Chairman of the Board and CEO of UniPro Financial Services, Inc. and the interim Chief Financial Officer of Kirshner Entertainment & Technology, Inc. He currently serves on the Board of Directors and is chairman of the audit committees for the following publicly traded companies; Kirshner Entertainment & Technology, Inc., (KSHR), Global Business Services, Inc., (GBSS) and Capitol First Corporation (CFRC). In the past, he has served as Chief Financial Officer of Claire's Stores and several other publicly traded companies. Mr. Judkowitz graduated from Pace University in 1967 with a BBA in Accounting. Over the past 15 years, Mr. Judkowitz has been a consultant to assist several companies in going public and arrange short term financing until the public money could be raised.

Monica Schreiber. Ms. Schreiber has served as the Company's Vice President and Chief Financial Officer since May 18, 2004. Prior to joining the Company, Ms. Schreiber acted as a consulting financial officer to the Company from January 5, 2004 through May 17, 2004. Prior to engagement with the Company, Ms. Schreiber was a Senior Financial Analyst at Access Worldwide Communications, Inc., a provider of marketing services to telecommunications and pharmaceutical clients, in Boca Raton, Florida, from April, 2002, to December, 2003. Ms. Schreiber was a Controller at Symmetrical Holdings, Inc., a provider of marketing research services, in Deerfield Beach, Florida, from November 1997, to September 2001.

         Our directors serve for a term of one year, or until their successors shall been elected and qualified. Our executive officers are appointed and serve at the discretion of the Board of Directors. There are no family relationships between any directors or executive officers of the Company, either by blood or marriage.

AUDIT COMMITTEE FINANCIAL EXPERT

         Mr. Harvey Judkowitz, CPA, serves as the financial expert on the Company's audit committee. Mr. Judkowitz is an independent director.

CODE OF ETHICS DISCLOSURE

         On April 12, 2004, the Company filed a Schedule 14C Information Statement which contained the "Capitol First Code of Ethics" in Exhibit 14. This Code of Ethics applies to all directors, officers and employees of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         Federal securities laws require the Company's directors and executive officers and persons who own more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any securities of the Company. To the Company's knowledge all of the Company's directors, executive officers, and greater-than-10% beneficial owners made all required filings for the fiscal year ended September 30, 2004, except one Form 4 was filed late which reported one transaction for Mr. Donald LeGault.

         Furthermore, Michael Todd, a beneficial owner, former officer and former director filed a Form 4 on August 10, 2004 in which he reported two stock dispositions which took place on December 20, 2001 and March 5, 2002, respectively, which he had previously failed to report. Mr. Todd also filed an amendment to a Form 4 that he had previously filed on January 14, 2002 in which he corrected information regarding two stock acquisitions and one stock disposition.


ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to the compensation that was paid in the 2004 fiscal year to the Company's executive officers and the aggregate compensation paid by the Company for services rendered during the periods indicated:

                                ANNUAL COMPENSATION                          AWARDS                     PAYOUTS
                          Fiscal                                                         Securities                 All Other
                          Year                            Other Annual     Restricted    Underlying      Payouts     Compen-
Name and Position         9/30       Salary      Bonus    Compensation       Stock         Options        LTIP       sation
-----------------         ------     -------    -------   ------------      -------        -------       ------      -------
Ashley B. Bloom (1)       2004           -0-      -0-      $133,287 (2)           -0-           -0-        n/a         -0-
Acting Pres. & CEO        2003           -0-      -0-      $ 55,410 (3)           -0-           -0-                    -0-
                          2002           -0-      -0-            -0-              -0-           -0-                    -0-

Monica A. Schreiber (4)   2004     $ 59,135       -0-            -0-     $       625 (5)        -0-        n/a         -0-
VP and CFO                2003           -0-      -0-            -0-              -0-           -0-                    -0-
                          2002           -0-      -0-            -0-              -0-           -0-                    -0-

Michael G. Todd (6)       2004           -0-      -0-            -0-              -0-           -0-        n/a         -0-
Former President          2003           -0-      -0-      $ 10,000 (7)           -0-           -0-                    -0-
                          2002     $190,000 (8)   -0-            -0-      16,000,000 (9)   200,000 (10)                -0-

     (1) Mr. Bloom has served as the Company's Acting President and Chief Executive Officer since January 14, 2004. Prior to this, he served as the Company's Vice President, Treasurer and Assistant Secretary since March 31, 2003.

     (2) In fiscal 2004, Mr. Bloom received $30,000 in consulting fees and $103,287 in net sales commissions and mortgage broker fees.

     (3) In fiscal 2003, Mr. Bloom received $30,000 in consulting fees and $25,410 in net sales commissions.

     (4) Ms. Schreiber has served as the Company's Vice President and Chief Financial Officer since May 18, 2004 and she served as a consulting financial officer from January 5 through May 17, 2004.

     (5)  Represents accrued but unissued shares issued as a stock grant.

     (6) Mr. Todd served as the Company's President from November, 1994 until January 2004, his resignation date.

     (7)  In fiscal 2003, Mr. Todd received $10,000 in sales commissions.

     (8) During fiscal 2002, Mr. Todd received $85,000 in cash compensation and $105,000 in accrued compensation.

     (9) Mr. Todd exchanged $800,000 in deferred salary and other compensation to pay for 16,000,000 shares of the Company's common stock at $0.05 per share.

     (10) The Company issued 200,000 options with an exercise price of $0.045 per share under its Non-qualified Employee Incentive
          Stock Plan. Mr. Todd exchanged $9,000 in deferred salary and compensation to exercise these options and acquire the underlying shares in 2002.

Employment Agreements

The Company entered into an informal agreement with Ashely Bloom its Acting Chief Executive Officer for consulting services in September 2002. The monthly consulting fee is $2,500 per month. In addition, the Company has agreed to pay Mr. Bloom a commission on loans he initiates. The consulting fees and commissions are in lieu of salary.

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

The Company had an employment agreement with Michael G. Todd, its former president and former Chairman of the Board of the Directors. Compensation under the agreement was reduced to zero as of September 27, 2002 and the employment agreement was effectively canceled upon Mr. Todd's resignation as President in January 2004.

Employee Incentive Stock Plan

The Company has an Employee Incentive Stock Plan under which officers, directors, key consultants and other persons employed by the Company may receive direct grant of stock or options. The maximum amount of shares available for issuance under the Plan was set at 3,000,000 shares. As of September 30, 2004, the Company had granted 2,700,000 shares under the Plan and 300,000 shares are available for grant either as options or direct stock grants. The following table provides information about the Company's common stock that may be issued under the Employee Stock Plan, as of September 30, 2004:

                                                                                                 No. of securities remaining
                                                                                                available for future issuance
                            No. of securities to be issued   Weighted-average exercise price      under equity compensation
                             upon exercise of outstanding    of outstanding options, warrants    plan (excluding securities
Plan Category                options, warrants and rights.             and rights.                reflected in column (a)).
-------------                ----------------------------              -----------                ------------------------
                                          (a)                             (b)                                (c)

Equity compensation
plans approved by
shareholders                              -0-                                -0-                                -0-

Equity compensation
plans not approved
by shareholders                           -0-                             $0.07                            300,000


DIRECTOR COMPENSATION

         On October 21, 2003, the Board of Directors approved compensation to outside Board members consisting of a cash retainer in the amount of $3,600 ($300 per month) and 10,000 shares of restricted common stock for each year of service on the Board. On January 14, 2004, the Board increased the restricted common stock component of external Board member compensation from 10,000 to 60,000 shares for each year of service. The restricted stock will be issued to each director after he has completed a year of service on the Board. Mr. Don LeGault joined the Board on October 15, 2003, all 60,000 shares of restricted common stock were issued during the fiscal year. Cash compensation to Mr. LeGault was $3,300 in fiscal 2004. Mr. Harvey Judkowitz and Mr. Michael Merlob joined the Board on June 1, 2004. Cash compensation paid to the new Board members during the fiscal year was $1,200 each and accrued unissued common stock was valued at $2,300 each as of September 30, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information with respect to the beneficial ownership of the Company's common stock as of September 24, 2004 for: each person known to beneficially own more than 5% of the Common Stock; the Company's Acting Chief Executive Officer and each of the Company's four most highly compensated executive officers earning at least $100,000; each of the Company's directors; and all of the Company's executive officers and directors as a group. Unless otherwise noted below, and subject to applicable community property laws, to our knowledge, each person has sole voting and investment power over the shares shown as beneficially owned, except to the extent authority is shared by spouses under applicable law and except as set forth in the footnotes to the table.

         The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission. The information does not necessarily indicate beneficial ownership for any other purpose. Beneficial ownership, as set forth in the regulations of the Securities and Exchange Commission, includes securities owned by or for the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days after the Record Date. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities. For purposes of calculating each person's or group's percentage ownership, any stock options, convertible preferred stock and warrants exercisable or convertible within 60 days after the Record Date are included for that person or group but not any stock options, convertible preferred stock or warrants of any other person or group.

         All addresses for the executive officers and directors are c/o Capitol First Corporation, 7100 W. Camino Real Boulevard, Suite 402, Boca Raton, FL 33433.


                                                                                    Shares of        Percent of
                                                                                  Common Stock         Common
                                                                                  Beneficially         Stock
                                                                                     Owned             Owned
                                                                                  ------------        --------
Boca First Capital LLLP
Addison Capital Group LLC
7100 W. Camino Real Boulevard, Suite 402
Boca Raton, FL 33433.......................................................       16,000,000 (1)          55.2%

Howard Bloom
12737 NW 68th Drive
Parkland, FL 33076.........................................................       16,866,000 (2)          58.2%

Diane Bloom
12737 NW 68th Drive
Parkland, FL 33076.........................................................       16,866,000 (3)          58.2%

Stone Financial Group, LLC
Joel A. Stone
630 Dundee Road, Suite 220
Northbrook, IL 60062.......................................................        2,000,000 (4)           6.9%

Michael G. Todd............................................................       16,234,589 (5)          56.0%

Ashley B. Bloom............................................................          785,000 (6)           2.7%

Harvey Judkowitz...........................................................               --                 *

Donald R. LeGault..........................................................           60,000                 *

Michael Merlob.............................................................           40,000                 *

All executive officers and directors as a group (5 persons)................       17,119,589 (7)          59.1%
                                                                                  ==========          ========

--------------------

* Less than one percent.

(1) Addison Capital Group LLC, a Nevada limited liability company ("Addison"), is the general partner of Boca First Capital LLLP, a Florida limited liability limited partnership ("Boca"). The managing members of Addison are Howard Bloom, Diane Bloom and Michael G. Todd. The limited partners of Boca are MB 2002 LLC, a Florida limited liability company, Boca Funding Group, LLC, a Florida limited liability company, Prescott Investments L.P., a Nevada limited partnership ("Prescott"), Highland Investments, LLC, a Florida limited liability company, Michael G. Todd, Alan Katz and Leonard Gross. Mr. Todd is the sole managing member of Prescott.

(2) Includes 26,000 shares owned directly, 90,000 shares owned by spouse and minor child, 750,000 shares owned by MB 2002 LLC, a Florida Limited Liability Company in which Mr. Bloom and his wife are the sole managing members, and 16,000,000 shares owned by Boca. See footnote (1).

(3) Includes 45,000 shares owned directly, 71,000 shares owned by spouse and minor child, 750,000 shares owned by MB 2002 LLC and 16,000,000 shares owned by Boca. See footnote (1).

(4) Joel A. Stone's membership interest in Stone Financial Group, LLC is greater than 50% and he controls Stone Financial Group, LLC. Based on a
     Schedule 13D filed with the Securities and Exchange Commission on July 30, 2004.

(5) Includes 208,000 shares owned directly, 6,000 shares owned by Granite Industries LLC of which Mr. Todd is the sole managing member, 1,589 shares owned by Prescott of which Granite Industries LLC is its managing general partner, 16,000,000 shares owned by Boca, and 19,000 shares owned by Mr. Todd's wife. See footnote (1).

(6) Includes 35,000 shares owned directly and 750,000 shares owned by Highland Investments LLC of which Mr. Bloom is the sole manager.

(7) Includes 40,000 shares beneficially owned by Mr. Merlob, 60,000 shares beneficially owned by Mr. LeGault, 785,000 shares beneficially owned by Mr. Ashley Bloom, 234,589 shares beneficially owned by Mr. Todd and 16,000,000 shares owned by Boca, which are beneficially owned by Mr. Bloom and Mr. Todd.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company has paid fees or expects to pay fees to certain affiliated companies for various types of services, and will continue to do so in the future. These arrangements are summarized below:

         SUBLEASING OF OFFICE SPACE. During October, 2003, the Company subleased its Boca Raton office from B&G Acceptance Corp., a Florida corporation controlled by a beneficial owner of Boca First. The Company paid $6,000 for office space and overhead for the month of October 2003. Effective in November, 2003, the Company moved to office space which is leased from an unrelated party.

         PRIME REALTY & INVESTMENTS INC. ("Prime") is a real estate brokerage firm beneficially owned by Howard Bloom, a controlling shareholder of the Company through his beneficial interest in Boca First. Prime may receive commissions derived from transactions dealing with the Company, either directly or paid by the borrower. Prime did not receive any commissions in fiscal 2004 or fiscal 2003. Management anticipates that any such commissions paid will based on standard industry fees at the accepted rates paid to non-affiliated third parties. These activities constitute an inherent conflict of interest.

         HIGHLAND MORTGAGE & FINANCE CO., ("Highland Mortgage"), is a mortgage brokerage firm owned and controlled by Ashley Bloom, the Company's Acting Chief Executive Officer and Acting President and a beneficial owner of the Company. Highland Investment may receive mortgage broker fees derived from transactions completed by the Company and its subsidiaries. Highland may be paid directly by the Company or by the borrower as indicated in closing statements. Highland Mortgage received $14,265 in net fees in fiscal 2004 and $0 in fiscal 2003. Management anticipates that any such commissions paid to Highland Mortgage will based on standard industry fee at the accepted rates paid to non-affiliated third parties. These activities constitute an inherent conflict of interest.

         ASHLEY BARRETT CONSULTING, INC., ("ABC"), is a consulting firm owned and controlled by Ashley Bloom, the Company's Acting Chief Executive Office and Acting President and a beneficial owner of the Company. ABC receives consulting fees of $2,500 per month from the Company and may also receive mortgage broker fees derived from transactions completed by the Company and its subsidiaries. ABC may be paid directly by the Company or by the borrower as indicated in closing statements. ABC received $89,022 in fiscal 2004 and $0 in fiscal 2003 for fees related to real estate transactions. ABC received $30,000 in consulting fees in both fiscal 2004 and 2003. Management anticipates that any such commissions paid to Highland Mortgage will based on standard industry fee at the accepted rates paid to non-affiliated third parties. These activities constitute an inherent conflict of interest.

         BOCA FIRST CAPITAL, LLLP, ("Boca"), is a limited liability limited partnership whose general partner is Addison Capital Group, LLC. The members of Addison are Howard Bloom, Diane Bloom and Michael G. Todd. The Company pays Boca monthly interest for the line of credit that exists between the parties. During the fiscal year ended September 30, 2004, the Company paid a $100,000 renewal fee, representing a 2.5% of the $4,000,000 available line of credit, extending the credit line to November 1, 2007. Boca received $125,933 in interest in fiscal 2004 and $188,907 in fiscal 2003.

         MLT MANAGEMENT CORP., ("MLT"), is a Florida corporation owned and controlled by Diane Bloom, the spouse of Howard Bloom, and a controlling shareholder of the Company through her beneficial interest in Boca First. MLT may receive commissions derived from transactions dealing with the Company, either directly or paid by the borrower. MLT received $191,827 in fiscal 2004 and $87,000 in fiscal 2003. A portion of these fees were paid to Highland, ABC or other parties under fee-sharing arrangements. Management anticipates that any such commissions paid will based on standard industry fees at the accepted rates paid to non-affiliated third parties. These activities constitute an inherent conflict of interest.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

3.1 Articles of Incorporation of Capitol First Corporation, formerly known as Capitol Communities, filed with the Nevada Secretary of State on August 21, 1995 (incorporated by reference to an exhibit filed with the Company's Report on Form 10-SB filed with the SEC on September 16,
         1996).
3.2 Amendment to Articles of Incorporation of Capitol First Corporation filed with the Nevada Secretary of State on February 6, 1996 (incorporated by reference to an exhibit filed with the Company's Report on Form 10-SB filed with the SEC on September 16, 1996).
3.3 Amendment to Articles of Incorporation filed with the Nevada Secretary of State on October 15, 2003 (incorporated by reference to Exhibit 3.3 in the Company's Annual Report on Form 10-KSB that was filed with the SEC on January 13, 2004).
3.4 Bylaws (incorporated by reference to an exhibit filed with the Company's Report on Form 10-SB filed with the SEC on September 16,
         1996).
10.1 Employee Stock Option Plan (incorporated by reference to Exhibit 4 filed with the Company's Report on Form S-8 filed with the SEC on March 6, 2002).
10.2 Note, Mortgage and Security Agreement dated September 15, 2004 between Capitol Development, Inc. and Transcapital Bank*
10.3 Operating Agreement of Philbuilt Development, LLC by and between CDI, Phil St. Louis, and the David L. Raucher Revocable Trust *
10.4 Collateral Security Agreement between Capitol Development of Arkansas, Capitol First Corporation and Noble International Investments (incorporated by reference to Exhibit 10.3 on Form 10-QSB filed with the SEC on May 20, 2004) in the $3 million offering of August 2003.
10.5 Placement Agent Agreement between Capitol First Corporation (f/k/a Capitol Communities Corporation), Capitol Development of Arkansas and Noble International Investments, Inc. (incorporated by reference to
         Exhibit 10.2 on Form 10-QSB filed with the SEC on May 20, 2004) in the $3 million offering of August 2003.
10.6 Collateral Agency Agreement dated as of February 5, 2004 by and among Interfund Investment Fund, Inc. and each of the investors who purchased notes in the up to $8 million private offering (incorporated by reference to Exhibit 10.9 on Form 10-QSB filed with the SEC on May 20,
         2004).
10.7 Form of Note issued to investors in the $8 million private offering (incorporated by reference to Exhibit 10.7 on Form 10-QSB filed with the SEC on May 20, 2004).

10.8 Form of Security Agreement issued to investors in the $8 million private offering (incorporated by reference to Exhibit 10.8 on Form 10-QSB filed with the SEC on May 20, 2004).
10.9 Business Loan Agreement dated April 25, 2002, between Capitol First Corporation and Boca First Capital, LLLP*
10.10 Mortgage Modification dated September 14, 2004 and Mortgage Agreement dated September 27, 2002, between Capitol First Corporation and Boca First Capital, LLLP*
10.11 Loan Modification and Renewal Agreement dated September 14, 2004 between Capitol First Corporation and Boca First Capital, LLLP*
10.12 Collateral Security Agreement between Capitol Development of Arkansas, Capitol First Corporation and Noble International Investments, Inc. for the $3 million private offering in August 2003 (incorporated by reference to Exhibit 10.3 in the Company's Quarterly Report on Form 10-QSB filed with the SEC on May 20, 2004).
10.13 Collateral Security Agreement between Capitol Development of Arkansas, Capitol First Corporation and Boca First Capitol, LLLP (incorporated by reference to Exhibit 10.4 in the Company's Quarterly Report on Form 10-QSB filed with the SEC on May 20, 2004).
10.14 Mortgage, Security Agreement, Assignment of Rents and Fixture Filing by Capitol Development of Arkansas in favor of Noble International Investments, Inc. (incorporated by reference to Exhibit 10.5 in the Company's Quarterly Report on Form 10-QSB filed with the SEC on May 20,
         2004).
10.15 Real Estate Subordination Agreement between Boca First Capital, LLLP and Noble International Investments, Inc. (incorporated by reference to
         Exhibit 10.11 in the Company's Quarterly Report on Form 10-QSB filed with the SEC on May 20, 2004).
10.16 Form of Note issued to investors in the $3 million private offering in August 2003*
10.17    Employment Agreement between Capitol First Corporation and Ms. Monica
         A. Schreiber (incorporated by reference to Exhibit 10.16 in the Company's Quarterly Report on Form 10-QSB filed with the SEC on May 20,
         2004).
10.18    Capitol First Corporation Code of Ethics incorporated by reference to
         Exhibit 14 contained in the Company's Information Statement filed with the SEC on April 12, 2004.

11       Computation of Earnings per Share (Unaudited)*
21       List of Subsidiaries *
23.1     Consent of Berkovits, Lago & Company, LLP*
23.2     Consent of Baum & Company, P.A.*
31.1     Certification of Acting Chief Executive Officer and President*
31.2     Certification of Chief Financial Officer*
32.1     Certification of Acting Chief Executive Officer and President*
32.2     Certification of  Chief Financial Officer*

-------------
*Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following is a summary of the fees billed to the Company by Berkovits, Lago & Company, LLP for professional services rendered for the fiscal year ended September 30, 2004 as well as fees billed to the Company by Baum & Company, P.A., for the fiscal year ended September 30, 2003:

         FEE CATEGORY                    2004                2003
         ------------                  --------            --------
         Audit Fees                    $ 60,012            $ 28,725
         Audit-Related Fees                  --                  --
         Tax Fees                        18,925               2,950
         All Other Fees                      --                  --
                                       --------            --------
         Total Fees                    $ 78,937            $ 31,675
                                       ========            ========

         Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Berkovits Lago or Baum & Company in connection with statutory and regulatory filings or engagements.

         Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

         Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

         All Other Fees. Consists of fees for products and services other than the services reported above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

         The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                              FINANCIAL STATEMENTS

                   CAPITOL FIRST CORPORATION AND SUBSIDIARIES


Report of Berkovits, Lago & Company, LLP.....................................F-1

Report of Baum & Company, P.A................................................F-2

Consolidated Balance Sheet as of September 30, 2004..........................F-3

Consolidated Statements of Operations for the Years Ended September 30, 2004
          and 2003...........................................................F-4

Consolidated Statements of Changes in Stockholders' Equity...................F-5

Consolidated Statements of Cash Flows for the Years Ended September 30, 2004
         and 2003........................................................... F-7

Notes to Consolidated Financial Statements...................................F-8

                         Berkovits, Lago & Company, LLP
                       8211 West Broward Blvd., Suite 340
                            Ft. Lauderdale, FL 33324


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Capitol First Corporation and Subsidiaries
Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Capitol First Corporation and Subsidiaries as of September 30, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capitol First Corporation and Subsidiaries, as of September 30, 2004, and the results of its operations and cash flows for the year then ended September 30, 2004, in conformity with United States generally accepted accounting principles.



/s/ BERKOVITS, LAGO & COMPANY, LLP


Fort Lauderdale, Florida
December 17, 2004

                              BAUM & COMPANY, P.A.
                          Certified Public Accountants
                        1515 University Drive - Suite 209
                          Coral Springs, Florida 33071


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

Board of Directors and Stockholders
Capitol First Corporation and Subsidiaries
Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Capitol First Corporation and subsidiaries ( formerly Capitol Communities Corporation. ) as of September 30, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Capitol First Corporation and subsidiaries ( formerly Capitol Communities Corporation ) as of September 30, 2003 and the results of its operations and its cash flows for the year ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America..



/s/ BAUM & COMPANY, P.A.


Coral Springs, Florida
December 29, 2003


                   CAPITOL FIRST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2004

Current Assets
  Cash and cash equivalents                                                      $    494,042
  Accrued interest receivable                                                         108,780
  Notes and loans receivable, net of valuation allowance of $54,496                 3,353,008
  Construction in progress                                                          3,164,309
  Other current assets                                                                297,460
                                                                                 ------------
  Total Current Assets                                                              7,417,599
                                                                                 ------------

Property and Equipment
  Furniture and equipment, net of accumulated depreciation of $6,680                   33,298
                                                                                 ------------

Other Assets
  Notes receivable, long term                                                       1,000,000
  Land and real estate holdings                                                     3,551,822
  Deferred tax benefit                                                              1,203,000
  Other long-term assets                                                               48,363
                                                                                 ------------
  Total Other Assets                                                                5,803,185
                                                                                 ------------

Total Assets                                                                     $ 13,254,082
                                                                                 ============
Current Liabilities
  Accounts payable and accrued expenses                                               430,416
  Accrued preferred stock dividends payable                                           217,224
  Current portion of long term debt                                                 2,813,255
                                                                                 ------------
  Total Current Liabilities                                                         3,460,895
                                                                                 ------------

Long Term Debt, net of current portion                                              7,819,229
                                                                                 ------------


Total Liabilities                                                                  11,280,124
                                                                                 ------------
Stockholders' Equity
  Preferred Stock - $0.01 par value, 10,000,000 shares authorized; 4,137,591
   shares issued and outstanding                                                       41,376
  Common Stock - $0.01 par value, 40,000,000 shares authorized; 28,962,634
   shares issued and outstanding                                                      289,626
  Additional paid-in capital                                                        9,751,908
  Preferred stock dividend                                                           (541,502)
  Minority interests                                                                      100
  Accumulated deficit                                                              (7,567,550)
                                                                                 ------------
  Total Stockholders' Equity                                                        1,973,958
                                                                                 ------------

Total Liabilities and Stockholders' Equity                                       $ 13,254,082
                                                                                 ============

   The accompanying notes are an integral part of these financial statements.


                   CAPITOL FIRST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Fiscal Year Ended September 30,
                                                          2004             2003
                                                      ------------     ------------
Revenues
  Sales of real property                              $  3,509,000     $  2,721,933
  Interest income - notes and loans                        418,501           96,427
  Fee income                                               426,689               --
                                                      ------------     ------------
  Total Revenues                                         4,354,190        2,818,360
                                                      ------------     ------------
Cost of Revenue
  Cost of sales - real property                          3,348,653        3,024,559
  Cost of sales - loans                                    389,519               --
                                                      ------------     ------------
  Total Cost of Revenue                                  3,738,172        3,024,559
                                                      ------------     ------------

Gross profit (loss)                                        616,018         (206,199)
                                                      ------------     ------------
Operating Expenses
  General and administrative expenses                      886,943          517,380
  General and admin. expenses - related parties             36,000           99,500
  Financial advisory and consulting fees                   207,186               --
                                                      ------------     ------------
  Total operating expenses                               1,130,129          616,880
                                                      ------------     ------------

Loss from operations                                      (514,111)        (823,079)
                                                      ------------     ------------
Other income and (expense)
  Operations of unconsolidated investments                      --          (75,000)
  Interest income on cash balances                           7,368            1,531
  Interest expense                                        (250,626)        (950,914)
  Interest expense - related parties                      (125,933)        (188,907)
  Gain from extinguishment of debt                         342,124        1,194,710
  Loss on discount of note                                      --          (70,298)
                                                      ------------     ------------
  Total other income and (expense)                         (27,067)         (88,878)
                                                      ------------     ------------

Net loss                                              $   (541,178)    $   (911,957)
                                                      ============     ============
Basic loss per share
Net loss                                              $      (0.02)    $      (0.03)
Weighted average shares outstanding                     30,010,085       29,412,054

   The accompanying notes are an integral part of these financial statements.


                   CAPITOL FIRST CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED SEPTEMBER 30, 2004


                                                                 Common Stock                                          Additional
                                   Preferred Stock        Issued  o/s                         Treasury Stock            Paid-in
                                 Shares        Amount       Shares          Amount         Shares         Amount        Capital
                              -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance at 09/30/03 as
  previously reported           4,137,591   $    41,376    29,290,050    $   292,900      3,629,989    $(4,805,229)   $14,172,886
Adjustment to correct
  shares sent to
  treasury not canceled                --            --        90,300            903             --             --           (903)
Adjustment to correct
  stock contributed to
  Treasury                             --            --       231,704          2,317        231,704       (581,937)       579,620
Common stock issued
  on 11/ 05/03                         --            --     1,000,000         10,000             --             --         70,000
Common stock issued
  on 01/26/04                          --            --        15,000            150             --             --            975
Common stock issued
  on 02/18/04                          --            --       227,273          2,273             --             --         22,727
Common stock issued
  on 02/24/04                          --            --        60,000            600             --             --         13,500
Common stock issued
  on 04/29/04                          --            --        10,000            100             --             --            650
Common stock cancelled
  on 06/23/04                          --            --      (100,000)        (1,000)            --             --          1,000
Preferred Dividends
  accrued as of 9/30/04                --            --            --             --             --             --             --
Treasury shares cancelled
  on 06/23/04                          --            --    (3,861,693)       (38,617)    (3,861,693)     5,387,166     (5,348,547)
Common stock issued on
  07/22/04                             --            --     2,000,000         20,000             --             --        240,000
Net loss for the year ended
  09/30/04                             --            --            --             --             --             --             --
Minority interests                     --            --            --             --             --             --             --
                              -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance at 9/30/04              4,137,591   $    41,376    28,962,634    $   289,626              0    $         0    $ 9,751,908
                              -----------   -----------   -----------    -----------    -----------    -----------    -----------

                             Page 1 of 2-page table

   The accompanying notes are an integral part of these financial statements.


                   CAPITOL FIRST CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED SEPTEMBER 30, 2004

                               Preferred
                                 Stock       Accumulated     Minority
                               Dividends       Deficit       Interests       Total
                              -----------    -----------    -----------   -----------
Balance at 9/30/03 as
  previously reported         $  (323,195)   $(7,026,372)            --   $ 2,352,366
Adjustment to correct
  shares sent to
  Treasury not canceled                --             --             --            --
Adjustment to correct
  stock contributed to
  Treasury                             --             --             --            --
Common stock issued
  on 11/15/03                          --             --             --        80,000
Common stock issued
  on 01/26/04                          --             --             --         1,125
Common stock issued
  on 02/18/04                          --             --             --        25,000
Common stock issued
  on 02/24/04                          --             --             --        14,100
Common stock issued
  on 04/29/04                          --             --             --           750
Common stock cancelled
  on 06/23/04                          --             --             --            --
Preferred Dividends
  Accrued as of 09/30/04         (218,307)            --             --      (218,307)
Treasury shares cancelled
  on 06/23/04                          --             --             --             2
Common stock issued on
  07/22/04                             --             --             --       260,000
Net loss for the year ended
  09/30/04                             --       (541,178)            --      (541,178)
Minority interests                                                  100            100
                              -----------    -----------    -----------   -----------
Balance at 09/30/04           $  (541,502)   $(7,567,550)           100   $ 1,973,958
                              -----------    -----------    -----------   -----------

                             Page 2 of 2-page table

   The accompanying notes are an integral part of these financial statements.


                   CAPITOL FIRST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Fiscal Year Ended September 30,
                                                                                   2004           2003
                                                                               ------------   ------------
Cash flows from operating activities
   Net loss                                                                        (541,178)      (911,957)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                       6,680            738
   Gain on debt extinguishment, net of loss on discounted note                     (342,124)    (1,124,412)

Changes in operating assets and liabilities:
   Accrued interest receivable                                                      (67,349)        42,516
   Other current assets                                                            (147,360)      (187,469)
   Accounts payable and accrued expenses                                            226,725       (408,007)
   Accrued expenses - related parties                                               (10,053)       (40,741)
   Notes and loans receivable                                                    (3,353,008)     1,070,000
   Construction in progress                                                      (3,164,309)            --
   Deposits                                                                          (8,363)            --
                                                                               ------------   ------------
Net cash used in operating activities                                            (7,400,339)    (1,559,332)
                                                                               ------------   ------------
Cash flows from investing activities
   Decrease (increase) in real estate holdings                                      830,686     (3,082,368)
   Decrease in TradeArk Investment                                                       --      2,291,089
   (Purchase) disposal of fixed assets                                              (39,978)         3,703
                                                                               ------------   ------------
Net cash provided by (used in) investing activities                                 790,708       (787,576)
                                                                               ------------   ------------
Cash flows from financing activities
   Issuance of 8% secured promissory notes                                        2,075,000      3,000,000
   Increase in notes payable to related party                                        10,652         39,000
   Issuances and assumptions of notes payable                                     4,272,624      4,121,030
   Payments of notes payable                                                     (2,296,593)    (2,291,837)
   Payment of preferred dividends                                                  (109,386)            --
   Change in accrual of preferred dividends                                         108,303        123,732
   Issuance of common stock                                                         380,975             --
   Minority interests                                                                   100             --
                                                                               ------------   ------------
Net cash provided by financing activities                                         4,441,675      4,991,925
                                                                               ------------   ------------

Net (decrease) increase in cash and cash equivalents                             (2,167,956)     2,645,017
Beginning cash and cash equivalents                                               2,661,998         16,981
                                                                               ------------   ------------

Ending cash                                                                    $    494,042   $  2,661,998
                                                                               ============   ============

Supplemental disclosures of non-cash financing activities
  Preferred stock issued for debt                                              $         --   $    293,893
                                                                               ============   ============
  Common stock issued for forgiveness of note payable                          $    260,000   $         --
                                                                               ============   ============
    Common stock issued for services                                           $    119,850   $     14,000
                                                                               ============   ============
Supplemental disclosures of cash flow information
Interest paid                                                                  $    621,142   $  1,335,046
                                                                               ============   ============

   The accompanying notes are an integral part of these financial statements.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

A. BACKGROUND

Current Fiscal Year Background: The Company changed its name from Capitol Communities Corporation to Capitol First Corporation effective on October 15, 2003, by filing a Certificate of Amendment with the Secretary of State of Nevada.

The Company is in the business of financial lending, acquisition and sales of real property for its own portfolio, consulting on real estate development projects and real estate development through ownership or control of strategic projects. The loans are collateralized by real estate.

In addition to Capitol Development of Arkansas, Inc., formed in 1994, the Company formed in fiscal 2004, seven wholly-owned subsidiaries and one 50% joint development venture for which the Company performs the duties of Manager. These entities are Capitol Development, Inc., a Nevada corporation; Toxaway Development Group, LLC, a North Carolina LLC; Interfund Mortgage Corp., a Florida corporation; Interfund Investment Fund I, LLC, a Florida LLC; Capitol Management, LLC, a Florida LLC; East Greens Development, LLC, a Florida LLC; MW Land Development, LLC, an Arkansas LLC and Philbuilt Development, LLC, a Florida LLC. The results of operations and balance sheets of the wholly-owned subsidiaries and the 50% joint development venture are consolidated in the financial statements of the Company.

The Company considers itself to operate in one segment as of September 30, 2004.

Previous History: The Company was originally incorporated in the State of New York on November 8, 1968 under the name of Century Cinema Corporation. In 1983, the Company merged with a privately owned company, Diagnostic Medical Equipment Corp. and as a result changed its name to that of the acquired company. By 1990, the Company was an inactive publicly held corporation. In 1993, the Company changed its name to AWEC Resources, Inc. On February 11, 1994 the Company formed a wholly owned subsidiary AWEC Development Corp, an Arkansas corporation, which later changed its name to Capitol Development of Arkansas.

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

C. RECLASSIFICATIONS

Certain reclassifications have been made to the September 30, 2003 financial statements to conform to the September 30, 2004 presentation.

D. REAL ESTATE HOLDINGS

Real estate investments are stated at the lower of cost or market. In the event that several properties are acquired in a single transaction, acquisition costs are allocated to respective properties based on available appraisals or other relevant documentation.

E. REVENUE RECOGNITION

Real Property: Revenue is recognized under the accrual method of accounting upon the completed sale of real property held for development and sale. All costs incurred directly or indirectly in acquiring and developing the real property are capitalized.

Interest Income: Interest income is accrued on a simple interest basis according to the terms of the loan, generally on a 365-day year. The Company does not recognize interest income from loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

G. CONCENTRATIONS OF CREDIT RISK

Cash and cash equivalents include cash on hand, cash in banks, and any highly liquid investments with a maturity of three months or less at the time of purchase. The Company and its Subsidiaries maintain cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the cash balances may exceed federally insured limits. We have not experienced any losses in such accounts and we believe the risk related to these deposits is minimal. At September 30, 2004, approximately 32% of the Company's cash was subject to such risk.

The Company participates in loans originated by Transcapital Bank. As of September 30, 2004, approximately 77% of its loans receivable were originated by Transcapital Bank.

The Company borrows funds evidenced by notes payable and mortgages on properties it owns from Transcapital Bank. As of September 30, 2004, approximately 17% of its loans payable were due to Transcapital Bank.

Fair Value of Financial Instruments - The carrying amount of cash, accounts payable and accrued liabilities reported on the balance sheet are estimated by management to approximate fair value.

H. EARNINGS/LOSS PER SHARE

Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding as of the year-to-date. The number of shares used for the fiscal year ended September 30, 2004 and 2003 were 30,010,085 and 29,412,054, respectively.

I. VALUATION ALLOWANCE

We determined a loan delinquency rate based on industry averages published by the Mortgage Bankers Association at the time lending operations began. The loan delinquency rate is applied to all loans receivable on a pro-rata basis. An allowance is not provided for construction in progress as these projects are currently owned or controlled by the Company. Additionally, the loan delinquency rate is not applied to loans that are highly collateralized. The allowance is reviewed on a quarterly basis and adjusted when necessary based on the Company's collection experience.

The Company received notification on May 14, 2004, of default on one of the collateral properties securing one of its second mortgage loans receivable in the amount of $525,000. The Company's $525,000 loan receivable is secured by other properties in addition to its share in the defaulted property. The debtor is working to refinance the defaulted property.

J. INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards 109 "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES - (Continued)

K.  STOCK COMPENSATION

We account for stock-based compensation under the fair value method which values stock compensation at the market price of the stock on the grant date. Under this method, compensation expense recorded for the fiscal year ended September 30, 2004 was $25,075.

L. NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The adoption of FIN 46 and FIN 46R did not have a material impact on our financial statements.

In March 2004, the FASB ratified the recognition and measurement guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The recognition and measurement guidance was to be applied to other-than-temporary impairment evaluations in our annual reporting period ending September 30, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. We continue to assess the potential impact that the adoption of the proposed FSP could have on our financial statements.

In July 2004, the FASB ratified Emerging Issues Task Force (EITF) consensus on Issue No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, which provides guidance regarding application of the equity method of accounting to investments other than common stock. EITF Issue No. 02-14 was effective beginning with our fiscal year ended September 30, 2004. The adoption of EITF Issue No. 02-14 did not have a material impact on our financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

On July 17, 2002, Boca First Capital, LLLP, a Florida limited liability limited partnership acquired control of Capitol First Corporation in an exchange of 16 million shares of common stock of the Company held by the Company's former president, and Prescott Investments, L.P., a Nevada limited partnership beneficially owned by the Company's former president, for a combined 33% interest in Boca First Capital, LLLP. The Company entered into a Business Loan Agreement with Boca First Capital LLLP dated April 26, 2002 to borrow up to the sum of $3,000,000 from Boca First Capital, LLLP. On September 27, 2002, the line of credit was increased from $3,000,000 to $4,000,000.

The Company has drawn $1,265,652 as of September 30, 2004, on its $4,000,000 credit line from Boca First Capital, LLLP. The line of credit is evidenced by a promissory note secured by all of the assets of the Company and its wholly-owned subsidiaries, including second or third security interests in all notes and loans receivable generated in the Company's lending operations. The Boca First Credit Line had an initial maturity date of November 1, 2004, and an initial interest rate of ten percent (10%) per annum adjustable quarterly to a rate equal to the greater of ten percent per annum or one percent (1%) above the prime rate in effect on that date.

Due to the June 22, 2004, closing of the sale of 38.5 acres of commercial property known as Tract D located in Maumelle, Arkansas, a portion of the collateral available to Boca First Capital, LLLP was converted to cash. On June 23, 2004, the Board of Directors authorized management to renew the Boca First Credit Line and substitute its collateral in Tract D for cash and subsequent land purchases. As of September 30, 2004, there is sufficient collateral to satisfy the Boca First Credit Line. The renewal extended the expiration date to November 1, 2007, under the same terms and conditions and includes a renewal fee of 2 1/2 points on the $4,000,000 maximum line of credit or $100,000 in cash. The current interest rate continues at 10% per annum.

Commencing in September, 2002, the Company entered into an informal agreement with its Acting Chief Executive Officer for consulting services. The monthly fee is $2,500. In addition, the Company agreed to pay the Acting Chief Executive Officer a commission on loans he initiates. These consulting fees and commissions are in lieu of salary. As of September 30, 2004, the Acting Chief Executive Officer received $30,000 in consulting fees and $103,287 in sales commissions.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 2 - RELATED PARTY TRANSACTIONS - Continued

The Company had an employment agreement with Mr. Michael G. Todd, its former President and former Chairman of the Board of Directors. Compensation under the agreement was reduced to zero as of September 27, 2002 and the employment agreement was effectively canceled upon Mr. Todd's resignation as President in January, 2004.

During the fiscal year ended September 30, 2004, the Company paid approximately $401,518 in gross mortgage broker, consulting and/or development fees to beneficial owners of the Company. Approximately 40% of the gross fees were distributed by the beneficial owners to other mortgage brokers, professionals and consultants and to other vendors for costs. The Board of Directors have approved the payment of fees to related parties if disclosed and negotiated by the Board and if they are consistent with industry standards or agreed to by the Board at the time a deal is accepted. All such fees will be netted from the Company's revenue. These fees are paid for work including acquisition, development, financing, management and personal guarantees related to various projects. The related parties are entities owned by the beneficial owner of a controlling shareholder and the Acting Chief Executive Officer of the Company.

Stone Financial Group, LLC, a 6.9% owner of the Company's common stock, invested a total of $600,000 in loan participations and sub-participations during the fiscal year ended September 30, 2004.

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


CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 3 - NOTES AND LOANS RECEIVABLE

Notes and loans receivable consist of the following:

Notes Receivable, secured by a mortgage to certain property in Maumelle,
Arkansas and is junior to senior mortgages from Great Southern Bank.  The note bears interest at a rate of 5.75% with interest payments due annually.
Principal is due January 10, 2006                                                        $ 1,000,000

Loans Receivable, secured by mortgages to single family lots in southwest
Florida.  These are participations in construction loans originated by
Transcapital Bank.  The loans bear interest at a rate of 8% with interest only
payments due monthly.  Principal is due at maturity.  Loan term is one year                  752,963

Loan Receivable, secured by mortgage to a 20-acre parcel under development into 40 single family lots in southwest Florida.  This loan was assigned to Transcapital
Bank.  The loan bears interest at a rate of 12.5% with interest only payments due monthly.  Principal is due at maturity.  Original maturity 11/1/04, loan was
extended for one year subsequent to September 30, 2004                                       553,000

Loan Receivable, secured by first and second mortgages to several properties in
Arkansas.  The loan bears interest at a rate of 18.0% with interest only payments due monthly.  Principal is due at maturity.  Original maturity 10/15/04, loan is
in default.  Principal paydown of $80,000 was received on October 28, 2004                   525,000

Loan Receivable. This is a bridge loan extended to a construction company for the purchase of lots in southwest Florida. The loan was unsecured as of
September 30, 2004. The loan bears interest at a rate of 12.0% with interest only payments due monthly. Principal is received as lots are mortgaged or sold by the construction company. A principal paydown of $389,215 was received on
November 9, 2004                                                                             413,744

Loan Receivable, secured by a mortgage to a lot in southwest Florida.  This is a participation in a condominium construction loan originated by Transcapital Bank
The loans bear interest at a rate of 8% with interest only payments due monthly
Principal is due at maturity.  Loan matures in July, 2005                                    403,336

Loans Receivable, various, secured by first and second mortgages to property located primarily in southwest Florida.  The loans bear interest at rates ranging
from 8% to 16% and have terms ranging from a few months to one year                          759,461
                                                                                         -----------

                                                                                           4,407,504
                                                                                         -----------

Less valuation allowance                                                                     (54,496)

Total Note Obligations                                                                     4,353,008
Less: Short-term Maturities                                                                3,353,008
                                                                                         -----------
Long-term Maturities                                                                     $ 1,000,000
                                                                                         ===========


CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 4 - CONSTRUCTION IN PROGESS

Construction in progress consists of the following:

Toxaway Development Group, LLC - Construction of 6 condominium units in Toxaway
Falls, NC.  Sales of completed units commenced in October, 2004                          $ 1,619,944

Philbuilt Development, LLC - Construction of a single-family home on a lot in
Lighthouse Point, Florida. 50% complete as of September 30, 2004.  Completion and
sale anticipated in Spring, 2005                                                             780,873

Capitol Development, Inc. - Construction of 13 single family homes on individual lots in southwest Florida.  5 of the 13 homes were nearing completion as of
September 30, 2004                                                                           664,907

Capitol Development, Inc. - Lot purchased for the construction of 18 condominium units in southwest Florida.  Commencement of construction anticipated in Spring,
2005                                                                                          98,585
                                                                                         -----------
Total Construction in Progress                                                           $ 3,164,309
                                                                                         ===========


CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 5 - LONG TERM DEBT

Long term debt consists of the following:

Unsecured note, interest 10.90%                                                          $   119,208

Note Payable - Boca First Capital, LLLP (Related Party) Secured Line of Credit
The Boca Credit Line matures on November 1, 2007, and bears an initial interest rate of ten percent (10%) per annum and will, on a quarterly basis, adjust to a rate which is equal to the greater of ten percent per annum or one percent (1%)
above the prime rate, in effect on that date. The Boca Note is secured by a subordinated mortgage on the remaining 696 acres of the Maumelle Property; 1,000 shares of common stock of the Operating Subsidiary; and a $1,000,000 note receivable with a maturity date of January 10, 2006 and an annual rate of interest
of 5.75%                                                                                   1,265,652

Note Payable - Transcapital
Mortgages secured by real property located in Florida, primarily in Lee and
Broward counties.  The notes bear interest at rates ranging from 6.75% to 8% and
mature in one to three years                                                               1,813,775

Note Payable - Coral Capital, LLC
This payable is a result of a joint venture agreement between the development subsidiary and Coral Capital, LLC, an unrelated party.  Funds were borrowed from
Coral Capital to purchase lots in Southwest Florida, in order to acquire lot inventory to be used the Builder program.  The note bears no interest and is payable when individual lots are sold.  If the lots are developed, Coral Capital
will receive a portion of the profits                                                        892,849

Notes Payable - Secured participations and sub-participations. During the fiscal year ended September, 2004, the Company issued $866,000 in participations and sub-participations related to various loans and secured by real and personal
property. Terms vary from 12 to 24 months and rates vary from 10% - 12.5%                    866,000

Notes Payable - Secured participations and sub-participations (related party)
During the fiscal year ended September, 2004, the Company issued $600,000 in participations and sub-participations related to various loans and secured by
real and personal property.  Terms vary up to 12 months and rate is 12.0%                    600,000

Notes Payable - Secured
In September, 2003, the Company issued $3,000,000 in secured promissory notes pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission
The notes bear interest at a rate of 8% per annum and are secured by 206 acres
of land.  The notes mature in September, 2006                                              3,000,000

Notes Payable - Secured
From March through September, 2004, the Company issued $2,075,000 in secured promissory notes pursuant to Rule 506 of Regulation D of the Securities and
Exchange Commission.  The notes bear interest at a rate of 8% per annum and noteholders may earn a success fee up to 12%, according to a formula to be calculated at maturity.  The notes are secured by all the assets of Interfund
Investment Fund I, LLC, a wholly-owned subsidiary.  The notes mature in October,
2007                                                                                       2,075,000
                                                                                         -----------

Total                                                                                    $10,632,484
                                                                                         ===========

Less: Current Portion                                                                    $ 2,813,255
                                                                                         -----------

Long-term                                                                                $ 7,819,229
                                                                                         ===========

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 5 - NOTES PAYABLE - Continued

As of September 30, 2004, maturities on the long-term note obligations are as follows:
2005                                                       $  2,813,255
2006                                                          4,149,702
2007                                                          2,399,750
2008                                                          1,269,777
                                                           ------------
                                                           $ 10,632,484
                                                           ============

Total interest expense was as follows:

     Fiscal year ended September 30,

          2004           2003
          ----           ----
        $766,078      $1,139,821

     Capitalized interest was as follows:

          2004           2003
          ----           ----
        $118,794          -0-

NOTE 6 - CANCELLATION OF DEBT

During the fiscal year ended September 30, 2004, $262,624 principal and accrued interest relating to unsecured promissory notes was written off pursuant to advisement by legal counsel that the statute of limitations on these notes had expired. Attempts by the Company to contact these creditors were made prior to the expiration of the statute of limitations. This was offset by a $20,500 correction of a carrying value error.

NOTE 7 - CAPITAL TRANSACTIONS

During the first quarter ended December 31, 2003, the Company's management discovered and corrected an error in the number of outstanding common and treasury stock. A total of 322,004 shares were shown in prior years as being sent to Treasury; however, it was discovered that those shares were not actually cancelled. Correcting entries were made in the capital section to the carrying value of additional paid-in capital and treasury stock. The net effect of the error correction was zero. All Treasury shares were permanently cancelled in June, 2004, in order to remove the Treasury shares, which arose primarily in 1999 as a result of a Plan and Agreement for Corporate Separation. All corrections and other equity transactions are shown in the Consolidated Statement of Changes in Stockholder's Equity.

On November 5, 2003, the Company issued 1,000,000 shares of restricted common stock to Noble International Investments, Inc., in consideration of consulting services to be performed over a six-month period. The stock provides registration rights to Noble if and when the Company registers additional securities with the Securities and Exchange Commission.

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

On July 22, 2004, the Company issued 2,000,000 shares of restricted common stock as part of a settlement agreement and mutual release for a $580,000 note payable. As a result of this transactions, a $100,000 gain on extinguishment of debt was recognized.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 8 - NON-QUALIFIED EMPLOYEE STOCK OPTION PLAN

The Company has a non qualified Stock Option Plan under which directors, officers, key consultants and other persons employed by the Company may be granted options to purchase shares of the Company's authorized but unissued or reacquired common stock. The maximum number of shares available for issuance under the Plan is 3,000,000 shares. As of September 30, 2004 the maximum number of shares available for future grants under the Plan is 300,000 shares. Under the plan the option exercise price shall not be less than the fair market value of the stock. Options currently expire no later than 10 years from the grant date. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:

                                                              Weighted Average
                                         Number of Options     Exercise Price

Outstanding at September 30, 2003                   0               0.00
Granted                                        25,000              0.075
Exercised                                      25,000               0.00
Cancelled                                           0               0.00
Outstanding at September 30, 2004                   0               0.00

Compensation expense recorded under the non-qualified plan for the fiscal year ended September 30, 2004 was $1,875.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company executed a 31 month lease for its office facility in Boca Raton in November 2003. Minimum annual lease payments as of September 30, 2004, are as follows:

          2005      29,650
          2006      12,780

During the quarter ended March 31, 2004 the Company's wholly-owned subsidiary, Interfund Investment Fund I, LLC, executed a letter agreement with Noble International Investments, Inc., with an effective date of November 23, 2003. The letter agreement sets forth the understandings between the parties regarding placement agent fees, non-accountable expenses and shares of common stock to be issued upon completion of a minimum of $3,000,000 of an $8,000,000 maximum offering. Under the agreement, placement fees of $180,000 in cash, non-accountable expenses of $25,000 in cash and 2,500,000 shares of restricted common stock shall be paid or granted to Noble upon placement of the first $3,000,000 of the offering. Fees of $111,000 were paid to Noble as of September 30, 2004.

NOTE 10 - INCOME TAXES

At September 30, 2004, the Company has a U.S. federal net operating loss carryforward of approximately $9,900,000. This carryforward expires in the years 2009 through 2022. The amount available to be used in any given year will be limited by operation of certain provisions of the Internal Revenue Code. The Company also has U.S. state net operating loss carryforwards available, the utilization of which will be similarly limited. The Company has established a valuation allowance with respect to these federal and state carryforwards.

A deferred tax asset was recognized in 2002 based on the anticipation of future profitable operations for the years subsequent to 2002. Maintaining the deferred asset is justified because of our unrealized gains on our land holdings, which are substantiated by appraisals. Due to the operating losses incurred during the fiscal years ended September 30, 2003 and September 30, 2004, we deemed it conservative not to recognize any additional tax asset.

Deferred tax assets:
         Net operating loss carryforwards.......................   $3,370,000
                                                                   ----------
Total deferred tax assets.......................................    3,370,000
                                                                   ----------

Net future income tax benefit...................................    3,370,000
Valuation allowance for net deferred tax assets.................   (2,167,000)
                                                                   ----------
Net deferred tax assets.........................................   $1,203,000
                                                                   ==========

The reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory rate to net loss is as follows:

Tax benefit at U.S. statutory rate..............................   $ (184,000)
State income taxes, net of federal benefits.....................      (16,000)
Valuation allowance.............................................      200,000
                                                                   ----------
Total...........................................................   $       -0-
                                                                   ==========

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 11 - LEGAL PROCEEDINGS

The Company is a defendant in a shareholder derivative action entitled Dr. Christopher Brown vs. Capitol First Corporation f/k/a Capitol Communities Corp., Prescott Investments, LP, Michael Todd and Edward Durante a/k/a Ed Simmons, filed in the Superior Court in Mecklenburg County, North Carolina (Docket No. 04-CVS-14076) on August 4, 2004. The suit seeks relief for securities fraud in violation of North Carolina General Statute #78A-8 and 78A-12, breach of fiduciary duty and negligence, civil conspiracy, unfair and deceptive trade practices, punitive damages and seeks a jury trial. Michael Todd, the Company's former president and former chairman of the Board of the Company, and his affiliate, Prescott Investments, LP are also defendants in this suit.

The suit alleges, among other things, that in 2001, Mr. Todd, either individually or on behalf of Prescott, had several million shares of the Company's stock issued in the names of various individuals and businesses in order to create a perceived trading market for the Company's stock thereby artificially increasing the stock price and induced the plaintiff to purchase the Company's stock in an alleged scheme to defraud the market place and potential investors in violation of the North Carolina securities fraud statutes and in breach of fiduciary duties owed to the plaintiff. The requests for relief names "an amount in excess of $10,000" for four causes of action for a total amount in excess of $40,000, plus punitive damages, the cost of the actions and reasonable attorney's fees.

On September 13, 2004, our legal counsel filed a Notice of Removal in the United States District Court, Western Division of North Carolina seeking to remove the case from the state court to the Federal Court.

On September 20, 2004, our legal counsel filed a Motion to Dismiss the Complaint in the state court for lack of personal jurisdiction over Capitol First Corporation and failure to state a claim.

On or about October 18, 2004, the plaintiff, Dr. Christopher Brown, filed a First Amended Complaint in the state court to add federal securities claims to the state action, including counts for securities fraud, failure to register securities, a federal RICO claim and various state law and common law claims.

On November 10, 2004, our legal counsel filed a Motion to Dismiss all counts of the amended complaint. The motion is not yet ready for disposition, as opposition to it is not yet due.

On December 8, 2004, the plaintiff filed a Memorandum of Law in opposition to our Motion to Dismiss. The Company answered this filing on December 22, 2004.

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

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 11 - LEGAL PROCEEDINGS - Continued

The Company has a promissory note in the amount of $525,000 which is partially secured by the real property in the above suit. The $525,000 note receivable was due in full on October 15, 2004. The Company received a principal paydown of $80,000 and $20,000 toward reimbursement of its legal expenses on October 28, 2004. The Company has filed a cross-complaint, counter-complaint and third party complaint suing on the note and all the collateral and alleges that the filing of foreclosure by the first mortgage holder is an event of default. The $525,000 note receivable is secured by other properties in addition to its share in the defaulted property. Management believes that in addition to the collateral in the defaulted property, there is sufficient equity in the other collateral to secure its investment.

The Company is not involved in any other litigation, other than those actions arising from the normal course of business which management does not believe will have a material effect on the Company's operations.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to the Company's fiscal year ended September 30, 2004, the Company, through its wholly-owned subsidiaries, Interfund Mortgage Corp. and Interfund Investment Fund I, LLC, made secured short-term loans to existing borrowers of approximately $67,640 which was offset by loan participation reductions of approximately $188,500. On December 9, 2004, the company received a principal paydown of $389,215 from one of its borrowers. Through its wholly-owned subsidiary, Capitol Development, Inc., the Company purchased land, primarily single-family lots in southwest Florida, for approximately $429,000.

At a Board of Director's meeting on October 7, 2004, the Board resolved to accrue, but not pay, a dividend on the Company's preferred stock, Series A, for the six months ending October 31, 2004. The six month dividend amount is $108,612 and accrued dividends in arrears as of September 30, 2004, were $217,224.

As of September 30, 2004, the Company's wholly owned subsidiary, Toxaway Development Group, LLC ("Toxaway") had completed construction of six condominium units located in Toxaway Falls, North Carolina. As of the date of this report, three of the six units were sold for an aggregate amount of $877,150. A contract to purchase for $313,500 has been accepted on a fourth unit and the remaining two units are listed with an unaffiliated real estate agent.

On October 21, the Company's wholly-owned subsidiary, Capitol Development of Arkansas, Inc. entered into a project development agreement with The Hathaway Group, based in Little Rock, Arkansas, for the preliminary development of a 250 acre tract, known as Tract A, located in the master planned community of Maumelle, Arkansas and currently zoned for residential, multifamily and commercial use. The Hathaway Group will assess and analyze the site development options for Tract A and prepare a site plan to be submitted for approval to the City of Maumelle. Should the Company decide to develop the site, The Hathaway Group will coordinate and manage site development activities such as construction of boundary street improvement, on-site streets and utility line extensions to create lots for sale to residential or commercial developers.

Proceeds of Interfund Investment Fund I, LLC's, offering of 8% secured promissory notes were $2,075,000 as of September 30, 2004 and $2,150,000 as of the date of this report. This offering was closed to additional investors as of October 4, 2004.

                                   SIGNATURES

         In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CAPITOL FIRST CORPORATION

Date: December 29, 2004                By: /s/ ASHLEY B. BLOOM
                                           ------------------------------------
                                           Ashley B. Bloom
                                           Acting Chief Executive Officer
                                           and President
                                           (Principal Executive Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                    Capacity                          Date
---------                    --------                          ----

/s/ ASHLEY BLOOM             Acting Chief Executive Officer,   December 29, 2004
------------------------     President and Director
Ashley Bloom                 (Principal Executive Officer)

/s/ MONICA SCHREIBER         Chief Financial Officer           December 29, 2004
------------------------     (Principal Financial and
Monica Schreiber             Accounting Officer)

/s/ DONALD LE GAULT          Director                          December 29, 2004
------------------------
Donald Le Gault

/s/ HARVEY JUDKOWITZ         Director                          December 29, 2004
------------------------
Harvey Judkowitz

/s/ MICHAEL MERLOB           Director                          December 29, 2004
------------------------
Michael Merlob

                               INDEX TO EXHIBITS

3.1 Articles of Incorporation of Capitol First Corporation, formerly known as Capitol Communities, filed with the Nevada Secretary of State on August 21, 1995 (incorporated by reference to an exhibit filed with the Company's Report on Form 10-SB filed with the SEC on September 16,
         1996).
3.2 Amendment to Articles of Incorporation of Capitol First Corporation filed with the Nevada Secretary of State on February 6, 1996 (incorporated by reference to an exhibit filed with the Company's Report on Form 10-SB filed with the SEC on September 16, 1996).
3.3 Amendment to Articles of Incorporation filed with the Nevada Secretary of State on October 15, 2003 (incorporated by reference to Exhibit 3.3 in the Company's Annual Report on Form 10-KSB that was filed with the SEC on January 13, 2004).
3.4 Bylaws (incorporated by reference to an exhibit filed with the Company's Report on Form 10-SB filed with the SEC on September 16,
         1996).
10.1 Employee Stock Option Plan (incorporated by reference to Exhibit 4 filed with the Company's Report on Form S-8 filed with the SEC on March 6, 2002).
10.2 Note, Mortgage and Security Agreement dated September 15, 2004 between Capitol Development, Inc. and Transcapital Bank*
10.3 Operating Agreement of Philbuilt Development, LLC by and between CDI, Phil St. Louis, and the David L. Raucher Revocable Trust *
10.4 Collateral Security Agreement between Capitol Development of Arkansas, Capitol First Corporation and Noble International Investments (incorporated by reference to Exhibit 10.3 on Form 10-QSB filed with the SEC on May 20, 2004) in the $3 million offering of August 2003.
10.5 Placement Agent Agreement between Capitol First Corporation (f/k/a Capitol Communities Corporation), Capitol Development of Arkansas and Noble International Investments, Inc. (incorporated by reference to
         Exhibit 10.2 on Form 10-QSB filed with the SEC on May 20, 2004) in the $3 million offering of August 2003.
10.6 Collateral Agency Agreement dated as of February 5, 2004 by and among Interfund Investment Fund, Inc. and each of the investors who purchased notes in the up to $8 million private offering (incorporated by reference to Exhibit 10.9 on Form 10-QSB filed with the SEC on May 20,
         2004).
10.7 Form of Note issued to investors in the $8 million private offering (incorporated by reference to Exhibit 10.7 on Form 10-QSB filed with the SEC on May 20, 2004).

10.8 Form of Security Agreement issued to investors in the $8 million private offering (incorporated by reference to Exhibit 10.8 on Form 10-QSB filed with the SEC on May 20, 2004).
10.9 Business Loan Agreement dated April 25, 2002, between Capitol First Corporation and Boca First Capital, LLLP*
10.10 Mortgage Modification dated September 14, 2004 and Mortgage Agreement dated September 27, 2002, between Capitol First Corporation and Boca First Capital, LLLP*
10.11 Loan Modification and Renewal Agreement dated September 14, 2004 between Capitol First Corporation and Boca First Capital, LLLP*
10.12 Collateral Security Agreement between Capitol Development of Arkansas, Capitol First Corporation and Noble International Investments, Inc. for the $3 million private offering in August 2003 (incorporated by reference to Exhibit 10.3 in the Company's Quarterly Report on Form 10-QSB filed with the SEC on May 20, 2004).
10.13 Collateral Security Agreement between Capitol Development of Arkansas, Capitol First Corporation and Boca First Capitol, LLLP (incorporated by reference to Exhibit 10.4 in the Company's Quarterly Report on Form 10-QSB filed with the SEC on May 20, 2004).
10.14 Mortgage, Security Agreement, Assignment of Rents and Fixture Filing by Capitol Development of Arkansas in favor of Noble International Investments, Inc. (incorporated by reference to Exhibit 10.5 in the Company's Quarterly Report on Form 10-QSB filed with the SEC on May 20,
         2004).
10.15 Real Estate Subordination Agreement between Boca First Capital, LLLP and Noble International Investments, Inc. (incorporated by reference to
         Exhibit 10.11 in the Company's Quarterly Report on Form 10-QSB filed with the SEC on May 20, 2004).
10.16 Form of Note issued to investors in the $3 million private offering in August 2003*
10.17    Employment Agreement between Capitol First Corporation and Ms. Monica
         A. Schreiber (incorporated by reference to Exhibit 10.16 in the Company's Quarterly Report on Form 10-QSB filed with the SEC on May 20,
         2004).
10.18    Capitol First Corporation Code of Ethics incorporated by reference to
         Exhibit 14 contained in the Company's Information Statement filed with the SEC on April 12, 2004.

11       Computation of Earnings per Share (Unaudited)*
21       List of Subsidiaries *
23.1     Consent of Berkovits, Lago & Company, LLP*
23.2     Consent of Baum & Company, P.A.*
31.1     Certification of Acting Chief Executive Officer and President*
31.2     Certification of Chief Financial Officer*
32.1     Certification of Acting Chief Executive Officer and President*
32.2     Certification of  Chief Financial Officer*

-------------
*Filed herewith