Form 10QSB
period 2004-12-31
CAPITOL FIRST CORP
filed 2005-02-14
CIK 915636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2004

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
[X] YES [ ] NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock ($.01 Par Value)     28,962,634
     (Title of Class)                  Shares Outstanding as of February 4, 2005

          Transitional Small Business Disclosure Format: [ ] YES [X] NO

                            CAPITAL FIRST CORPORATION


                                      INDEX

                         Part I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements                                              Page
                                                                           ----

         Consolidated Balance Sheet - December 31, 2004 (unaudited)        F-1

         Consolidated Statements of Operations (unaudited) - Three
         Months Ended December 31, 2004 and 2003                           F-2

         Consolidated Statement of Changes in Stockholders' Equity -
         Three Months Ended December 31, 2004                              F-3

         Consolidated Statements of Cash Flows - Three Months Ended
         December 31, 2004 and 2003                                        F-4

         Notes to Consolidated Financial Statements                        F-5

ITEM 2.  Management's Discussion and Analysis or Plan of Operation         3

ITEM 4.  Controls and Procedures                                           7


                           Part II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                 8

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds       9

ITEM 3.  Defaults Upon Senior Securities                                   9

ITEM 4.  Submission of Matter to a Vote of Security Holders                9

ITEM 5.  Other Information                                                 10

ITEM 6.  Exhibits                                                          10

Signatures                                                                 10

Certifications                                                             13-16

                          CAPITOL FIRST CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET (Unaudited)
                                    AS OF DECEMBER 31, 2004

Current Assets
     Cash and cash equivalents                                                    $    374,495
     Accrued interest receivable                                                       116,160
     Notes and loans receivable, net of valuation allowance of $70,869               3,335,408
     Real estate held for sale                                                         780,871
     Construction in progress                                                        2,843,212
     Other current assets                                                              334,609
                                                                                  ------------
     Total Current Assets                                                            7,784,755
                                                                                  ------------

Property and Equipment
     Furniture and equipment, net of accumulated depreciation of $8,678                 31,300
                                                                                  ------------

Other Assets
     Notes receivable, long term                                                     1,000,000
     Land and real estate holdings                                                   3,988,471
     Deferred tax benefit                                                            1,203,000
     Other long-term assets                                                             48,363
                                                                                  ------------
     Total Other Assets                                                              6,239,834
                                                                                  ------------

Total Assets                                                                      $ 14,055,889
                                                                                  ============

Current Liabilities
     Accounts payable and accrued expenses                                             320,768
     Accrued preferred stock dividends payable                                         271,530
     Current portion of long term debt                                               4,737,122
                                                                                  ------------
     Total Current Liabilities                                                       5,329,420
                                                                                  ------------

Long Term Debt, net of current portion                                               6,867,112
                                                                                  ------------
Total Liabilities                                                                   12,196,532
                                                                                  ------------

Stockholders' Equity
     Preferred Stock - $0.01 par value, 10,000,000 shares authorized; 4,137,591
        shares issued and outstanding                                                   41,376
     Common Stock - $0.01 par value, 40,000,000 shares authorized; 28,962,634
        shares issued and outstanding                                                  289,626
     Additional paid-in capital                                                      9,751,908
     Preferred stock dividends                                                        (595,808)
     Minority interests                                                                    100
     Accumulated deficit                                                            (7,627,845)
                                                                                  ------------
     Total Stockholders' Equity                                                      1,859,357
                                                                                  ------------

Total Liabilities and Stockholders' Equity                                        $ 14,055,889
                                                                                  ============

   The accompanying notes are an integral part of these financial statements.

                        CAPITOL FIRST CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                              Quarter Ended December 31,
                                                             ----------------------------
                                                                 2004            2003
                                                             ------------    ------------
Revenues
     Sales of land and developed properties                  $  1,217,417    $         --
     Interest income - notes and loans                            146,663          41,682
     Fee income                                                   121,489             610
                                                             ------------    ------------
     Total Revenues                                             1,485,569          42,292
                                                             ------------    ------------

Cost of Revenue
     Cost of sales - land and developed properties           $  1,125,838              --
     Cost of sales - loans                                        140,884          52,414
                                                             ------------    ------------
      Total Cost of Revenue                                     1,266,722          52,414
                                                             ------------    ------------

Gross profit (loss)                                               218,847         (10,122)
                                                             ------------    ------------

Operating Expenses
     General and administrative expenses                          246,693         139,061
     General and administrative expenses - related parties          7,500          13,500
     Financial advisory and consulting fees                        24,250         145,000
                                                             ------------    ------------
     Total operating expenses                                     278,443         297,561
                                                             ------------    ------------

Net loss from operations                                          (59,596)       (307,683)
                                                             ------------    ------------

Other income and (expense)
     Interest income on cash balances                                 388           5,658
     Interest expense                                             (54,491)       (125,055)
     Gain (loss) from extinguishment of debt                       53,404         (25,000)
                                                             ------------    ------------
     Total other income and (expense)                                (699)       (144,397)
                                                             ------------    ------------

Net loss                                                     $    (60,295)   $   (452,080)
                                                             ============    ============

Basic loss per share
     Net loss                                                $     (0.002)   $     (0.015)
Weighted average shares outstanding                            28,962,634      30,220,750

   The accompanying notes are an integral part of these financial statements.

                   CAPITOL FIRST CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                     FOR THE QUARTER ENDED DECEMBER 31, 2004


                                                            Common Stock
                                Preferred Stock                                Additional
                                                      Issued o/s                Paid-in
                             Shares        Amount      Shares        Amount     Capital
                         ----------------------------------------------------------------
Balance at 09/30/04         4,137,591       41,376   28,962,634      289,626    9,751,908
Preferred Dividends
  accrued as of 12/31/04           --           --           --           --           --
Net loss for the period
  ended 12/31/04                   --           --           --           --           --
Minority interests                 --           --           --           --           --
                         ----------------------------------------------------------------
Balance at 12/31/04         4,137,591       41,376   28,962,634      289,626    9,751,908
                         ----------------------------------------------------------------

                                 Part 1 of table






                               Preferred     Accumulated    Membership
                            Stock Dividends    Deficit       Interests       Total
                           -----------------------------------------------------------
Balance at 09/30/04            (541,502)     (7,567,550)            100   $  1,973,958
Preferred Dividends
  accrued as of 12/31/04        (54,306)             --              --        (54,306)
Net loss for the period
  ended 12/31/04                     --         (60,295)             --        (60,295)
Minority interests
                           -----------------------------------------------------------
Balance at 12/31/04            (595,808)     (7,627,845)            100   $  1,859,357
                           -----------------------------------------------------------

                                 Part 2 of table


   The accompanying notes are an integral part of these financial statements.

                   CAPITOL FIRST CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                    Quarter Ended December 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
Cash flows from operating activities
     Net loss                                      $    (60,295)   $   (452,080)

Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation                                         1,998           1,475
     (Gain) loss on debt extinguishment                 (53,404)         25,000

Changes in operating assets and liabilities:
     Accrued interest receivable                         (7,380)        (15,962)
     Other current assets                               (37,149)       (108,120)
     Accounts payable and accrued expenses              (91,244)        201,551
     Accrued expenses - related parties                      --           2,490
     Notes and loans receivable                          17,600      (1,131,710)
     Construction in progress                           321,097        (698,325)
     Real estate held for sale                         (780,871)             --
     Deposits                                                --          (8,363)
                                                   ------------    ------------
Net cash used in operating activities                  (689,648)     (2,184,044)
                                                   ------------    ------------

Cash flows from investing activities
     Increase in real estate holdings                  (436,649)             --
     Purchase of fixed assets                                --         (29,500)
                                                   ------------    ------------
Net used in investing activities                       (436,649)        (29,500)
                                                   ------------    ------------

Cash flows from financing activities
     Issuance of 8% secured promissory notes             75,000              --
     Decrease in notes payable to related party         (40,691)        (10,000)
     Issuances of notes payable                       1,059,571         906,000
     Payments of notes payable                          (87,130)        (13,190)
     Payment of preferred dividends                          --        (109,386)
     Issuance of common stock                                --          80,000
     Minority interests                                      --             100
                                                   ------------    ------------
Net cash provided by financing activities             1,006,750         853,524
                                                   ------------    ------------

Net decrease in cash and cash equivalents              (119,547)     (1,360,020)
Beginning cash and cash equivalents                     494,042       2,661,998
                                                   ------------    ------------

Ending cash                                        $    374,495    $  1,301,978
                                                   ------------    ------------


Schedule of non-cash financing activities
    Common stock issued for services               $         --    $     80,000
                                                   ============    ============

Supplemental information:
Interest paid                                      $    206,953    $    162,822
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES

A. BACKGROUND

The Company is in the business of financial lending collateralized by real estate, acquisition and sales of real property for its own portfolio, real estate development through ownership or control of strategic projects and consulting on real estate development projects.

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

As of December 31, 2004, the Company considers itself to operate in three segments: (1) real estate acquisition, sales and development, (2) financial lending and (3) consulting on real estate development projects.

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

C. RECLASSIFICATIONS
Certain reclassifications have been made to the December 31, 2003 financial statements to conform to the December 31, 2004 presentation.

D. REAL ESTATE HOLDINGS
Real estate investments are stated at the lower of cost or market. In the event that several properties are acquired in a single transaction, acquisition costs are allocated to respective properties based on available appraisals or other relevant documentation.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

G. CONCENTRATIONS OF CREDIT RISK
Cash and cash equivalents include cash on hand, cash in banks, and any highly liquid investments with a maturity of three months or less at the time of purchase. The Company and its Subsidiaries maintain cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the cash balances may exceed federally insured limits. We have not experienced any losses in such accounts and we believe the risk related to these deposits is minimal. At December 31, 2004, approximately 17% of the Company's cash was subject to such risk.

The Company participates in loans originated by Transcapital Bank. As of December 31, 2004, approximately 61% of its loans receivable were originated by Transcapital Bank.

The Company borrows funds evidenced by notes payable and mortgages on properties it owns from Transcapital Bank. As of December 31, 2004, approximately 23% of its loans payable were due to Transcapital Bank.

Fair Value of Financial Instruments - The carrying amount of cash, accounts payable and accrued liabilities reported on the balance sheet are estimated by management to approximate fair value.

H. EARNINGS/LOSS PER SHARE
Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. The number of shares used for the quarters ended December 31, 2004 and 2003 were 28,962,634 and 30,220,750, respectively.

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

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES - (Continued)

allowance is reviewed on a quarterly basis and adjusted when necessary based on the Company's collection experience.

The Company received notification on May 14, 2004, of default on one of the collateral properties securing one of its second mortgage loans receivable in the original principal amount of $525,000. A principal payment of $80,000 was received from the borrower and the Company's remaining $445,000 loan receivable is secured by other properties in addition to its share in the defaulted property.

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

At December 31, 2004, the Company has a U.S. federal net operating loss carryforward of approximately $9,900,000. This carryforward expires in the years 2009 through 2022. The amount available to be used in any given year will be limited by operation of certain provisions of the Internal Revenue Code. The Company also has U.S. state net operating loss carryforwards available, the utilization of which will be similarly limited. The Company has established a valuation allowance with respect to these federal and state carryforwards.

A deferred tax asset was recognized in 2002 based on the anticipation of future profitable operations for the years subsequent to 2002. Maintaining the deferred asset is justified because of our unrealized gains on our land holdings, which are substantiated by appraisals. Due to the operating losses incurred during the fiscal years ended September 30, 2003 and September 30, 2004, as well as the during the current quarter ended December 31, 2004, we deemed it conservative not to recognize any additional tax asset.

Deferred tax assets:
      Net operating loss carryforwards........................... $ 3,370,000
                                                                  -----------
Total deferred tax assets........................................   3,370,000
                                                                  -----------

Net future income tax benefit....................................   3,370,000
Valuation allowance for net deferred tax assets..................  (2,167,000)
                                                                  -----------
Net deferred tax assets.......................................... $ 1,203,000
                                                                  ===========

The reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory rate to the net loss is as follows:

Tax benefit at U.S. statutory rate............................... $   (20,500)
State income taxes, net of federal benefits......................      (2,000)
Valuation allowance..............................................      22,500
                                                                  -----------
Total............................................................ $        -0-
                                                                  ===========

K.  STOCK COMPENSATION
We account for stock-based compensation under the fair value method which values stock compensation at the market price of the stock on the grant date. There were no stock grants during the three months ended December 31, 2004.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES - (Continued)

L. NEW ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2003 and have accounted for all awards granted to employees in recent years using the fair value recognition method.. Accordingly we believe SFAS No. 123(R) will not have a material impact on financial statements.

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

The Company has drawn $1,224,961 as of December 31, 2004, on its $4,000,000 credit line from Boca First Capital, LLLP. The line of credit is evidenced by a promissory note secured by all of the assets of the Company and its wholly-owned subsidiaries, including second or third security interests in all notes and loans receivable generated in the Company's lending operations. The Boca First Credit Line matures on November 1, 2007 and bears an interest rate of ten percent (10%) per annum adjustable quarterly to a rate equal to the greater of ten percent per annum or one percent (1%) above the prime rate in effect on that date.

Commencing in September, 2002, the Company entered into an informal agreement with its Acting Chief Executive Officer for consulting services. The monthly fee is $2,500. In addition, the Company agreed to pay the Acting Chief Executive Officer a commission on loans he initiates. These consulting fees and commissions are in lieu of salary. For the quarter ended December 31, 2004, the Acting Chief Executive Officer received $7,500 in consulting fees and $14,942 in sales commissions.

During the three months ended December 31, 2004, the Company paid approximately $44,825 in gross mortgage broker, consulting and/or development fees to beneficial owners of the Company. Approximately 40% of the gross fees were distributed by the beneficial owners to other mortgage brokers, professionals and consultants and to other vendors for costs. The Board of Directors has approved the payment of fees to related parties if disclosed and negotiated by the Board and if they are consistent with industry standards or agreed to by the Board at the time a deal is accepted. All such fees will be netted from the Company's revenue. These fees are paid for work including acquisition, development, financing, management and personal guarantees related to various projects. The related parties are entities owned by the beneficial owner of a controlling shareholder and the Acting Chief Executive Officer of the Company.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 2 - RELATED PARTY TRANSACTIONS - Continued

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

NOTE 3 - CANCELLATION OF DEBT

During the three months ended December 31, 2004, $53,404 principal and accrued interest relating to unsecured promissory notes was written off pursuant to advisement by legal counsel that the statute of limitations on these notes had expired. Attempts by the Company to contact these creditors were made prior to the expiration of the statute of limitations.

NOTE 4 - CAPITAL TRANSACTIONS

No common stock was issued during the three months ended December 31, 2004.

NOTE 5 - NON-QUALIFIED EMPLOYEE STOCK OPTION PLAN

The Company has a non qualified Stock Option Plan under which directors, officers, key consultants and other persons employed by the Company may be granted options to purchase shares of the Company's authorized but unissued or reacquired common stock. The maximum number of shares available for issuance under the Plan is 3,000,000 shares. As of December 31, 2004 the maximum number of shares available for future grants under the Plan is 300,000 shares. Under the plan the option exercise price shall not be less than the fair market value of the stock. Options currently expire no later than 10 years from the grant date. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:

                                      Number of Options     Weighted Average Exercise Price
Outstanding at September 30, 2004             0                          0.00
Granted                                       0                          0.00
Exercised                                     0                          0.00
Cancelled                                     0                          0.00
Outstanding at December 31, 2004              0                          0.00

Since no stock options were granted during the three months ended December 31, 2004, no compensation expense was recorded under the non-qualified plan during the period.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 6 - COMMITMENTS AND CONTINGENCIES

During the fiscal year ended September 30, 2004 the Company's wholly-owned subsidiary, Interfund Investment Fund I, LLC, executed a letter agreement with Noble International Investments, Inc., with an effective date of November 23, 2003. The letter agreement sets forth the understandings between the parties regarding placement agent fees, non-accountable expenses and shares of common stock to be issued upon completion of a minimum of $3,000,000 of an $8,000,000 maximum offering. Under the agreement, placement fees of $180,000 in cash, non-accountable expenses of $25,000 in cash and 2,500,000 shares of restricted common stock shall be paid or granted to Noble upon placement of the first $3,000,000 of the offering. Noble raised $2,150,000 under the offering and the offering was closed in October, 2004. Fees of $111,000 were paid to Noble as of December 31, 2004. On January 14, 2005, the Board of Directors authorized the issuance of 1,650,000 shares of restricted common stock to Noble or its designees.

NOTE 7 - LEGAL PROCEEDINGS

The Company is not involved in any other litigation, other than those actions arising from the normal course of business, and for which management does not believe will have a material effect on the Company's operations, except for the matters described below:

Shareholder's Derivative Action
-------------------------------

The Company is a defendant in a shareholder derivative action entitled Dr. Christopher Brown vs. Capitol First Corporation f/k/a Capitol Communities Corp., Prescott Investments, LP, Michael Todd and Edward Durante a/k/a Ed Simmons ("the Complaint"), filed in the Superior Court in Mecklenburg County, North Carolina (Docket No. 04-CVS-14076) on August 5, 2004. The suit seeks relief for securities fraud in violation of North Carolina General Statute #78A-8 and 78A-12, breach of fiduciary duty and negligence, civil conspiracy, unfair and deceptive trade practices, punitive damages and seeks a jury trial. Michael Todd, the Company's former president and former chairman of the Board of the Company, and his affiliate, Prescott Investments, LP are also defendants in this suit.

The suit alleges, among other things, that in 2001, Mr. Todd, either individually, on behalf of Prescott or in his fiduciary capacity with Capitol First, had several million shares of the Company's stock issued in the names of various individuals and businesses in order to create a perceived trading market for the Company's stock thereby artificially increasing the stock price and induced the plaintiff to purchase the Company's stock in an alleged scheme to defraud the market place and potential investors in violation of the North Carolina securities fraud statutes and in breach of fiduciary duties owed to the plaintiff. The requests for relief names "an amount in excess of $10,000" for four causes of action for a total amount in excess of $40,000, plus punitive damages, the cost of the actions and reasonable attorney's fees.

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

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 7 - LEGAL PROCEEDINGS - Continued

On December 22, 2004, our legal counsel filed a Reply Memorandum of Law in further support of the Company's motion to dismiss the first amended complaint.

On January 5, 2005, the plaintiff filed a sur reply in further opposition to the Motion to Dismiss.

The Complaint, Amended Complaint and subsequent Motions are before the judge for a decision. The Company cannot predict the timing of the judge's decision.

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

Civil Lawsuit
-------------

On December 30, 2004, the Company filed a civil lawsuit ("Lawsuit") in the United States District Court of New Jersey against Michael G. Todd, Prescott Investment L.P., David Ryan, Kirlin Securities, Inc., Edward Durante, Christopher Brown, Old Monmouth Stock Transfer Co., Inc. and Steven Telsey. This Lawsuit relates to actions taken by Mr. Todd and the other defendants in connection with Mr. Todd's sale of shares of the Company's common stock during the period between October 2001 and March 2002 and whether Mr. Todd properly fulfilled his fiduciary duties as an officer, director and controlling shareholder of the Company during the relevant time periods described in the complaint. The Company is seeking return of any short-swing profits (as defined in Section 16 of the Exchange Act) that Mr. Todd made from his undisclosed sales of the Company's common stock, compensatory damages, punitive damages, restitution, and attorney's fees and costs and expenses that the Company has incurred in defending itself in a shareholders derivative lawsuit, which was filed against the Company on August 5, 2004 and is further described above.

Boca First Capital, LLP ("Boca First"), a principal shareholder that owns approximately 55.2% of the Company's common stock, along with certain of its partners, are also plaintiffs in the Lawsuit. Boca First is seeking damages from Mr. Todd related to its stock exchange agreement dated April 2002 in which Boca First acquired 64.6% of the Company's issued and outstanding common stock from Mr. Todd.

No defendant has yet filed an answer to the Lawsuit, and the time within which defendants are required to do so has not yet expired. A settlement conference is scheduled for January 22, 2005; however, there can be no assurance as to the outcome.

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

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 7 - LEGAL PROCEEDINGS - Continued

The Company has a promissory note in the amount of $525,000 which is partially secured by the real property in the above suit. The $525,000 note receivable was due in full on October 15, 2004. The Company received a principal paydown of $80,000 and $20,000 toward reimbursement of its legal expenses on October 28, 2004. The Company has filed a cross-complaint, counter-complaint and third party complaint suing on the note and all the collateral and alleges that the filing of foreclosure by the first mortgage holder is an event of default. The remaining $445,000 note receivable is secured by other properties in addition to its share in the defaulted property. Management believes that in addition to the collateral in the defaulted property, there is sufficient equity in the other collateral to secure its investment.

NOTE 8 - SUBSEQUENT EVENTS

On January 14, 2005, the Board of Directors authorized management to take the necessary actions to effect a going-private transaction via a reverse split of the common stock in the ratio of one share for 2,000 shares. A preliminary proxy statement was filed with the Securities and Exchange Commission on January 27, 2005, as the first step in effecting this plan.

On January 14, 2005, the Board of Directors authorized issuance of a total of 25,000 shares of restricted common stock to its four employees as part of their compensation for the 2004 calendar year.

On January 14, 2005, the Board of Directors authorized the issuance of 1,650,000 shares of restricted common stock to Noble International Investments, Inc.,or its designees, in connection with its services in the private placement of $2,150,000 secured promissory notes during the period from March through October, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements
--------------------------

This Quarterly Report on form 10-QSB contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in Item 2 of this Report, the section entitled "Factors That Might Affect Future Results" on page 5 of this Report.

Overview and Recent Events
--------------------------

Capitol First Corporation, a Nevada corporation (the "Company") and its subsidiaries are engaged in the business of financial lending collateralized by real estate, acquisition and sales of real property for its own portfolio, consulting on real estate development projects and real estate development through ownership or control of strategic projects. The Company is currently developing residential properties in Arkansas, Florida and North Carolina.

In January 2005, the Company determined that the costs of being a public company outweighed the benefits of being a public company and began the process to deregister the Company's common stock with the Securities and Exchange Commission ("SEC"). The Company filed a preliminary proxy statement with the SEC on January 27, 2005, which sets forth in more detail the manner in which the Company will deregister its common stock with the SEC and effectuate a going private transaction.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2004 TO THE THREE MONTHS ENDED DECEMBER 31, 2003.

Revenues increased to $1,485,569 for the quarter ended December 31, 2004, compared to $42,292 for the quarter ended December 31, 2003. This increase in revenue is the direct result of increased activities in the Company's commercial lending program, development consulting and real estate acquisition, sales and development projects which commenced in the quarter ended December 31, 2003. Revenues from the sale of land and development activities increased to $1,217,417 for the quarter ended December 31, 2004, compared to zero revenues from those sources for the quarter ended December 31, 2003. Interest income from the Company's lending programs increased to $146,663 for the quarter ended December 31, 2004, compared to $41,682 in the quarter ended December 31, 2003. Fee income from the Company's development consulting programs increased to $121,489 for the quarter ended December 31, 2004, compared to $610 for the quarter ended December 31, 2003.

Cost of revenues increased to $1,266,722 for the quarter ended December 31, 2004, compared to $52,414 for the quarter ended December 31, 2003 because the Company greatly increased its commercial lending and real estate acquisition, sales and development projects. Cost of sales related to land acquisition and sales and from development activities increased to $1,125,838 for the quarter ended December 31, 2004, compared to zero cost of sales related to those sources in the quarter ended December 31, 2003. The Company increased its borrowings from banks and participants to fund these new activities and the interest expense directly related to interest income from loans is reported as cost of sales for lending activities. Cost of sales for lending activities increased to $140,884 for the quarter ended December 31, 2004, compared to $52,414 for the quarter ended December 31, 2003.

Operating expenses decreased to $278,443 for the quarter ended December 31, 2004 from $297,561 for the quarter ended December 31, 2003. Total operating expenses consist of (i) general and administrative expenses, (ii) general and administrative expenses paid to related parties and (iii) financial advisory and consulting fees. General and administrative expenses increased to $246,693 for the quarter ended December 31, 2004 compared to $139,061 for the quarter ended December 31, 2003, an increase of $107,632 primarily due to (1) a $50,409 increase in legal fees for ongoing securities litigation and securities-related filings as well as increased legal service hours related to lending and development activities and (2) a $32,467 increase in payroll to support the Company's new activities.

The remaining increase was due to small increases in property taxes, board compensation, miscellaneous office expenses and the loan valuation allowance. General and administrative expenses paid to related parties decreased to $7,500 for the quarter ended December 31, 2004 from $13,500 for the quarter ended December 31, 2003, a decrease of $6,000, due to cessation of rent paid to a related party. Financial advisory and consulting fees decreased by $120,750 because the expenses related to raising $3 million in promissory notes in late September 2003, were primarily incurred in prior quarters and did not recur in the quarter ended December 31, 2004. In the current quarter, financial advisory fees of $10,000 were amortized for the $3.0 million capital raise and $14,250 was amortized for the $2.15 million capital raise that occurred during fiscal 2004.

Other expenses decreased to $699 in the quarter ended December 31, 2004, compared to other expenses of $144,397 in the quarter ended December 31, 2003, a decrease of $143,698. Interest income earned on cash balances decreased to $388 for the quarter ended December 31, 2004 compared to $5,658 for the quarter ended December 31, 2003 due to a decrease in average cash balances as the Company utilized its cash for lending activities and real property acquisitions. Interest expense decreased to $54,491 for quarter ended December 31, 2004 compared to $125,055 for the quarter ended December 31, 2003. The decrease of $70,564 was primarily due to repayment of the $1.6 million, 13% New Era note during fiscal 2004.

The Company had a gain from the extinguishment of debt of $53,404 in the quarter ended December 31, 2004 because principal and interest on unsecured promissory notes was written off due to the statute of limitations expiring on these notes. During the quarter ended December 31, 2003, a loss from the extinguishment of debt in the amount of $25,000 was incurred. This loss was recorded to correct an error in the carrying value and related overstatement of extraordinary gain recorded in the fiscal year ended September 30, 2003, with respect to unsecured promissory notes.

As a result of the foregoing, the Company's net loss was $60,295 for the quarter ended December 31, 2004 compared to a net loss of $452,080 for the quarter ended December 31, 2003.

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

     At December 31, 2004, the Company's working capital was $2,455,335, compared to working capital of $3,956,704 at September 30, 2004, a decrease of $1,501,369. The decrease is primarily due to (1) an increase of approximately $1,900,000 in the current portion of long term debt, due to the reclassification of the Philbuilt construction loan from long term to short term and commencement of approximately 13 construction loans, and (2) an increase of approximately $500,000 in real estate held for sale and construction in progress.

     At December 31, 2004, the Company had total assets of $14,055,889, an increase of $3,946,367 or 39% from the December 31, 2003 total of $10,109,522. The increase in total assets resulted primarily from increases in commercial loan volume and increases in development activities. Cash decreased to $374,495 at December 31, 2004 compared to $1,301,978 at December 31, 2003. The decrease was due to utilization of cash in commercial lending and development activities. On December 30, 2004, the Company increased its loan portfolio by advancing $428,105 to D.S. Rushing, Inc., a North Carolina corporation. The loan is secured by a deed of trust on 7 single family lots located in North Carolina.

     Total liabilities of the Company at December 31, 2004 were $12,196,532, an increase of $4,013,090 or 49% from the December 31, 2003 total of $8,183,442. The increase in total liabilities resulted primarily from borrowing approximately $1.9 million from banks and participants to fund the Company's commercial lending and development programs as well as approximately $2.1 million borrowed in a private placement of 8% promissory notes.

     Shareholders' Equity at December 31, 2004, was $1,859,357, a decrease of $66,723 or 3% from the December 31, 2003 total of $1,926,080. The decrease in equity resulted primarily from accumulated losses and accrued preferred stock dividends, and was offset increases in paid-in capital for issuances of common stock.

     Net cash used in operating activities was $689,648 during the quarter ended December 31, 2004, compared to $2,184,044 net cash used in operating activities in the quarter ended December 31, 2003, a decrease of $1,494,396. During the quarter ended December 31, 2003, the Company deployed cash of approximately $1,800,000 in new loans and development projects. During the quarter ended December 31, 2004, the volume of lending and development activity was constrained by available cash and maturities of loans placed in earlier periods. The remaining $300,000 of the difference is explained by changes in accounts payable activity in the respective quarters.

     Net cash used in investing activities was $436,649 during the quarter ended December 31, 2004, compared to net cash of $29,500 used in investing activities in the quarter ended December 31, 2003. During the quarter ended December 31, 2004, the company purchased properties in Florida in the amount of $436,649. During the quarter ended December 31, 2003, the company purchased fixed assets, consisting of office furniture and computer and office equipment, in the amount of $29,500.

     Net cash provided by financing activities was $1,006,750 in the quarter ended December 31, 2004, compared to $853,524 of net cash provided by financing activities in the quarter ended December 31, 2003, an increase of $153,226. This increase is primarily due to increased borrowing from Transcapital Bank, which borrowings are collateralized by real property owned by the company.

     The Company currently has access to three types of credit to finance its working capital needs: the Boca First Credit Line ("Boca First"), various loans collateralized by real property from TransCapital Bank and an agreement with Coral Capital, LLC.

     The Company has drawn $1,224,961 on its $4,000,000 credit line from Boca First as of December 31, 2004, a reduction of $40,691 from the September 30, 2004, balance of $1,265,652. The Boca First Credit Line is evidenced by a promissory note secured by a subordinated mortgage on the remaining 696 acres of the Maumelle Property, 1,000 shares of common stock of Capitol Development, a $1 million note receivable with a maturity date of January 10, 2006 and second or third security interests in all notes and loans receivable generated in the Company's lending operations. The Boca First Credit Line matures on November 1, 2007, and has a current interest rate of ten percent (10%) per annum. This rate is adjustable quarterly to a rate equal to the greater of ten percent per annum or one percent (1%) above the prime rate, as published in The Wall Street Journal, in effect on that date.

     During the quarter ended December 31, 2004, the Company borrowed $892,189 from Transcapital Bank. These borrowings are secured by mortgages on several of the Company's properties, primarily single family home sites located in Florida. Interest rates range from 8.00% to 12.00% and terms are one year.

     During the quarter ended December 31, 2004, the Company's borrowings from Coral Capital, LLC decreased by $4,880, to $887,969 from $892,849, due to expenses allocated between the parties. Borrowings from Coral Capital were used to purchase single-family lots in southwest Florida under a 50/50 joint venture agreement. The note bears no interest and is payable when individual lots are sold. If the lots are developed, Coral Capital will receive a portion of the profits.

     As of December 31, 2004, the Company's material commitments for capital expenditures are construction and development expenses for its various projects in Florida and North Carolina.

     The Company continues to execute its strategic business plan that management anticipates will allow it to generate cash flow from interest on its investments, real estate acquisition and sales, equity participations in joint ventures, real estate development consulting fees, real estate development, financing arbitrage and equity participations from joint ventures. The Company has acquired and intends to continue to acquire loans for its own portfolio and/or develop real estate in fast growing markets such as Florida and North Carolina.

     The Company should be able to satisfy its liquidity requirements during the short and long term by using cash on hand and credit extended by various commercial lenders. Except for the foregoing, the Company does not have any present commitment that it is likely to result in its liquidity increasing or decreasing in any material way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

FACTORS THAT MAY AFFECT FUTURE  RESULTS

     The factors identified below are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward looking statement made by or on behalf of the Company, whether in this section or elsewhere in this Report or in any other written or verbal statement of the Company or its officers or directors. Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward looking projections. The Company does not intend to update these cautionary statements. The principal factors that could cause the Company's actual results to differ material from the forward looking statements include, but are not limited to the following:

     o the ability to continue to generate sufficient revenues to fund day-to- day operations;
     o the ability to compete in the Florida, Arkansas and North Carolina real estate markets and in other markets where the Company intends to acquire real property and the ability to expand successfully into those areas;
     o the ability to obtain necessary permits and approvals for the development of our land;
     o the ability to compete in the high-yield lending industry and provide loans with an acceptable yield that are secured by adequate collateral;
     o    adverse legislation or regulation;
     o availability of labor or material costs or significant increase in their costs;
     o increase in interest rates causing a decreases in sales in the real estate development industry and conversely a decrease in borrowers in the high-yield lending area;
     o    the level of consumer confidence;
     o the concentration of development and/or loans in South Florida and southwest Florida;
     o    unanticipated litigation or legal proceedings;
     o    conditions in the capital, credit and development markets;
     o risks associated with increased insurance costs or unavailability of adequate coverage, perceived risk of travel and changes in economic conditions due to recent events;
     o    adverse economic conditions;
     o    the risk of defaults on loans made by the Mortgage Subsidiary;
     o the Company's underwriting standards and procedures may not effectively reveal risks of under-performing loans or loans that may go into default;
     o the lack of security value or decrease in security value of the collateral underlying the loans made by the Company;
     o the Company has limited access to capital compared to its larger competitors and there can be no assurance that the Company will be able to acquire the necessary capital to operate its business;
     o the Company may pay up-front fees to mortgage brokers, management fees, and real estate fees if it purchases property which may reduce the Company's earnings; and
     o the Company may become liable for unforeseen environmental obligations.

     If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

Critical Accounting Policies
----------------------------

The U.S. Securities and Exchange Commission defines critical accounting policies as "those that are both most important to the portrayal of a company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain." The management of the Company believes that a high degree of judgment or complexity is involved in the following areas:

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

The following discussion should be read in conjunction with the unaudited financial statements appearing in Item 1 of Part 1 ("the Financial Statements"), and the information provided in this Item 2, of this Report.

NEW ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2003 and have accounted for all awards granted to employees in recent years using the fair value recognition method.. Accordingly we believe SFAS No. 123(R) will not have a material impact on financial statements.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not involved in any other litigation, other than those actions arising from the normal course of business, and for which management does not believe will have a material effect on the Company's operations, except for the matters described below:

Shareholder's Derivative Action
-------------------------------

The Company is a defendant in a shareholder derivative action entitled Dr. Christopher Brown vs. Capitol First Corporation f/k/a Capitol Communities Corp., Prescott Investments, LP, Michael Todd and Edward Durante a/k/a Ed Simmons ("the Complaint"), filed in the Superior Court in Mecklenburg County, North Carolina (Docket No. 04-CVS-14076) on August 5, 2004. The suit seeks relief for securities fraud in violation of North Carolina General Statute #78A-8 and 78A-12, breach of fiduciary duty and negligence, civil conspiracy, unfair and deceptive trade practices, punitive damages and seeks a jury trial. Michael Todd, the Company's former president and former chairman of the Board of the Company, and his affiliate, Prescott Investments, LP are also defendants in this suit.

The suit alleges, among other things, that in 2001, Mr. Todd, either individually, on behalf of Prescott or in his fiduciary capacity with Capitol First, had several million shares of the Company's stock issued in the names of various individuals and businesses in order to create a perceived trading market for the Company's stock thereby artificially increasing the stock price and induced the plaintiff to purchase the Company's stock in an alleged scheme to defraud the market place and potential investors in violation of the North Carolina securities fraud statutes and in breach of fiduciary duties owed to the plaintiff. The requests for relief names "an amount in excess of $10,000" for four causes of action for a total amount in excess of $40,000, plus punitive damages, the cost of the actions and reasonable attorney's fees.

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

On December 22, 2004, our legal counsel filed a Reply Memorandum of Law in further support of the Company's motion to dismiss the first amended complaint.

On January 5, 2005, the plaintiff filed a sur reply in further opposition to the Motion to Dismiss.

The Complaint, Amended Complaint and subsequent Motions are before the judge for a decision. The Company cannot predict the timing of the judge's decision.

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

Civil Lawsuit
-------------

On December 30, 2004, the Company filed a civil lawsuit ("Lawsuit") in the United States District Court of New Jersey against Michael G. Todd, Prescott Investment L.P., David Ryan, Kirlin Securities, Inc., Edward Durante, Christopher Brown, Old Monmouth Stock Transfer Co., Inc. and Steven Telsey. This Lawsuit relates to actions taken by Mr. Todd and the other defendants in connection with Mr. Todd's sale of shares of the Company's common stock during the period between October 2001 and March 2002 and whether Mr. Todd properly fulfilled his fiduciary duties as an officer, director and controlling shareholder of the Company during the relevant time periods described in the complaint. The Company is seeking return of any short-swing profits (as defined in Section 16 of the Exchange Act) that Mr. Todd made from his undisclosed sales of the Company's common stock, compensatory damages, punitive damages, restitution, and attorney's fees and costs and expenses that the Company has incurred in defending itself in a shareholders derivative lawsuit, which was filed against the Company on August 5, 2004 and is further described above.

Boca First Capital, LLP ("Boca First"), a principal shareholder that owns approximately 55.2% of the Company's common stock, along with certain of its partners, are also plaintiffs in the Lawsuit. Boca First is seeking damages from Mr. Todd related to its stock exchange agreement dated April 2002 in which Boca First acquired 64.6% of the Company's issued and outstanding common stock from Mr. Todd.

No defendant has yet filed an answer to the Lawsuit, and the time within which defendants are required to do so has not yet expired. A settlement conference is scheduled for January 22, 2005; however, there can be no assurance as to the outcome.

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

The Company has a promissory note in the amount of $525,000 which is partially secured by the real property in the above suit. The $525,000 note receivable was due in full on October 15, 2004. The Company received a principal paydown of $80,000 and $20,000 toward reimbursement of its legal expenses on October 28, 2004. The Company has filed a cross-complaint, counter-complaint and third party complaint suing on the note and all the collateral and alleges that the filing of foreclosure by the first mortgage holder is an event of default. The remaining $445,000 note receivable is secured by other properties in addition to its share in the defaulted property. Management believes that in addition to the collateral in the defaulted property, there is sufficient equity in the other collateral to secure its investment.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year covered by this Report, stockholders representing in excess of two thirds of the issued and outstanding stock of the Company executed a Written Consent of Stockholders in Lieu of Meeting. The Written Consent removed Michael
G. Todd as incumbent Director and Chairman of the Company, effective 20 days after mailing of an Information Statement to the stockholders of the Company. The effective date of removal was deemed to be effective November 8, 2004.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS

Exhibit 10.1 Promissory Note D. S. Rushing, Inc., to Interfund Mortgage Corp.*

Exhibit 10.2 North Carolina Deed of Trust granted by D.S. Rushing, Inc. to Interfund Mortgage Corp.*

Exhibit 11  Statement re: computation of per share earnings*

Exhibit 31.1. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CAPITOL FIRST CORPORATION

Date: February 14, 2005         By: /s/ ASHLEY B. BLOOM
                                    --------------------------------------------
                                    Ashley B. Bloom
                                    Acting President and Chief Executive Officer
                                    (Duly Authorized by the Registrant)




Date: February 14, 2005         By: /s/ MONICA A. SCHREIBER
                                    --------------------------------------------
                                    Monica A. Schreiber
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit 10.1 Promissory Note D. S. Rushing, Inc., to Interfund Mortgage Corp.*

Exhibit 10.2 North Carolina Deed of Trust granted by D.S. Rushing, Inc. to Interfund Mortgage Corp.*

Exhibit 11  Statement re: computation of per share earnings*

Exhibit 31.1. Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

Exhibit 31.2. Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

Exhibit 32.2. Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*