Form 10QSB
period 2005-03-31
CAPITOL FIRST CORP
filed 2005-05-16
CIK 915636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                        FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from _____ to_____


                           Commission File No. 0-23450


                            CAPITOL FIRST CORPORATION
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


              Nevada                                          88-0361144
  -------------------------------                         -------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)


                          7100 W. Camino Real Boulevard
                                    Suite 402
                              Boca Raton, FL 33433
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                    Issuer's telephone number: (561) 417-7115


Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES [ ] NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  Common Stock ($.01 Par Value)                        30,637,634
  -----------------------------          ---------------------------------------
        (Title of Class)                 Shares Outstanding as of March 31, 2005


          Transitional Small Business Disclosure Format: [ ] YES [X] NO

                            CAPITAL FIRST CORPORATION

                                      INDEX

                         Part I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements                                              Page
                                                                           ----
         Consolidated Balance Sheet - March 31, 2005 (unaudited)           F-1

         Consolidated Statements of Operations (unaudited) -
         Three and Six Months Ended March 31, 2005 and 2004                F-2

         Consolidated Statement of Changes in Stockholders' Equity -
         Six Months Ended March 31, 2005                                   F-3

         Consolidated Statements of Cash Flows - Six Months Ended
         March 31, 2005 and 2004                                           F-4

         Notes to Consolidated Financial Statements                        F-5

ITEM 2.  Management's Discussion and Analysis or Plan of Operation         3

ITEM 3.  Controls and Procedures                                           8

                           Part II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                 9

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds       9

ITEM 3.  Defaults Upon Senior Securities                                   9

ITEM 4.  Submission of Matter to a Vote of Security Holders                9

ITEM 5.  Other Information                                                 9

ITEM 6.  Exhibits                                                          9

Signatures                                                                 10

Certifications                                                             12-15

                   CAPITOL FIRST CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                              AS OF MARCH 31, 2005

Current Assets
  Cash and cash equivalents                                        $    566,234
  Accrued interest receivable                                            96,502
  Notes and loans receivable, net of valuation
   allowance of $92,365                                               4,361,814
  Real estate held for sale                                             815,083
  Construction in progress                                            2,832,290
  Other current assets                                                  365,084
                                                                   ------------
  Total Current Assets                                                9,037,007
                                                                   ------------
Property and Equipment
  Furniture and equipment, net of accumulated
   depreciation of $8,678                                                30,808
                                                                   ------------
Other Assets
  Land and real estate holdings                                       3,768,937
  Deferred tax benefit                                                1,203,000
  Other long-term assets                                                 48,363
                                                                   ------------
  Total Other Assets                                                  5,020,300
                                                                   ------------

Total Assets                                                       $ 14,088,115
                                                                   ============

Current Liabilities
  Accounts payable and accrued expenses                            $    556,883
  Accrued preferred stock dividends payable                             325,836
  Current portion of long term debt                                   4,629,255
                                                                   ------------
  Total Current Liabilities                                           5,511,974
                                                                   ------------

Long Term Debt, net of current portion                                6,648,043
                                                                   ------------
  Total Liabilities                                                  12,160,017
                                                                   ------------
Stockholders' Equity
  Preferred Stock - $0.01 par value, 10,000,000
   shares authorized; 4,137,591 shares issued and outstanding            41,376
  Common Stock - $0.01 par value, 40,000,000 shares
   authorized; 30,637,634 shares issued and outstanding                 306,376
  Additional paid-in capital                                          9,853,008
  Preferred stock dividends                                            (650,114)
  Minority interests                                                        100
  Accumulated deficit                                                (7,622,648)
                                                                   ------------
  Total Stockholders' Equity                                          1,928,098
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $ 14,088,115
                                                                   ============

          See accompanying notes to consolidated financial statements.


                   CAPITOL FIRST CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                       Three Months Ended               Six Months Ended
                                                           March 31,                        March 31,
                                                  ----------------------------    ----------------------------
                                                      2005            2004            2005            2004
                                                  ------------    ------------    ------------    ------------
Revenues
  Sales of land and developed properties          $  1,937,203    $         --    $  3,154,620    $         --
  Interest income - notes and loans                    154,027          75,231         300,690         116,913
  Fee income                                            42,791         123,079         164,280         123,689
                                                  ------------    ------------    ------------    ------------
  Total Revenues                                     2,134,021         198,310       3,619,590         240,602
                                                  ------------    ------------    ------------    ------------
Cost of Revenues
  Cost of sales - land and developed properties      1,642,512              --       2,768,350              --
  Cost of sales - loans                                140,019         129,525         280,903         139,939
                                                  ------------    ------------    ------------    ------------
  Total Cost of Revenues                             1,782,531         129,525       3,049,253         139,939
                                                  ------------    ------------    ------------    ------------

Gross profit                                           351,490          68,785         570,337         100,663
                                                  ------------    ------------    ------------    ------------
Operating Expenses
  General and administrative expenses                  254,841         303,401         501,535         442,462
  General and administrative expenses -
   related parties                                       7,500           7,500          15,000          21,000
  Financial advisory and consulting fees                29,062          41,644          53,312         186,644
                                                  ------------    ------------    ------------    ------------
  Total operating expenses                             291,403         352,545         569,847         650,106
                                                  ------------    ------------    ------------    ------------
Income (loss) from operations before
 other income (expense)                                 60,087        (283,760)            490        (549,443)
                                                  ------------    ------------    ------------    ------------
Other (expense) and income
  Interest income on cash balances                         346           1,666             734           7,324
  Interest expense                                     (52,735)        (73,053)       (107,226)       (240,108)
  (Loss) gain from extinguishment of debt               (2,500)        115,909          50,904          90,909
                                                  ------------    ------------    ------------    ------------
  Total other (expense) income                         (54,889)         44,522         (55,588)       (141,875)
                                                  ------------    ------------    ------------    ------------

Net income (loss)                                 $      5,198    $   (239,238)   $    (55,098)   $   (691,318)
                                                  ============    ============    ============    ============

Basic income (loss) per share                     $       0.00    $      (0.01)   $     (0.002)   $      (0.02)
Weighted average shares outstanding                 29,130,134      30,754,721      29,045,464      30,486,277

          See accompanying notes to consolidated financial statements.


                   CAPITOL FIRST CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                     FOR THE SIX MONTHS ENDED MARCH 31, 2005


                                                              Common Stock           Additional
                                  Preferred Stock        Issued  o/s                  Paid-in
                               Shares        Amount        Shares        Amount       Capital
                             -----------   -----------   -----------   -----------   -----------
Balance at 09/30/04            4,137,591        41,376    28,962,634       289,626     9,751,908
Common stock issued on
     3/23/05                          --            --     1,675,000        16,750       101,100
Preferred Dividends
     accrued as of 3/31/05            --            --            --            --            --
Net loss for the period
    ended 3/31/05                     --            --            --            --            --

                             -----------   -----------   -----------   -----------   -----------
Balance at 3/31/05             4,137,591        41,376    30,637,634       306,376     9,853,008
                             -----------   -----------   -----------   -----------   -----------

                                 Part 1 of table

                               Preferred
                                 Stock      Accumulated    Minority
                               Dividends      Deficit      Interests      Total
                              -----------   -----------   -----------   -----------
Balance at 09/30/04             (541,502)   (7,567,550)          100   $ 1,973,958
Common stock issued on
     3/23/05                                                               117,850
Preferred Dividends
    accrued as of 3/31/05       (108,612)           --            --      (108,612)
Net loss for the period
    ended 3/31/05                     --       (55,098)           --       (55,098)

                             -----------   -----------   -----------   -----------
Balance at 3/31/05              (650,114)   (7,622,648)          100   $ 1,928,098
                             -----------   -----------   -----------   -----------

                                 Part 2 of table

          See accompanying notes to consolidated financial statements.


                   CAPITOL FIRST CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                      For the six months
                                                                        ended March 31,
                                                                  --------------------------
                                                                      2005           2004
                                                                  -----------    -----------
Cash flows from operating activities
Net loss                                                          $   (55,098)   $  (691,318)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                          4,048          3,120
  Gain on debt extinguishment                                         (50,904)       (90,909)

  Changes in operating assets and liabilities:
     Accrued interest receivable                                       12,278        (48,519)
     Notes and loans receivable                                        (8,806)    (2,524,533)
     Real estate held for sale                                       (815,083)            --
     Construction in progress                                         332,019     (1,388,476)
     Other current assets                                             (67,624)       (81,493)
     Deposits                                                              --         (8,363)
     Accounts payable and accrued expenses                            144,872        292,395
     Accrued expenses - related parties                                    --          3,209
                                                                  -----------    -----------
Net cash used in operating activities                                (504,298)    (4,534,887)
                                                                  -----------    -----------

Cash flows from investing activities
  Purchase of real estate holdings                                   (217,115)      (319,966)
  Purchase of property and equipment                                   (1,558)       (33,433)
                                                                  -----------    -----------
Net cash used in investing activities                                (218,673)      (353,399)
                                                                  -----------    -----------

Cash flows from financing activities
  Issuance of 8% secured promissory notes                              75,000      1,150,000
  Decrease in notes payable to related party                          (36,152)       (60,000)
  Issuances of notes payable                                        1,257,809      2,026,318
  Payments of notes payable                                          (619,344)       (31,816)
  Payment of preferred dividends                                           --       (109,386)
  Issuance of common stock                                            117,850        120,225
  Minority interests                                                       --            100
                                                                  -----------    -----------
Net cash provided by financing activities                             795,163      3,095,441
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                   72,192     (1,792,845)
Beginning cash and cash equivalents                                   494,042      2,661,998
                                                                  -----------    -----------
Ending cash and cash equivalents                                  $   566,234    $   869,153
                                                                  -----------    -----------
Supplemental disclosure of cash flow information:
Schedule of non-cash financing activities:
  Common stock issued for services                                $   117,850    $   120,225
                                                                  ===========    ===========

  Interest paid                                                   $   407,732    $   304,356
                                                                  ===========    ===========

          See accompanying notes to consolidated financial statements.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES

A. BACKGROUND

The Company is in the business of financial lending collateralized by real estate, acquisition and sales of real property for its own portfolio, real estate development through ownership or control of strategic projects and consulting on real estate development projects.

In addition to Capitol Development of Arkansas, Inc., formed in 1994, the Company formed in fiscal 2004, seven wholly-owned subsidiaries and one 50% joint development venture for which the Company performs the duties of Manager. These entities are Capitol Development, Inc., a Nevada corporation; Toxaway Development Group, LLC, a North Carolina LLC; Interfund Mortgage Corp., a Florida corporation; Interfund Investment Fund I, LLC, a Florida LLC; Capitol Management, LLC, a Florida LLC; East Greens Development, LLC, a Florida LLC; MW Land Development, LLC, an Arkansas LLC and Philbuilt Development, LLC, a Florida LLC. The results of operations and balance sheets of the wholly-owned subsidiaries and the 50% joint development venture which the company controls are consolidated in the financial statements of the Company.

As of March 31, 2005, the Company considers itself to operate in three segments:
(1) real estate acquisition, sales and development, (2) financial lending and
(3) consulting on real estate development projects.

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

B. PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include accounts of its wholly-owned and controlled subsidiaries. All material intercompany transactions have been eliminated.

C. RECLASSIFICATIONS
Certain reclassifications have been made to the March 31, 2004 financial statements to conform to the March 31, 2005 presentation.

D. REAL ESTATE HOLDINGS
Real estate investments are stated at the lower of cost or market. In the event that several properties are acquired in a single transaction, acquisition costs are allocated to respective properties based on available appraisals or other relevant documentation.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES - (Continued)

E. REVENUE RECOGNITION
Real Property: Revenue is recognized under the accrual method of accounting upon the completed sale of real property held for development and sale. All costs incurred directly or indirectly in acquiring and developing the real property are capitalized.

Interest Income: Interest income is accrued on a simple interest basis according to the terms of the loan, generally on a 365-day year. The Company does not recognize interest income from loans once they are determined to be non-performing. A loan is non-performing when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Fee Income: Fee income from non-refundable origination fees is recognized at closing of escrow and reduced by any amount that would be deemed earned in a subsequent fiscal year. Most loans mature in one year. Income from non-refundable consulting fees is recorded net of consulting expenses paid to related and unrelated parties. Consulting fees are considered substantially earned at closing pursuant to consulting agreements. The bulk of consulting fees are earned on construction loans for which construction of individual units occurs in a six to eight month time period.

F. USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

G. CONCENTRATIONS OF CREDIT RISK
Cash and cash equivalents include cash on hand, cash in banks, and any highly liquid investments with a maturity of three months or less at the time of purchase. The Company and its subsidiaries maintain cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the cash balances may exceed federally insured limits. We have not experienced any losses in such accounts and we believe the risk related to these deposits is minimal. At March 31, 2005, approximately 43% of the Company's cash was subject to such risk.

The Company participates in loans originated by Transcapital Bank. As of March 31, 2005, approximately 35% of its loans receivable were originated by Transcapital Bank.

The Company borrows funds evidenced by notes payable and mortgages on properties it owns from Transcapital Bank. As of March 31, 2005, approximately 19% of its loans payable were due to Transcapital Bank.

Fair Value of Financial Instruments - The carrying amount of cash, accounts payable and accrued liabilities reported on the balance sheet are estimated by management to approximate fair value.

H. EARNINGS/LOSS PER SHARE
Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. The number of shares used for the quarters ended March 31, 2005 and 2004 were 29,130,134 and 30,754,721, respectively. The number of shares used for the six months ended March 31, 2005 and 2004 were 29,045,464 and 30,486,277, respectively.

I. VALUATION ALLOWANCE
We determined a loan delinquency rate based on industry averages published by the Mortgage Bankers Association at the time lending operations began. The loan delinquency rate is applied to all loans receivable on a pro-rata basis. An allowance is not provided for construction in progress as these projects are currently owned or controlled by the Company. Additionally, the loan delinquency rate is not applied to loans that are highly collateralized. The allowance is

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES - (Continued)

reviewed on a quarterly basis and adjusted when necessary based on the Company's collection experience.

The Company received notification on May 14, 2004, of default on one of the collateral properties securing one of its second mortgage loans receivable in the original principal amount of $525,000. A principal payment of $80,000 was received from the borrower and the Company's remaining $445,000 loan receivable is collateralized by other properties in addition to its share in the defaulted property.

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

At March 31, 2005, the Company has a U.S. federal net operating loss carryforward of approximately $9,900,000. This carryforward expires in the years 2009 through 2022. The amount available to be used in any given year will be limited by operation of certain provisions of the Internal Revenue Code. The Company also has U.S. state net operating loss carryforwards available, the utilization of which will be similarly limited. The Company has established a valuation allowance with respect to these federal and state carryforwards.

K.  STOCK COMPENSATION
We account for stock-based compensation under the fair value method which values stock compensation at the market price of the stock on the grant date.

L. NEW ACCOUNTING PRONOUNCEMENTS

     In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. We continue to assess the potential impact that the adoption of the proposed FSP could have on our financial statements.

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

     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC Staff about the

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES - Continued

application of SFAS No. 123(R). SFAS No. 123(R) was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2003 and have accounted for all awards granted to employees in recent years using the fair value recognition method. Accordingly we believe SFAS No. 123(R) will not have a material impact on financial statements.

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

The Company has drawn $1,229,500 as of March 31, 2005, on its $4,000,000 credit line from Boca First Capital, LLLP. The line of credit is evidenced by a promissory note secured by all of the assets of the Company and its wholly-owned subsidiaries, including second or third security interests in all notes and loans receivable generated in the Company's lending operations. The Boca First Credit Line matures on November 1, 2007 and bears an interest rate of ten percent (10%) per annum adjustable quarterly to a rate equal to the greater of ten percent per annum or one percent (1%) above the prime rate in effect on that date.

Commencing in September, 2002, the Company entered into an informal agreement with its Acting Chief Executive Officer for consulting services. The monthly consulting fee is $2,500. In addition, the Company agreed to pay the Acting Chief Executive Officer performance-based fees on loans he initiates. These consulting fees and performance - based fees are in lieu of salary. The Acting Chief Executive Officer received $7,500 in consulting fees and $10,120 in performance-based fees for the quarter ended March 31, 2005. Through the six months ended March 31, 2005, he received $15,000 in consulting fees and $25,062 in performance-based fees.

During the three and six months ended March 31, 2005, certain beneficial owners of the Company received approximately $31,804 and $76,629, respectively, in gross mortgage broker, consulting and/or development fees. Approximately 40% of the gross fees were distributed by the beneficial owners to other mortgage brokers, professionals and consultants and to other vendors for costs. The Board of Directors has approved the payment of fees to related parties if disclosed and negotiated by the Board and if they are consistent with industry standards or agreed to by the Board at the time a deal is accepted. All such fees will be netted from the Company's revenue. These fees are paid for work including acquisition, development, financing, management and personal guarantees related to various projects. The related parties are entities owned by the beneficial owner of a controlling shareholder and the Acting Chief Executive Officer of the Company.

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

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 3 - CAPITAL TRANSACTIONS

During the three months ended March 31, 2005, a total of 1,675,000 shares of common stock were issued. 25,000 shares were issued to employees of the company as compensation at a value of $2,350. In addition, 1,650,000 shares were issued to the principals of Noble International Investments, Inc., as a placement fee for raising capital for Interfund Investment Fund I, LLLP, one of the company's subsidiaries. The total value of this common stock was $115,500. This amount is being amortized over a 24-month period and the company expensed $4,812 of these placement fees during the quarter and six months ended March 31, 2005.

NOTE 4 - NON-QUALIFIED EMPLOYEE STOCK OPTION PLAN

The Company has a non qualified Stock Option Plan under which directors, officers, key consultants and other persons employed by the Company may be granted options to purchase shares of the Company's authorized but unissued or reacquired common stock. As of March 31, 2005 the maximum number of shares available for future grants under the Plan is 300,000 shares. Under the plan the option exercise price shall not be less than the fair market value of the stock. Options currently expire no later than 10 years from the grant date. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:

                                                                Weighted Average
                                     Number of Options           Exercise Price
                                     -----------------           --------------
Outstanding at December 31, 2004             0                         0.00
Granted                                      0                         0.00
Exercised                                    0                         0.00
Cancelled                                    0                         0.00
Outstanding at March 31, 2005                0                         0.00

NOTE 5 - LEGAL PROCEEDINGS

Shareholder's Action
--------------------

The Company is a defendant in a shareholder action entitled Dr. Christopher Brown vs. Capitol First Corporation f/k/a Capitol Communities Corp., Prescott Investments, LP, Michael Todd and Edward Durante a/k/a Ed Simmons ("the Complaint"), filed in the Superior Court in Mecklenburg County, North Carolina (Docket No. 04-CVS-14076) on August 5, 2004. The suit seeks relief for securities fraud in violation of North Carolina General Statute #78A-8 and 78A-12, breach of fiduciary duty and negligence, civil conspiracy, unfair and deceptive trade practices, punitive damages and seeks a jury trial. Michael Todd, the Company's former president and former chairman of the Board of the Company, and his affiliate, Prescott Investments, LP are also defendants in this suit.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 5 - LEGAL PROCEEDINGS - Continued

The suit alleges, among other things, that in 2001, Mr. Todd had several million shares of the Company's stock issued in the names of various individuals and businesses in order to create a perceived trading market for the Company's stock thereby artificially increasing the stock price and induced the plaintiff to purchase the Company's stock in an alleged scheme to defraud the market place and potential investors. The requests for relief names "an amount in excess of $10,000" for four causes of action for a total amount in excess of $40,000, plus punitive damages, the cost of the actions and reasonable attorney's fees.

On or about September 13, 2004, our legal counsel filed a Notice of Removal in the United States District Court, Western Division of North Carolina removing the case from the state court to the Federal Court.

On or about September 20, 2004, our legal counsel filed a Motion to Dismiss the Complaint for lack of personal jurisdiction over Capitol First Corporation and failure to state a claim.

On or about October 18, 2004, the plaintiff, Dr. Christopher Brown, filed a First Amended Complaint in the state court to add federal securities claims to the state action, including counts for securities fraud, failure to register securities, a federal RICO claim and various state law and common law claims.

On or about November 10, 2004, our legal counsel filed a Motion to Dismiss all counts of the amended complaint.

On or about December 8, 2004, the plaintiff filed a Memorandum of Law in opposition to our Motion to Dismiss.

On or about December 22, 2004, our legal counsel filed a Reply Memorandum of Law in further support of the Company's motion to dismiss the first amended complaint.

On or about January 5, 2005, the plaintiff filed a sur reply in further opposition to the Motion to Dismiss.

The Complaint, Amended Complaint and motion to dismiss are before the judge for a decision. The Company cannot predict the timing of the judge's decision.

Although the matter is now ripe for decision, plaintiff has indicated his intention to seek permission to file a second amended complaint.

In addition, Capitol First has filed a motion to transfer this case to the United States District Court for the District of New Jersey. The parties have fully briefed this motion and it is ripe for decision.

The Company believes that it has several defenses to the claims raised and intends to vigorously defend the lawsuit. Due to the inherent uncertainties in litigation and because the ultimate resolution of these proceedings are influenced by factors outside the Company's control, the Company is currently unable to predict the ultimate outcome of this litigation or its impact on the Company's financial position or results of operations. There can be no guarantee or assurances regarding the outcome of the litigation. The cost of litigation has been substantial and continuing litigation costs could have a material adverse affect on the financial condition of the Company. Current management of the Company had independently determined to investigate stock transactions by Mr. Todd and his affiliates which investigation is ongoing.

Civil Lawsuit
-------------

On December 30, 2004, the Company filed a civil lawsuit ("Lawsuit") in the United States District Court For the District of New Jersey against Michael G. Todd, Prescott Investment L.P., David Ryan, Kirlin Securities, Inc., Edward Durante, Christopher Brown, Old Monmouth Stock Transfer Co., Inc. and Steven Telsey. This Lawsuit relates to actions taken by Mr. Todd and the other defendants in connection with Mr. Todd's sale of shares of the Company's common stock during the period between October 2001 and March 2002 as well as whether Mr. Todd properly fulfilled his fiduciary duties as an officer, director and

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 5 - LEGAL PROCEEDINGS - Continued

controlling shareholder of the Company during the relevant time periods described in the complaint. The Company is seeking return of any short-swing profits (as defined in Section 16 of the Exchange Act) that Mr. Todd and the other defendants made from their sales of the Company's common stock, compensatory damages, punitive damages, restitution, and attorney's fees and costs and expenses that the Company has incurred in defending itself in a shareholder lawsuit brought in North Carolina by Mr. Brown, which was filed against the Company on August 5, 2004 and is further described above.

Boca First Capital, LLLP ("Boca First"), a principal shareholder that owns approximately 55.2% of the Company's common stock, along with certain of its partners, are also plaintiffs in the Lawsuit. Boca First is seeking damages from Mr. Todd related to its stock exchange agreement dated April 2002 in which Boca First acquired 64.6% of the Company's issued and outstanding common stock from Mr. Todd.

As of the date of this report, no discovery has occurred in the Lawsuit. The case is in the pleading stage, with the defendants in the process of filing responses to the complaint, several having filed motions to dismiss the claims against them. The motions filed to date will be returnable on or about June 6, 2005.

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

     The Company has a promissory note in the amount of $525,000 which is partially collateralized by the real property in the above suit. The $525,000 note receivable was due in full on October 15, 2004. The Company received a principal paydown of $80,000 and $20,000 toward reimbursement of its legal expenses on October 28, 2004. In March, 2005, the borrower paid an additional $20,000 toward the accrued interest. In May, 2005, the borrower indicated to the company that another partial payment of principal and interest would be paid before the end of the month. The Company has filed a cross-complaint, counter-complaint and third party complaint suing on the note and all the collateral and alleges that the filing of foreclosure by the first mortgage holder is an event of default. The remaining $445,000 note receivable is secured by other properties in addition to its share in the defaulted property. Management believes that in addition to the collateral in the defaulted property, there is sufficient equity in the other collateral to secure its investment.

Other
-----

     We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving such claims, individually or in aggregate, will not have a material adverse impact on our financial position or our results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and on the results of operations for the period in which the effect becomes reasonably estimable.

CAPITOL FIRST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 5 - LEGAL PROCEEDINGS - Continued

There can be no guarantee or assurances regarding the outcome of pending litigation. The cost of litigation has been substantial and continuing litigation costs and the outcome of the litigation could have a material adverse affect on the financial condition of the Company.

NOTE 6 - SUBSEQUENT EVENTS

On April 6, 2005, the company's subsidiary, Toxaway Development Group, LLC, closed on a $630,000 promissory note payable to United Community Bank. The note matures on April 5, 2006, bears interest at a rate of 6.25%, and is secured by a deed of trust on the land and three unsold condominium units in the Toxaway project. The note is personally guaranteed by Ashley Bloom, Acting President and Chief Executive Officer, and Howard and Diane Bloom, beneficial owners.

On May 6, 2005, the company filed a Definitive Proxy Statement with the Securities and Exchange Commission. The definitive proxy statement describes the company's plans to effect a going-private transaction via a reverse split of the common stock in the ratio of one share for 2,000 shares. The Definitive Proxy Statement was also mailed to all stockholders of record on May 5, 2005. A special meeting of shareholders will be held on June 6, 2005 to vote on this matter. Since Boca First Capital, LLLP, owns a majority of the common stock and intends to vote in favor of the Reverse Stock Split, approval is essentially assured.

NOTE 7 - INCOME TAXES

A deferred tax asset was recognized in 2002 based on the anticipation of future profitable operations for the years subsequent to 2002. Maintaining the deferred asset is justified because of our unrealized gains on our land holdings, which are substantiated by appraisals. Due to the operating losses incurred during the fiscal years ended September 30, 2003 and September 30, 2004, as well as the during the six months ended March 31, 2005, we deemed it conservative not to recognize any additional tax asset.

Deferred tax assets:
      Net operating loss carryforwards..............................$ 3,370,000
                                                                    -----------
Total deferred tax assets...........................................  3,370,000
                                                                    -----------

Net future income tax benefit.......................................  3,370,000
Valuation allowance for net deferred tax assets..................... (2,167,000)
                                                                    -----------
Net deferred tax assets.............................................$ 1,203,000
                                                                    ===========

The reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory rate to the net loss is as follows:

Tax benefit at U.S. statutory rate..................................$   (18,733)
State income taxes, net of federal benefits.........................     (2,000)
Valuation allowance.................................................     20,733
                                                                    -----------
Total...............................................................$       -0-
                                                                    ===========

NOTE 8 - CANCELLATION OF DEBT

During the six months ended March 31, 2005, principal and accrued interest in the total amount of $50,904 relating to unsecured promissory notes was written off pursuant to advisement by legal counsel that the statute of limitations on these notes had expired. Attempts by the company to contact these creditors were made prior to the expiration of the statute of limitations.

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

In January 2005, the Company determined that the costs of being a public company outweighed the benefits of being a public company and began the process to deregister the Company's common stock with the Securities and Exchange Commission ("SEC"). The Company filed a definitive proxy statement with the SEC on May 6, 2005, which sets forth in more detail the manner in which the Company will deregister its common stock with the SEC and effectuate a going private transaction. A special meeting of the Company's shareholders will be held on June 6, 2005, in which the shareholders will be asked to vote on the going private transaction. Since Boca First Capital, LLLP, owns a majority of our common stock and intends to vote in favor of the going private transaction, approval is essentially assured.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004.

Revenues increased to $2,134,021 for the quarter ended March 31, 2005, compared to $198,310 for the quarter ended March 31, 2004, an increase of $1,935,711. The increase is due to sales of the company's completed single-family homes constructed on the company's lots and sales of lot inventory in Lehigh Acres, Florida. Revenues from the sale of homes and lots increased to $1,937,203 for the quarter ended March 31, 2005, compared to zero revenues from those sources for the quarter ended March 31, 2004. Interest income from the Company's lending programs increased to $154,027 for the quarter ended March 31, 2005, compared to $75,231 for the quarter ended March 31, 2004. The increase is due to full utilization of a higher base of capital in the company's lending programs compared to the prior year. Fee income from the Company's development consulting programs decreased to $42,791 for the quarter ended March 31, 2005, compared to $123,079 for the quarter ended March 31, 2004. The decrease is due to restructuring from fixed consulting fees to a mix of consulting fees and profits shared with the builders in the current quarter. This restructuring resulted in a decrease in consulting fees currently; however, the company anticipates that higher operating profits will be earned in the future as the company realizes greater earnings on each residential unit at closing due to shared profits.

Cost of revenues increased to $1,782,531 for the quarter ended March 31, 2005, compared to $129,525 for the quarter ended March 31, 2004 due to sales of the company's completed single-family homes and lot inventory. Cost of sales related to sale of homes and lots increased to $1,642,512 for the quarter ended March 31, 2005, compared to zero cost of sales related to those sources in the quarter ended March 31, 2004. Cost of sales for lending activities increased to $140,019 for the quarter ended March 31, 2005, compared to $129,525 for the quarter ended March 31, 2004. The Company increased its borrowings from banks and participants to fund its lending activities.

Operating expenses decreased to $291,403 for the quarter ended March 31, 2005 from $352,545 for the quarter ended March 31, 2004. Total operating expenses consist of (i) general and administrative expenses, (ii) general and administrative expenses paid to related parties and (iii) financial advisory and consulting fees. General and administrative expenses decreased to $254,841 for the quarter ended March 31, 2005 compared to $303,401 for the quarter ended March 31, 2004, a decrease of $48,560 primarily due to a decrease in property taxes. A large tract of land was sold in the third quarter of 2004 and the company's property taxes have decreased accordingly. General and administrative expenses paid to related parties remained the same at $7,500 for the quarters ended March 31, 2005 and 2004. Financial advisory and consulting fees decreased to $29,062 for the quarter ended March 31, 2005 from $41,644 for the quarter ended March 31, 2004, a decrease of $12,582. The decrease is primarily attributable to a reduction in placement agent fees as compared to the prior year. The March 31, 2004, placement agent fees were related to raising $3 million in promissory notes in late September 2003, pursuant to our investment banking agreement with Noble International Investments, Inc.

Other expenses increased to $54,889 in the quarter ended March 31, 2005, compared to other income of $44,522 in the quarter ended March 31, 2004, an increase of $99,411. This increase was primarily due to a gain on extinguishment of debt of $115,909 in the quarter ended March 31, 2004, which did not recur in 2005. The gain was due to the writing off of the principal and interest on certain unsecured promissory notes at the time that the statute of limitations expired on these notes.

Interest income earned on cash balances decreased to $346 for the quarter ended March 31, 2005 compared to $1,666 for the quarter ended March 31, 2004 due to a decrease in our average cash balances because the Company utilized this cash for lending activities and real property acquisitions. Interest expense decreased to $52,735 for the quarter ended March 31, 2005 compared to $73,053 for the quarter ended March 31, 2004. During the quarter ended March 31, 2004, the Company had a loan payable to New Era in the principal amount of $1.6 million, bearing interest at 13%. This loan was refinanced with another lender in April, 2004, at a rate of 5% and was subsequently paid off in June, 2004.

As a result of the foregoing, the Company's net income was $5,198 for the quarter ended March 31, 2005 compared to a net loss of $239,238 for the quarter ended March 31, 2004.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2005 TO THE SIX MONTHS ENDED MARCH 31, 2004.

Revenues increased to $3,619,590 for the six months ended March 31, 2005, compared to $240,602 for the six months ended March 31, 2004, an increase of $3,378,988. The increase is due to sales of the company's completed single-family homes and condominiums constructed on the company's lots and sales of lot inventory in Lehigh Acres, Florida and Toxaway, North Carolina. Revenues from the sale of homes and lots increased to $3,154,620 for the six months ended March 31, 2005, compared to zero revenues from those sources for the six months ended March 31, 2004. Interest income from the Company's lending programs increased to $300,690 for the six months ended March 31, 2005, compared to $116,913 for the six months ended March 31, 2004. The increase is due to full utilization of a higher base of capital in the company's lending programs compared to the prior year. Fee income from the Company's development consulting programs increased to $164,280 for the six months ended March 31, 2005, compared to $123,689 for the six months ended March 31, 2004. The increase is due to an increase in consulting activity compared to the prior six months.

Cost of revenues increased to $3,049,253 for the six months ended March 31, 2005, compared to $139,939 for the six months ended March 31, 2004, an increase of $2,909,314. The increase is due to sales of the company's completed single-family homes and condominium units constructed on the company's lots and sales of lot inventory. Cost of sales related to sales of homes and lots increased to $2,768,350 for the six months ended March 31, 2005, compared to zero cost of sales related to those sources in the six months ended March 31, 2004. Cost of sales for lending activities increased to $280,903 for the six months ended March 31, 2005, compared to $139,939 for the six months ended March 31, 2004. The Company increased its borrowings from banks and participants to fund its loan activities.

Operating expenses decreased to $569,847 for the six months ended March 31, 2005 from $650,106 for the six months ended March 31, 2004, a decrease of $80,259. Total operating expenses consist of (i) general and administrative expenses,
(ii) general and administrative expenses paid to related parties and (iii) financial advisory and consulting fees. General and administrative expenses increased to $501,535 for the six ended March 31, 2005 compared to $442,462 for the six months ended March 31, 2004, an increase of $59,073. The increase was due primarily to (1) a $45,000 increase in legal fees for ongoing securities litigation and securities-related filings (2) a $37,000 increase in payroll to support the Company's new activities and (3) a $20,000 increase in valuation allowance for lending activities and was offset by a $54,000 decrease in real estate property taxes. General and administrative expenses paid to related parties decreased to $15,000 for the six months ended March 31, 2005 from $21,000 for the six months ended March 31, 2004, a decrease of $6,000, due to cessation of rent paid to a related party. Financial advisory and consulting fees decreased to $53,312 for the six months ended March 31, 2005 from $186,644 for the six months ended March 31, 2004, a decrease of $133,332. The decrease is primarily attributable to expenses related to raising $3 million in promissory notes in late September 2003, which did not recur in the six months ended March 31, 2005.

Other expenses decreased to $55,588 in the six months ended March 31, 2005, compared to other expenses of $141,875 in the six months ended March 31, 2004, a decrease of $86,287. Interest income earned on cash balances decreased to $734 for the six months ended March 31, 2005 compared to $7,324 for the six months ended March 31, 2004 due to a decrease in our average cash balances as the Company utilized this cash for lending activities and real property acquisitions. Interest expense decreased to $107,226 for the six months ended March 31, 2005 compared to $240,108 for the six months ended March 31, 2004, a decrease of $132,882. During the six months ended March 31, 2004, the Company had a loan payable to New Era in the principal amount of $1.6 million, bearing interest at 13%. This loan was refinanced with another lender in April, 2004, at a rate of 5% and was subsequently paid off in June, 2004.

The Company had $50,904 gain from the extinguishment of debt in the six months ended March 31, 2005 compared to $90,909 gain from the extinguishment of debt during the six months ended March 31, 2004. The gain was due to the writing off of the principal and interest on certain unsecured promissory notes at the time that the statute of limitations expired on these notes.

As a result of the foregoing, the Company's net loss was $55,098 for the six months ended March 31, 2005 compared to a net loss of $691,318 for the six months ended March 31, 2004.

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

     At March 31, 2005, the Company's working capital was $3,525,023, compared to working capital of $3,956,704 at September 30, 2004, a decrease of $431,681. The decrease is primarily attributed to (1) an increase of $1,856,000 in short term loans and participations payable due to the company's increasing activities and was offset by (2) reclassification of a $1,000,000 note receivable from long term to short term and (3) an increase of approximately $480,000 in real estate held for sale and construction in progress due to the company's increasing activities. The remaining difference is a combination of numerous small changes in current asset and current liability balances.

     At March 31, 2005, the Company had total assets of $14,088,115, an increase of $2,000,261 or 16.5% from the March 31, 2004 total of $12,087,854. The increase in total assets resulted primarily from an increase of approximately $3,000,000 in commercial loan volume and development activities and was offset by an approximately $1,000,000 decrease in land inventory. Cash decreased to $566,234 at March 31, 2005 compared to $869,153 at March 31, 2004. The decrease was due to utilization of cash in commercial lending and development activities.

     Total liabilities of the Company at March 31, 2005 were $12,160,017, an increase of $1,743,841 or 16.7% from the March 31, 2004 total of $10,416,176.
The increase in total liabilities resulted primarily from borrowing approximately $1.8 million from banks, participants and secured note holders to fund the Company's commercial lending and development programs.

     Shareholders' Equity at March 31, 2005, was $1,928,098, an increase of $256,420 or 15% from the March 31, 2004 total of $1,671,678. The increase in equity resulted primarily from an increase in paid-in capital for issuances of common stock, and was offset by accumulated losses and accrued preferred stock dividends.

     Net cash used in operating activities was $504,298 during the six months ended March 31, 2005, compared to $4,534,887 net cash used in operating activities in the six months ended March 31, 2004, a decrease of $4,030,589. During the six months ended March 31, 2004, the Company deployed cash of approximately $3,900,000 in new loans and development projects. During the six months ended March 31, 2005, the volume of lending and development activity was constrained by available cash and maturities of loans placed in earlier periods.

     Net cash used in investing activities was $218,673 during the six months ended March 31, 2005, compared to net cash of $353,399 used in investing activities in the six months ended March 31, 2004, a decrease of $134,726. This decrease is primarily attributable to a net decrease in purchases and sales of lot inventory.

     Net cash provided by financing activities was $795,163 in the six months ended March 31, 2005, compared to $3,095,441 of net cash provided by financing activities in the six months ended March 31, 2004, a decrease of $2,300,278. During the six months ended March 31, 2004, the Company borrowed approximately $3,000,000 to be utilized in its lending and development projects. During the six months ended March 31, 2005, the company borrowed approximately $1,300,000 and repaid approximately $600,000 for its construction activities.

     The Company currently has access to three types of credit to finance its working capital needs: the Boca First Credit Line ("Boca First"), various loans collateralized by real property from TransCapital Bank and an agreement with Coral Capital, LLC.

     The Company has drawn $1,229,500 on its $4,000,000 credit line from Boca First as of March 31, 2005, a reduction of $36,152 from the September 30, 2004, balance of $1,265,652. The Boca First Credit Line is evidenced by a promissory note secured by a subordinated mortgage on the remaining 696 acres of the Maumelle Property, 1,000 shares of common stock of Capitol Development, a $1 million note receivable with a maturity date of January 10, 2006 and second or third security interests in all notes and loans receivable generated in the Company's lending operations. The Boca First Credit Line matures on November 1, 2007, and has a current interest rate of ten percent (10%) per annum. This rate is adjustable quarterly to a rate equal to the greater of ten percent per annum or one percent (1%) above the prime rate, as published in The Wall Street Journal, in effect on that date.

     During the six months ended March 31, 2005, the Company's borrowings from Transcapital Bank increased to $2,129,942 from $1,813,775 at September 30, 2004, an increase of $316,167. The increase represents a netting of new borrowings and repayments as homes and lot inventory are sold. Total borrowings increased overall due to nearing completion on one of the company's major projects in Lighthouse Point, Florida, as well as commencement of construction of additional single-family homes in Lehigh Acres, Florida. All borrowings are secured by mortgages on the Company's properties. Interest rates range from 8.00% to 12.00% and terms are one year.

     During the six months ended March 31, 2005, the Company's borrowings from Coral Capital, LLC decreased by $646, to $892,203 from $892,849 at September 30, 2004. This decrease represents a netting of new borrowing and proceeds repaid to Coral Capital as agreed between the parties. Borrowings from Coral Capital were used to purchase single-family lots in southwest Florida under a 50/50 joint venture agreement. The note bears no interest and is payable when individual lots are sold.

     As of March 31, 2005, the Company's material commitments for capital expenditures are construction and development expenses for its various projects in Florida and North Carolina.

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

FACTORS THAT MAY AFFECT FUTURE  RESULTS

     The factors identified below are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward looking statement made by or on behalf of the Company, whether in this section or elsewhere in this Report or in any other written or verbal statement of the Company or its officers or directors. Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward looking projections. The Company does not intend to update these cautionary statements. The principal factors that could cause the Company's actual results to differ material from the forward looking statements include, but are not limited to the following:

     o the ability to continue to generate sufficient revenues to fund day-to-day operations;
     o the ability to compete in the Florida, Arkansas and North Carolina real estate markets and in other markets where the Company intends to acquire real property and the ability to expand successfully into those areas;
     o the ability to obtain necessary permits and approvals for the development of our land;
     o the ability to compete in the high-yield lending industry and provide loans with an acceptable yield that are secured by adequate collateral;
     o   adverse legislation or regulation;
     o availability of labor or material costs or significant increase in their costs;
     o increase in interest rates causing a decrease in sales in the real estate development industry and conversely a decrease in borrowers in the high-yield lending area;
     o   the level of consumer confidence;
     o the concentration of development and/or loans in South Florida and southwest Florida;
     o   unanticipated litigation or legal proceedings;
     o   the results of the current litigation;
     o   conditions in the capital, credit and development markets;
     o risks associated with increased insurance costs or unavailability of adequate coverage, perceived risk of travel and changes in economic conditions due to recent events;
     o   the risk of terrorism;
     o   adverse economic conditions;
     o   the risk of defaults on loans made by our mortgage subsidiary;
     o the Company's underwriting standards and procedures may not effectively reveal risks of under-performing loans or loans that may go into default;
     o the lack of security value or decrease in security value of the collateral underlying the loans made by the Company;
     o the Company has limited access to capital compared to its larger competitors and there can be no assurance that the Company will be able to acquire the necessary capital to operate its business;
     o the Company may pay up-front fees to mortgage brokers, management fees, and real estate fees if it purchases property which may reduce the Company's earnings;
     o   the Company may become liable for unforeseen environmental obligations;
         and
     o   the risk of natural disasters.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. We continue to assess the potential impact that the adoption of the proposed FSP could have on our financial statements.

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

     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin
(SAB) 107, Share-Based Payment, which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2003 and have accounted for all awards granted to employees in recent years using the fair value recognition method. Accordingly we believe SFAS No. 123(R) will not have a material impact on financial statements.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Footnote 5 to the financial statements in Part I, ITEM I.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On March 23, 2005, we issued 25,000 shares of our restricted common stock to four of our employees as a bonus for services rendered during the prior year. We issued these shares to our employees in reliance upon Section 4(2) of the Securities Act, because each of them was knowledgeable, sophisticated and had access to comprehensive information about our company. We placed restricted legends on the certificates stating that the securities were not registered under the Securities Act and set forth their restrictions on transferability and sale.

     On March 23, 2005, we issued 1,650,000 shares of our restricted common stock to two principals of Noble International Investments, Inc., an investment bank that served as the placement agent for Interfund Investment Fund I, LLC, one of our subsidiaries. We issued these shares to the two principals of Noble in reliance upon Section 4(2) of the Securities Act, because each of them was knowledgeable, sophisticated and had access to comprehensive information about our company. We placed restrictive legends on the certificates stating that the securities were not registered under the Securities Act and set forth their restrictions on transferability and sale.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS

Exhibit 11    Statement re: computation of per share earnings*

Exhibit 31.1. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAPITOL FIRST CORPORATION

Date: May 16, 2005                     By: /s/ ASHLEY B. BLOOM
                                           -------------------------------------
                                           Ashley B. Bloom
                                           Acting President and
                                           Chief Executive Officer
                                           (Duly Authorized by the Registrant)




Date: May 16, 2005                     By: /s/ MONICA A. SCHREIBER
                                           -------------------------------------
                                           Monica A. Schreiber
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)


                                  EXHIBIT INDEX

Exhibit 11    Statement re: computation of per share earnings*

Exhibit 31.1. Certification of the Chief Executive Officer pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2. Certification of the Chief Financial Officer pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

Exhibit 32.2. Certification of the Chief Financial Officer pursuant to Section
              906 of the Sarbanes-Oxley Act*